Form 10-K
period 1996-03-15
LIBERTY TAX CREDIT PLUS LP
filed 1996-06-12
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---   ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 15, 1996
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 33-15479

                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


              Delaware                                 13-3446500
- - ---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

 625 Madison Avenue, New York, New York                 10022
- - ----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial Assignment Certificates and Limited Partnership Interests (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I

Item 1.  Business.

General
- - -------

         Liberty Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 26, 1987. The General Partners of the Partnership are Related Credit Properties, L.P., a Delaware Limited Partnership (the "Related General Partner"), Liberty Associates III L.P., a Delaware Limited Partnership ("Liberty Associates"), and Liberty GP Inc. (formerly Shearson/Liberty G.P. Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties, Inc., a Delaware corporation. The general partners of Liberty Associates are the Related General Partner and Liberty General Partner.

         On November 20, 1987, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), pursuant to a prospectus dated November 20, 1987, as supplemented by the supplements thereto dated January 14, 1988 and March 14, 1988 (as so supplemented the, "Prospectus"). As of April 4, 1988 (the date on which the Partnership held the final closing of the sale of BACs and on which the Offering was terminated), the Partnership had received $79,937,500 of gross proceeds of the Offering from 5,525 investors.

         The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships", "subsidiaries" or "subsidiary partnerships") which own leveraged low and moderate-income multifamily residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning Properties that are eligible for the historic rehabilitation tax credit ("Rehabilitation Projects"). The Partnership's investment in each Local Partnership represents 20% to 98% interest in each of the Local Partnerships. As of March 15, 1996, the Partnership had acquired interests in 31 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties, below.

         Liberty Associates is the Special Limited Partner in all 31 Local Partnerships, as well as a General Partner of the Partnership. Liberty Associates has certain rights and obligations in its role as Special Limited Partner, which permit this affiliate of the Partnership to execute control over the management and policies of the subsidiaries.

          The investment objectives of the Partnership are to:

         1. Entitle qualified BACs holders to substantial low-income housing Tax Credits (and potentially rehabilitation tax credits) over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service.)

         2. Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposition of the Properties.

         3. Preserve and protect the Partnership's capital.

         4. Provide cash distributions when available from the operations of Apartment Complexes and Rehabilitation Projects.

         5. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset active business income.

         One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Housing Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Tax Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by respective state credit agencies the authority to recognize Housing Tax Credits during the Tax Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Housing Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Housing Tax Credits or historic rehabilitation tax credits (together with Housing Tax Credits, "Tax Credits"), it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

         As of March 15, 1996, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. Cash distributions received from the Local Partnership have been relatively immaterial. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales. Accordingly, at this time there can be no assurance that the Partnership will achieve each of its investment objectives.

Competition
- - -----------

         The real estate business is highly competitive and substantially all of the Properties acquired by the Partnership are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Partnership.

Employees
- - ---------

         The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

         The Partnership has acquired an interest as a general partner in 31 Local Partnerships. Set forth below is a schedule of these Local Partnerships including certain information concerning the properties (the "Local Partnership Schedule"). Further information concerning those Local Partnerships and their properties may be found in Item 14, Schedule III.

         Except for the seven limited partnerships listed below, the following is the allocation of ownership percentage for each of the lower-tier partnerships.

                  General Partner                             1%
                  Special Limited Partner                     1%
                  Limited Partner -
                     Liberty Tax Credit Plus L.P.            98%


                         General         Special          Liberty Tax          *Other
                        Partner(s)   Limited Partners   Credit Plus L.P.   Limited Partners
Shiloh Grove               5%              1%                  94%                 0%
Concourse Artists          1%              1%                  79%                19%
Grand Concourse            1%              1%                  79%                19%
Robin Housing              1%              1%                  79%                19%
Willoughby - Wyckoff       1%              1%                  79%                19%
Penn Alto                  1%              1%               19.60%             78.40%
Sartain                    1%              1%               71.54%             26.46%

*  Affiliate of the Partnership with same management

                           Local Partnership Schedule

                                                                  % of Units Occupied at May 1,
                                                                  -----------------------------
Name and Location (Number of Units)               Date Acquired   1996  1995  1994  1993  1992
- - -----------------------------------               -------------   ----  ----  ----  ----  ----
B & C Housing Associates, L.P.                    December 1987   89    87    95    95    99
Tulsa, OK (220)

State Street 86 Associates, L.P.                  February 1988   98   100    98   100   100
Camden, NJ (200)

Fox Glenn Investors, L.P.                         March 1988      98    97    98    98    97
Seat Pleasant, MD (172)

Shiloh-Grove L.P. (Mt. Vernon)                    February 1988   97    97    98    97    96
Columbus, OH (394)

Silver Blue Lake Apartments, LTD.                 February 1988   98   100    99    98    99
Miami, FL (123)

Lancaster Towers Associates, LTD.                 May 1988       100   100   100   100   100
Lancaster, NY (157)

West Kinney Associates, L.P.                      June 1988       98    98   100    98   100
Newark, NJ (114)

                                                                  % of Units Occupied at May 1,
                                                                  -----------------------------
Name and Location (Number of Units)               Date Acquired   1996  1995  1994  1993  1992
- - -----------------------------------               -------------   ----  ----  ----  ----  ----
Autumn Park Associates, L.P.                      June 1988       97    93    93    96    94
Wilsonville, OR (144)

Regent Street Associates, L.P.                    June 1988       98    99    96    98   100
Philadelphia, PA (80)

Magnolia Arms Associates, LTD.                    July 1988       97    84    86    90    91
Jacksonville, FL (232)

Greenleaf Associates, L.P.                        July 1988       97    98    98    96    95
Kansas City, Mo (195)

Alameda Towers Associates, L.P.                   July 1988      100    98    98    92   100
San Juan, PR (150)

Dixie Apartment Associates, LTD.                  July 1988       93   100   100   100   100
Miami, FL (29)

Ludlam Gardens Apartments, LTD.                   July 1988       99    99    99   100   100
Miami, FL (90)

Grove Parc Associates, L.P. (Woodlawn)            July 1988       99    98   100    99    97
Chicago, IL (504)

2108 Bolton Drive Associates, L.P.                July 1988       95   100    82    33    34
Atlanta, GA (358)

Apple Creek Housing Associates, LTD.              June 1988       96    99    99    97    97
Arvado, CO (195)

Redwood Villa Associates                          September 1988 100    96    99    99    99
San Diego, CA (92)

Charles Drew Court Associates, L.P.               September 1988  89   100    97   100   100
Atlantic City, NJ (38)

Walnut Park Plaza Associates, L.P.                September 1988  89    92    93    96    98
Philadelphia, PA (227)

Bayridge Associates, L.P.                         December 1988   97    97    97    95    98
Beaverton, OR (246)

United-Pennsylvanian, L.P.                        December 1988   98   100   100   100   100
Erie, PA (112)

2051 Grand Concourse Associates, L.P.             November 1988   97    98    95    96    97
Bronx, NY (63)

Concourse Artists Housing Associates, L.P.        November 1988   96   100    98   100   100
Bronx, NY (23)

                                                                  % of Units Occupied at May 1,
                                                                  -----------------------------
Name and Location (Number of Units)               Date Acquired   1996  1995  1994  1993  1992
- - -----------------------------------               -------------   ----  ----  ----  ----  ----
Willoughby/Wycoff Housing Associates, L.P.        November 1988   97    88    90    85    88
Bronx, NY (68)

Robin Housing                                     November 1988   97    92    96    96    98
Bronx, NY (100)

Lund Hill Associates, L.P.                        January 1989   100   100   100   100   100
Superior, WI (150)

Tanglewood Apartments, L.P.                       October 1988   100   100    90    98   100
Joplin, MO (176)

Quality Hill Historic District-Phase II-A, L.P.   March 1989      94    85    91    95   100
Kansas City, MO (49)

Penn Alto Associates, L.P.                        June 1989       87    81    94   100    94
Altoona, PA (150)

Sartain School Venture, L.P.                      August 1990     89   100   100   100   100
Philadelphia, PA (35)

         The general partners of the Local Partnerships in which the Partnership invests ("Local General Partners") are generally required, pursuant to a Development Deficit Guaranty Agreement, to fund deficits incurred during the development stage of the Local Partnerships and/or to undertake to repurchase the Partnership's interest in the Local Partnership if construction is not completed substantially on time and on budget. A development deficit is incurred when costs to rehabilitate, finance and pay all other operating expenses of a Local Partnership exceed the proceeds of the mortgage note, capital contribution and rental receipts prior to completion of the development of the Local Partnership. Development deficit payments are made without right of repayment.

         The General Partners generally require that the Local General Partners undertake an obligation, pursuant to an Operating Deficit Guaranty Agreement, to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time (generally three years) following the Partnership's investment. In each case the operating deficits will be funded by Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

         Additionally, the Local General Partners are generally required to enter into a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In most instances, if rental achievement is not met by a specified date, the Local General Partner must also pay to the Local Partnership, a return of capital, and interest thereon, as stated in the local partnership agreement. Security for these agreements are generally provided in the form of letters of credit and/or escrow deposits provided by the Local General Partner.

         All development deficit and rent-up guarantees with respect to the properties have expired. All operating deficit guarantees expire within the next three years.

         Housing Tax Credits with respect to a given Property are available for a ten-year Tax Credit Period that commences when the property is leased to qualified tenants. However, the annual Housing Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Housing Tax Credits not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Housing Tax Credits only beginning in the month following the month in which it acquired its interest and Housing Tax Credits allocated in any prior period would not be available to the Partnership.

         All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

         Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

         Management continuously reviews the physical state of the Properties and budgets improvements when required, which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

         Management continuously reviews the insurance coverage of the properties and believes such coverage is adequate.

         See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

         Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.


Item 3.  Legal Proceedings.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

         The Partnership has issued 15,987.5 Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate Gross Proceeds of $79,937,500. All of the issued and outstanding Limited Partnership Interests have been issued to Liberty Credit Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued BACs to the purchasers thereof for an aggregate purchase price of $79,937,500. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

         Neither the BACs nor the Limited Partnership Interests are traded on any established public trading market. Because of the provisions of the Revenue Act of 1987, unless there are further changes in such law, the Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners plan to impose limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

         The Partnership has 5,525 registered holders of an aggregate of 15,987.5 BACs, as of June 1, 1996.

         All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the three General Partners.

         Certain Local Partnerships are subject to HUD restrictions which limit annual cash distributions to partners and restrict the Local Partnerships from selling or otherwise liquidating their assets, without HUD's approval, during the period that the agreement with HUD is in existence.

         There are no material legal restrictions in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") on the ability to make distributions.

         The Partnership has made no distributions to the BAC holders as of March 15, 1996. The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sales proceeds.

Item 6.  Selected Financial Data.

         The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.


                                                       For the Year Ended March 15
                                ---------------------------------------------------------------------------------
OPERATIONS                           1996             1995             1994            1993              1992
- - ----------                      -------------    -------------    -------------    -------------    -------------
Revenues                        $  35,455,255    $  34,345,754    $  31,952,673    $  31,272,203    $  31,242,508
Operating expenses                 42,396,512       43,557,847       41,632,706       41,018,149       41,132,283
                                -------------    -------------    -------------    -------------    -------------
Loss before minority
  interest and extraordinary
  item                             (6,941,257)      (9,212,093)      (9,680,033)      (9,745,946)      (9,889,775)

Minority interest in loss
  of subsidiaries                     483,863          367,308          621,840          568,542          560,954
                                -------------    -------------    -------------    -------------    -------------

Loss before
  extraordinary item               (6,457,394)      (8,844,785)      (9,058,193)      (9,177,404)      (9,328,821)

Extraordinary item - forgive-
  ness of indebtedness                      0        8,789,439          196,889                0                0
                                -------------    -------------    -------------    -------------    -------------

Net loss                        $  (6,457,394)   $     (55,346)   $  (8,861,304)   $  (9,177,404)   $  (9,328,821)
                                =============    =============    =============    =============    =============

Loss before extra-
  ordinary item per BAC         $     (399.86)   $     (547.70)   $     (560.91)   $     (568.30)   $     (577.67)

Extraordinary item per BAC                  0           544.27            12.19                0                0
                                -------------    -------------    -------------    -------------    -------------

Net loss per weighted
  average BAC                   $     (399.86)   $       (3.43)   $     (548.72)   $     (568.30)   $     (577.67)
                                =============    =============    =============    =============    =============


                                                                     March 15
                                ---------------------------------------------------------------------------------
FINANCIAL POSITION                   1996             1995             1994            1993              1992
- - ------------------              -------------    -------------    -------------    -------------    -------------
Total assets                    $ 208,338,218    $ 216,196,946    $ 226,002,670    $ 233,324,354    $ 242,794,438
                                =============    =============    =============    =============    =============

Total liabilities               $(182,639,668)   $(183,414,534)   $(192,502,613)   $(190,529,135)   $(190,044,740)
                                =============    =============    =============    =============    =============

Minority interest               $  (7,133,812)   $  (7,760,280)   $  (8,422,579)   $  (8,856,437)   $  (9,633,512)
                                =============    =============    =============    =============    =============

Total partners' capital         $  18,564,738    $  25,022,132    $  25,077,478    $  33,938,782    $  43,116,186
                                =============    =============    =============    =============    =============

         During the years ended March 15, 1992 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
- - -------------------------------

         The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the years ended March 15, 1996, 1995 and 1994 such distributions amounted to approximately $140,000, $218,000 and $252,000 respectively. Accordingly, the Related General Partner advanced funds totaling approximately $59,000, 25,000 and $21,000 at March 15, 1996, 1995 and 1994, respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,022,000, $549,000 and $266,000 were accrued and unpaid as of March 15, 1996,
1995 and 1994, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations, The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

         Pursuant to a public offering which began on November 20, 1987 and terminated on April 4, 1988, the Partnership received $79,937,500 in gross proceeds from the sale of BACs. The net proceeds available for investment, after volume discounts, establishment of a working capital reserve, payment of sales commission, acquisition fees, acquisition expenses and organization and offering expenses, were approximately $63,750,000. The entire amount of the net proceeds has been fully invested in 31 Local Partnerships.

         Cash and cash equivalents decreased $148,553 during the year ended March 15, 1996 as a result of cash used in financing activities of $1,955,719 (which includes net repayment of mortgage notes of $2,908,134 offset by an increase in due to Local General Partner and affiliates of $1,095,430) and cash used in investing activities of $2,086,068, which includes property improvements of $1,268,987 and an increase in cash held in escrow of $817,081, exceeding cash provided by operating activities of $3,893,234. Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization in the amount of $9,060,347.

         A working capital reserve of approximately $2,400,000 was initially established to pay operating expenses of the Partnership, including partnership management fees payable to the General Partners, of which approximately $19,000 and $53,000 remained unused at March 15, 1996 and 1995, respectively.

         The Partnership is not expected to have access to additional sources of financing.

         The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships, in which the Local General Partners have agreed to fund operating deficits, up to a stated maximum amount, for a specified period of time (generally, three years commencing at break-even). The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership. The gross amount of the Operating Deficit Guarantees aggregate approximately $16,880,000, of which $16,430,000, $15,388,000 and $13,864,000 had expired as of March 15,
1996, 1995 and 1994, respectively. As of March 15, 1996, 1995 and 1994,
$621,887, $513,055 and $723,025, respectively, has been funded by the Local General Partners to meet such obligations. Of the amount funded through March 15, 1996 approximately $108,000 has been recorded as a capital contribution and the remaining balance of approximately $513,000 is recorded as noninterest bearing operating advances to be repaid from operating cash flow. All operating deficit guarantees expire within the next three years. Management does not expect a material impact on liquidity, based on prior years' fundings.

         HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's proposed blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA could affect the Local Partnerships: discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.

         The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

         Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been re-introduced as "Portfolio Restructuring".

         For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

         Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 31 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the property for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warrant the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which is not included in the financial statement carrying amount.

Results of Operations
- - ---------------------

          Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 15, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

          In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Under SFAS 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

          Effective March 16, 1996, the Partnership intends to adopt SFAS 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

         The following is a summary of the results of operations of the Partnership for the years ended March 15, 1996, 1995 and 1994 (the 1995, 1994 and 1993 Fiscal Years, respectively).

         The Partnership's revenues continue to consist primarily of the results of the Partnership's investment in consolidated subsidiary partnerships. Twenty one of the Local Partnerships receive HUD Section 8 subsidies which serve to stabilize the revenues of these Local Partnerships. The majority of the Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

         The net loss for the 1995, 1994 and 1993 Fiscal Years totaled $6,457,394, $55,346 and $8,861,304, respectively. The 1994 Fiscal Year net loss is net of extraordinary income of $8,789,439.

         The Partnership continues to meet the investment objective of generating Housing Tax Credits to qualified BACs holders. To date all of the Local Partnerships have remained in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $11,327,236 $11,327,236 and $11,327,258 in Tax Credits during the 1995, 1994, and 1993 Fiscal Years, respectively.

1995 vs. 1994
- - -------------

         Rental income increased approximately $850,000 for the 1995 Fiscal Year as compared to the corresponding period in 1994 primarily due to annual rental rate increases which are generally subject to HUD limitations and a retroactive rent increase at B & C Housing Associates.

         Other income increased approximately $260,000 for the 1995 Fiscal Year as compared to the corresponding period in 1994 primarily due to B & C Housing Associates receiving federal funds for physical repair and improvements.

         Total expenses remained fairly consistent for the 1995 Fiscal Year as compared to the corresponding period in 1994.

1994 vs. 1993
- - -------------

         Rental income increased approximately $1,900,000 or 6% for the 1994 Fiscal Year as compared to the 1993 Fiscal Year. Approximately 1.5% of the increase is attributable to a retro-active increase for 1990 and 1991 at Fox Glenn Apartments, 3% is due to an increase in occupancy at three Local Partnerships, and 1% is due to annual rent increases which are generally subject to HUD limitation.

         Other income consists primarily of interest income earned by both the Local Partnerships and the Partnership on funds held in escrow, subsidy income and miscellaneous income. Other income increased approximately $508,000 for the 1994 Fiscal Year as compared to the 1993 Fiscal Year. This increase is primarily due to a local partnership being awarded a housing drug elimination grant by HUD for the construction of a fence around the perimeter of the property and due to the cancellation of indebtedness at "Quality Hill" (see Note 7). The increase was also due, to a lesser extent, to insurance proceeds received by one local partnership for a claim for a cooling unit which needed to be repaired.

         Repairs and maintenance increased approximately $1,153,000 for the 1994 Fiscal Year as compared to the 1993 Fiscal Year. This increase is due to three Local Partnerships addressing the physical needs of the properties. HUD rated one local partnership "Grove Parc" unsatisfactory, and therefore, the Local Partnership made improvements, including a new security fence around the perimeter of the property, the installation of water restrictors in shower heads and commodes as a water conservation method, repainting of hallways, and installation of new light fixtures. One local partnership was built on a landfill, therefore additional costs were incurred to fill in parts of the ground that had washed away. There was an increase in expenses at another Local Partnership due to the replacement of a cooling unit which had broken during the winter. Insurance proceeds covered the costs of the cooling unit, and are included in other income.

Results of Operations of Certain Local Partnerships
- - ---------------------------------------------------

2108 Bolton Drive Associates, L.P.
- - ----------------------------------

         2108 Bolton Drive Associates, L.P. ("2108"), located in Atlanta, Georgia, incurred significant operating losses before extraordinary items of approximately $852,000, $1,640,000, and $1,819,000 in the 1995, 1994 and 1993
Fiscal Years, respectively, and had a partners' capital of approximately $3,900,000 and $4,750,000 at December 31, 1995 and 1994, respectively. As a result of negative cash flows, the subsidiary partnership did not have the ability to meet its debt obligations and was in arrears under the terms of its mortgage loan as of December 31, 1993.

         During the 1993 Fiscal Year, the original general partner of Bolton, the predecessor to 2108, was replaced by New Texas Associates, Inc. ("New Texas"); and in connection therewith operating deficit loans previously advanced by the former general partner in the amount of $196,889 were forgiven and the operating deficit agreement cancelled. New Texas had attempted to reach a provisional mortgage workout agreement with HUD. Subsequent to December 31, 1993, HUD concluded that a workout was not in its best interest and ordered that the property be sold. The sale occurred on April 26, 1994 for a price of $4,500,000 to a new limited partnership, 2108. The 98.99% limited partner of 2108 is Liberty Tax Credit Plus L.P. The closing occurred on July 13, 1994. On June 28, 1994, Bolton was merged with 2108. For tax purposes, as well as in the financial statements the transaction was considered a continuation of Bolton.

         The acquisition was financed by a first mortgage dated June 29, 1994 in the original amount of $4,500,000. The mortgage provides for interest at the commercial base rate of the mortgagee plus 2% per annum matured June 29, 1995 and was extended to October 31, 1996. In addition, 2108 committed to spend approximately $400,000 on capital improvements and repairs. In order to acquire the property, affect repairs and pay closing costs, an affiliate of the general partner of 2108 advanced $600,000 and the Partnership advanced $1,027,000. The property was originally encumbered by a $9,631,800 mortgage at an interest rate of 10.75% and accrued interest at July 13, 1994 was $3,911,510. The effect of the transaction is a refinancing resulting in a reduction in mortgage indebtedness (including accrued interest and other liabilities) of $9,335,750.

         For financial reporting purposes, the Partnership has recognized income in the amount of $9,335,750 (forgiveness of indebtedness) from the transaction, including the mortgage reduction and write-off of certain other payables which has been shown as an extraordinary gain in the 1994 financial statements. Development deficit loans previously funded by the former general partner have been reflected as a reduction of the basis of the property. In March 1996, 2108 refinanced its mortgage note payable of approximately $3,500,000. The new mortgage note in the amount of $4,480,000 paid off the former mortgage note and approximately $900,000 of debt due to an affiliate of the Partnership. This mortgage bears interest at the rate of 8.64% per annum and is payable in monthly installments of $36,105 which includes principal and interest through March 2006, when the remaining principal balance of approximately $3,700,000 will be due. The Partnership's investment in 2108 at March 15, 1996 and 1995 was approximately $2,204,000 and $3,047,000, respectively and the minority interest balance was approximately $1,695,000 and $1,700,000. 2108's net (loss) income after minority interest amounted to approximately ($843,000), $7,616,000 and ($1,605,000), for the 1995, 1994 and 1993 Fiscal Years, respectively.

Silver Blue Lake Apartments, Ltd.
- - ---------------------------------

         Three note holders, which provided additional permanent financing for Silver Blue Lake Apartments Ltd., ("Silver Blue Lake") have commenced legal action against the Local Partnership claiming that it is in default of the provisions of the notes regarding the payments of principal and interest to be made from net cash flow, as defined. Accordingly, they have declared the notes to be in default and have demanded the entire outstanding indebtedness of principal and interest. At December 31, 1995, total indebtedness, under these notes, amounted to $258,840. In December 1995, a settlement agreement was reached by Silver Blue Lake and the note holders. The subsidiary partnership agreed to pay the noteholders $18,480, record a second mortgage covering the notes, and pay interest semiannually up to 20% of cash flow or $1,250 whichever is greater. The Partnership's investment in Silver Blue Lake and the minority interest balance at March 15, 1996, and 1995 has been reduced to zero by prior years' losses. Silver Blue Lake's net loss amounted to approximately $21,000, $146,000 and $61,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

Regent Street Associates, L.P.
- - ------------------------------

         Regent Street Associates, L.P. ("Regent Street") has received from the Internal Revenue Service a notice of final partnership administrative adjustment. Pursuant to the notice the Internal Revenue Service has challenged the method in which the subsidiary partnership has allocated the below-market federal financing to its properties, which challenge, if successful, would result in the subsidiary partnership only being able to claim a 4% Low Income Housing Tax Credit rather than a 9% Low Income Housing Tax Credit. The Internal Revenue Service has also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. The general partners of the Regent Street subsidiary partnership intend to file a petition for readjustment challenging each of the positions taken by the Internal Revenue Service. The Partnership's investment in Regent Street at March 15, 1996 and 1995, was approximately $1,153,000 and $1,489.000, respectively and the minority interest balance was zero. Regent Streets net loss amounted to approximately $336,000, $322,000 and $355,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

Redwood Villa Associates, L.P.
- - ------------------------------

         Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 1995 Fiscal Year, Redwood experienced a loss of $240,426 including $227,084 of depreciation and $4,533 of amortization. For the 1994 Fiscal Year, Redwood experienced a loss of $397,877 including $241,990 of depreciation and $4,533 of amortization. Redwood also had a loss on disposal of a co-generation unit of $175,528 (net of $106,951 received in grant monies to construct the co-generation unit). Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or contributions from partners. The financial statements for the 1995 and 1994 Fiscal Years for Redwood Villa have been prepared assuming that Redwood Villa will continue as a going concern. Management, whenever possible plans to reduce operating costs to achieve profitable operations. The Partnership's investment in Redwood at March 15, 1996 and 1995 was reduced to zero by current and prior years losses and the minority interest balance was approximately $412,000 and $415,000, respectively. Redwood Villa's net loss after minority interest amounted to approximately $238,000, $393,000 and $227,000 for the 1995, 1994 and 1993 Fiscal Years,
respectively.

Magnolia Arms Associates, Ltd.
- - ------------------------------

         Magnolia Arms Associates, Ltd. ("Magnolia") was in default of its mortgage. As a result of the default, the trustee could have demanded full payment of the mortgage loan balance ($7,105,000 at August 31, 1995), taken possession of the project, foreclosed the mortgage promissory note or taken other measures as provided for in the financing documents. Effective September 1, 1995, Magnolia entered into a forbearance agreement with the bondholders and mortgagee which reduced the interest rate to 5% per annum and subjected the bonds to mandatory sinking fund redemption at discounted payment rates ranging from 65% in 1995 to 100% in 2017, contingent upon payments being made. Since the total future cash payment of all new debt was greater than the carrying amount of the old debt the amount of the original note was not adjusted and no gain was recorded. However, the current interest rate was adjusted using the interest method. The new effective rate is the discount rate that equates the present value of the future cash payments with the carrying amount of the debt. The effective interest rate of the debt related to the restructuring is 4.52%. The bondholders have directed the trustee not to accelerate the maturity of the bonds or to pursue any remedies provided for in the financing documents as long as the parties to the agreement are meeting their obligations. The Partnership's investment in Magnolia at March 15, 1996 and 1995 was reduced to zero by prior years' losses. Magnolia's net income (loss) amounted to approximately $33,000, ($648,000) and ($603,000) for the 1995, 1994 and 1993 Fiscal Years,
respectively.

Quality Hill Historic District - Phase II - A, L.P.
- - ---------------------------------------------------

         One of the loans providing permanent financing for Quality Hill Historic District - Phase II A, L.P. ("Quality Hill") is being provided by the Land Clearance for Redevelopment Authority of Kansas City ("LCRA") in the amount of $960,000. This non-interest bearing note is secured by a fourth deed of trust on the rental property and is due in full on June 26, 2021. One-fourteenth of the unpaid principal balance shall be forgiven annually on the anniversary date of the note so long as the property is used only as rental property for qualified low-income families and individuals. $68,571 and $205,714 were recorded as cancellation of indebtedness income at December 31, 1995 and 1994, respectively, (see Note 7). The Partnership's investment in Quality Hill at March 15, 1996 and 1995 was approximately $2,270,000 and $2,460,000, respectively and the minority interest balance was zero. Quality Hill's net loss amounted to approximately $191,000 $44,000 and $243,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

Greenleaf Associates, L.P.
- - --------------------------

         Greenleaf Associates, L.P. ("Greenleaf"), has not made its monthly mortgage payments when due. Pursuant to the terms of the mortgage note, Greenleaf's failure to make the required payments when due, constituted an event of default. As a result of the default, the mortgagee could demand full payment of the mortgage loan balance ($4,453,250 at December 31, 1995) and exercise the other remedies of a secured party under the Uniform Commercial Code including taking possession of the collateral (the project) and selling or otherwise disposing of the project. The mortgagee has not yet determined to accelerate the mortgage and Greenleaf is negotiating with the mortgagee to restructure the terms of the mortgage loan.

         The auditors for Greenleaf have prepared the 1995 Fiscal Year financial statements assuming Greenleaf will continue as a going concern. The Partnerships' investment in Greenleaf and the minority interest balance was reduced to zero by prior years' losses. Greenleaf's net loss amounted to approximately $203,000, $214,000 and $245,000 for the 1995, 1994 and 1993 Fiscal
Years, respectively.

B & C Housing I Associates, L.P. ("Sun Garden/Worthington Apts")
- - ----------------------------------------------------------------

         B & C Housing I Associates, L.P. ("Sun Garden/Worthington Apts") local general partnership interest was sold to Michaels Corp., coincident with a proposed loan modification. Effective February 1, 1996 the property benefited from a reduction in mortgage interest from 10.25% to 7.15%, which will result in approximately $170,000 less in annual interest costs, enabling the owner to complete an approved repair and replacement plan over the next four years. The Partnership's investment in B & C Housing at March 15, 1996 and 1995 was approximately $795,000 and $633,000. In the case of B&C Housing the minority interest balance at March 13, 1996 and 1995 was approximately $163,000 and $147,000, respectively. B & C's net income (loss) after minority interest amounted to approximately $161,000, ($338,000) and ($343,000) for the 1995, 1994
and 1993 Fiscal Years, respectively.

Walnut Park Plaza Associates
- - ----------------------------

         Walnut Park Plaza Associates, ("Walnut Park") has sustained recurring losses from operations. At December 31, 1995, Walnut Park had not made certain payments required under the terms of the Bond Indenture and, as a result, is in default. In August, 1995, the Project's bonds payable were sold by the bondholder to E. A. Moos ("Moos"). On April 9, 1996, Walnut Park entered into an interim agreement with Moo's. The expiration date for the interim agreement is October 15, 1996 and is subject to certain defined extension and termination provisions. The interim agreement primarily allows Moos to select an interim and permanent replacement property manager, to formulate a proposal to replace the Local General Partner, and to possibly restructure the indebtedness of the Project. Walnut Park's continued existence is dependent on the impact of the interim agreement and ultimately the resolution of the default of certain obligations under the terms of the Bond Indenture. Contingent upon the outcome of the interim agreement and of the status of the Bond Indenture default, the subsidiary partnership may be unable to continue as a going concern in it's present form. The Partnership's investment in Walnut Park at March 15, 1996 was written down to zero as a result of current year losses and at March 15, 1995 the Partnerships investment was approximately $167,000. In the case of Walnut Park minority interest balance at March 15, 1996 and 1995 amounted to approximately $442,000 and $445,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $257,000, $193,000 and $332,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

Item 8. Financial Statements and Supplementary Data.
                                                                    Sequential
                                                                       Page
                                                                    ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                   17

         Consolidated Balance Sheets at March 15, 1996 and 1995         92

         Consolidated Statements of Operations for the Years
         Ended March 15, 1996, 1995 and 1994                            93

         Consolidated Statements of Changes in Partners' Capital
         for the Years Ended March 15, 1996, 1995 and 1994              94

         Consolidated Statements of Cash Flows for the Years
         Ended March 15, 1996, 1995 and 1994                            95

         Notes to Consolidated Financial Statements                     97

[Letterhead of Trien, Rosenberg, Felix,
                 Rosenberg, Barr & Weinberg, LLP]





                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

         We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (a Delaware Limited Partnership) and Subsidiaries as of March 15, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years ended March 15, 1996, 1995 and 1994, (the 1995, 1994 and 1993 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 30 (Fiscal 1995, 1994, and 1993) subsidiary partnerships whose losses aggregated $5,342,970 (Fiscal
1995), $7,491,819 (Fiscal 1994), and $7,262,762 (Fiscal 1993) and whose assets constituted 95% of the Partnership's assets at March 15, 1996 and 1995 presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 1996 and 1995 and the results of their operations and their cash flows for the years ended March 15, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

         As discussed in Note 11, the consolidated financial statements include the financial statements of four limited partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 1995 Fiscal Year, these subsidiary partnerships incurred significant operating losses and two are in default on their mortgage obligations. These conditions raise substantial doubt about the subsidiary partnership's abilities to continue as going concerns. The financial statements of these four subsidiary partnerships were prepared assuming that each will continue as a going concern. The four subsidiary partnerships' losses before extraordinary items aggregated $1,554,801 (Fiscal 1995), $2,446,846 (Fiscal 1994), and $2,717,107 (Fiscal 1993)
and their assets aggregated $28,187,671 and $29,787,047 at December 31, 1995 and 1994, respectively. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ TRIEN, ROSENBERG, FELIX,
    ROSENBERG, BARR & WEINBERG, LLP


TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG, LLP


New York, New York
June 4, 1996

                          [JOHN D. SCHULER LETTERHEAD]

                          Independent Auditor's Report

To the Partners
B & C Housing Associates
Tulsa, Oklahoma

      We have audited the accompanying balance sheets of B & C Housing Associates, A Limited Partnership, HUD Project No. 118-94004, as of December 31, 1995, and 1994, and the related statements of income and expense, changes in partners' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, as of December 31, 1995, and 1994, and the results of its operations and the changes in partners' equity and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 1996, on our consideration of B & C Housing Associates' internal control structure and reports dated January 20, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

      Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 15 to 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                             /s/ JOHN D. SCHULER

Tulsa, Oklahoma
January 20, 1996

                          [JOHN D. SCHULER LETTERHEAD]

                          Independent Auditor's Report

To the Partners
B & C Housing Associates
Tulsa, Oklahoma

      We have audited the accompanying balance sheets of B & C Housing Associates, A Limited Partnership, HUD Project No. 118-94004, as of December 31, 1994, and 1993, and the related statements of Income and Expense, Changes in Partners' Equity and Cash Flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, as of December 31, 1994, and 1993, and the results of its operations and the changes in partners' equity and cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 14 to 22) are presented for the purposes of additional analysis and are not a required part of the financial statements of B & C Housing Associates. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

                                                             /s/ JOHN D. SCHULER

Tulsa, Oklahoma
January 21, 1995

                      [FISHBEIN & COMPANY, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

                                                                January 23, 1996

Partners
State Street 86 Associates Limited Partnership

      We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    /s/ FISHBEIN & COMPANY, P.C.

                      [FISHBEIN & COMPANY, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

                                                                January 26, 1995

Partners
State Street 86 Associates Limited Partnership

      We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    /s/ FISHBEIN & COMPANY, P.C.

                      [FISHBEIN & COMPANY, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

                                                                January 23, 1996
Partners
Foxglenn Investors

      We have audited the accompanying balance sheets of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    /s/ FISHBEIN & COMPANY, P.C.

                      [FISHBEIN & COMPANY, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

                                                                January 24, 1995

Partners
Foxglenn Investors

      We have audited the accompanying balance sheets of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    /s/ FISHBEIN & COMPANY, P.C.

                 [LARRY C. STEMEN, CPA AND ASSOCIATES LETTERHEAD]

                          Independent Auditor's Report

February 28, 1996

To the General and Limited Partners of
Shiloh Grove Limited Partnership
Columbus, Ohio

We have audited the accompanying balance sheets of Shiloh Grove Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the above mentioned financial statements present fairly, in all material respects, the financial position of Shiloh Grove Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 11-14) are presented for the purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ LARRY C. STEMEN, CPA AND ASSOCIATES
Larry C. Stemen, CPA and Associates
Certified Public Accountants
Columbus, Ohio

                [LARRY C. STEMEN, CPA AND ASSOCIATES LETTERHEAD]

                          Independent Auditor's Report

March 2, 1995

To the General and Limited Partners of
Shiloh Grove Limited Partnership
Columbus, Ohio

We have audited the accompanying balance sheets of Shiloh Grove Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the above mentioned financial statements present fairly, in all material respects, the financial position of Shiloh Grove Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 11-13) are presented for the purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ LARRY C. STEMEN, CPA AND ASSOCIATES
Larry C. Stemen, CPA and Associates
Certified Public Accountants
Columbus, Ohio

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Silver Blue Lake Apartments, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-009-124

We have audited the accompanying statements of financial condition of Silver Blue Lake Apartments, Ltd. (A Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Silver Blue Lake Apartments, Ltd. (A Limited Partnership) as of December 31, 1995 and 1994 and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ L. H. FRISHKOFF & COMPANY
                                                       L. H. FRISHKOFF & COMPANY
New York, New York
January 19, 1996

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Silver Blue Lake Apartments, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-009-124

We have audited the accompanying statements of financial condition of Silver Blue Lake Apartments, Ltd. (A Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Silver Blue Lake Apartments, Ltd. (A Limited Partnership) as of December 31, 1994 and 1993 and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ L. H. FRISHKOFF & COMPANY
                                                       L. H. FRISHKOFF & COMPANY
New York, New York
January 20, 1995

                         [BICK FREDMAN & CO LETTERHEAD]

                          Independent Auditor's Report

The General and Limited Partners
Lancaster Towers Associates, L.P.
Cleveland, Ohio

      We have audited the accompanying balance sheet of Lancaster Towers Associates, L.P. (a Delaware Limited Partnership), as of December 31, 1995, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lancaster Towers Associates, L.P. as of December 31, 1994 were audited by other auditors whose report, dated January 20, 1995, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996 on our consideration of Lancaster Towers Associates, L.P.'s internal control structure and report dated January 19, 1996 on its compliance with laws and regulations.

                                                           /s/ BICK FREDMAN & CO

Cleveland, Ohio
January l9, 1996

                        [CIUNI & PANICHI INC. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

General and Limited Partners
Lancaster Towers Associates, L.P.
Cleveland, Ohio

      We have audited the accompanying balance sheet of Lancaster Towers Associates, L.P. (A Delaware Limited Partnership), as of December 31, 1994 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lancaster Towers Associates, L.P. of December 31, 1993 were audited by other auditors whose report, dated January 19, 1994, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                         /s/ CIUNI & PANICHI INC.

Cleveland, Ohio
January 20, 1995

                          [HAUSSER & TAYLOR LETTERHEAD]

                          Independent Auditors' Report

General and Limited Partners
Lancaster Towers Associates, L.P.
Cleveland, Ohio

      We have audited the accompanying balance sheet of Lancaster Towers Associates, L.P. (A Delaware Limited Partnership) as of December 31, 1993, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lancaster Towers Associates, L.P. as of December 31, 1992 were audited by other auditors whose report, dated February 1, 1993, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                           /s/ HAUSSER & TAYLOR
Cleveland, Ohio
January 19, 1994

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                      Independent Auditor's Report on Basic
                              Financial Statements

To the Partners
West Kinney Associates, L.P.
Marlton, New Jersey

      We have audited the accompanying balance sheets of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A New Jersey Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Kinney Associates, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards, we have also issued the following reports dated January 18, 1996 concerning West Kinney Associates, L.P. T/A Willie T. Wright Plaza (1) on the internal control structure, (2) on compliance with specific requirements applicable to major HUD programs, (3) on compliance with specific requirements applicable to affirmative fair housing, and (4) on compliance with applicable laws and regulations.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants

January 18, 1996

                    [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                              Financial Statements

To the Partners
West Kinney Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A New Jersey Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Kinney Associates, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants

February 3, 1995

                     [MERINA McCOY GERRITZ, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
of Autumn Park Associates Limited Partnership

We have audited the accompanying balance sheets of Autumn Park Associates Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Park Associates Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ MERINA McCOY GERRITZ
Merina McCoy Gerritz, CPA's, P.C.
February 23, 1996

                     [MERINA McCOY GERRITZ, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
of Autumn Park Associates Limited Partnership

We have audited the accompanying balance sheets of Autumn Park Associates Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Park Associates Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ MERINA McCOY GERRITZ
Merina McCoy Gerritz, CPA's, P.C.
February 7, 1995

                     [J. H. WlLLIAMS & CO., LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Regent Street Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Regent Street Associates (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Street Associates (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ J. H. WlLLIAMS & CO., LLP

Kingston, Pennsylvania
February 13, 1996

                        [J. H. WlLLIAMS & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Regent Street Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Regent Street Associates (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Street Associates (a Limited Partnership) at December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J. H.  WlLLIAMS & CO.

Kingston, Pennsylvania
February 2, 1995

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                         Independent Auditor's Report on
                           Basic Financial Statements

To the Partners
Magnolia Arms Associates, Ltd.
Marlton, New Jersey

      We have audited the accompanying balance sheets of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Florida Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Arms Associates, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants

January 23, 1996

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                         Independent Auditor's Report on
                           Basic Financial Statements

To the Partners
Magnolia Arms Associates, Ltd.
Marlton, New Jersey

      We have audited the accompanying balance sheets of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Florida Limited Partnership), as of December 31, 1994 and 1993, and the related statements of (loss), partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Arms Associates, Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the trustee has drawn on a letter of credit to fund the Partnership's mortgage payments beginning November 1993, which raises substantial doubt about its ability to continue as a going concern once the letter of credit is exhausted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants

February 6, 1995

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                      Independent Auditor's Report on Basic
                   Financial Statements and Supplemental Data

To the Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

      We have audited the accompanying balance sheets of Greenleaf Associates, L.P. (A Missouri Limited Partnership), HUD Project #084-94009, as of December 31, 1995 and 1994, and the related statements of profit and loss, partners' (deficit) and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in the report (shown on pages 15 through 20) are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

      The accompanying financial statements have been prepared assuming that Greenleaf Associates, L.P. will continue as a going concern. As discussed in
Note 3 to the financial statements, Greenleaf Associates, L.P. has defaulted on its mortgage loan payable which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      In accordance with Government Auditing Standards, we have also issued the following reports dated January 24, 1996 concerning Greenleaf Associates, L.P.
(1) on the internal control structure, (2) on compliance with specific requirements applicable to major HUD programs, (3) on compliance with specific requirements applicable to affirmative fair housing, and (4) on compliance with applicable laws and regulations.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants

January 24, 1996 except for Note 3 as to which the date is February 21, 1996

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                      Independent Auditor's Report on Basic
                   Financial Statements and Supplemental Data

To the Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

      We have audited the accompanying balance sheets of Greenleaf Associates, L.P. (A Missouri Limited Partnership), HUD Project 084-94009, as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' (deficit) - capital and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 14 through 19) are presented for the purposes of additional analysis and are not a required part of the financial statements of Greenleaf Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                    Certified Public Accountants

January 22, 1995

                       [JOSE E. ROSARIO & CO. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Alameda Towers Associates, L.P.
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Alameda Towers Associates, L.P. as of December 31, 1995 and 1994 and the related Statements of Losses and Changes in Partner's Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amount of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 1995 and 1994 the results of its operations and changes in partner's capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   /s/ JOSE E. ROSARIO
                                       Jose E. Rosario & Co.
                                       License No. 961
                                       Expires December 1, 1998
January 22, 1996

Stamp No. 1336626 of the Puerto
Rico College of CPAs was
affixed to the original.

                       [JOSE E. ROSARIO & CO. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Alameda Towers Associates, L.P.
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Alameda Towers Associates, L.P. as of December 31, 1994 and 1993 and the related Statements of Losses and Changes in Partner's Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amount of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 1994 and 1993 the results of its operations and changes in partner's capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        /s/ JOSE E. ROSARIO & CO.
                                            Jose E. Rosario & Co.
                                            License No. 961
                                            Expires December 1, 1995

February 14, 1995

1274982
(stamp of the
Puerto Rico College
of CPAs)

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Dixie Apartment Associates, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-013-131

We have audited the accompanying statements of financial condition of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                   /s/ L. H. FRISHKOFF & COMPANY
                                                       L. H. FRISHKOFF & COMPANY

New York, New York
January 19, 1996

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Dixie Apartment Associates, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-013-131

We have audited the accompanying statements of financial condition of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                   /s/ L. H. FRISHKOFF & COMPANY
                                                       L. H. FRISHKOFF & COMPANY

New York, New York
January 20, 1995

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Ludlam Gardens Apartments, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA Project No. FL29-K005-009-123

We have audited the accompanying statements of financial condition of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1995 and 1994 and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ L. H. FRISHKOFF & COMPANY
                                                       L. H. FRISHKOFF & COMPANY
New York, New York
January 19, 1996

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Ludlam Gardens Apartments, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA Project No. FL29-K005-009-123

We have audited the accompanying statements of financial condition of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1994 and 1993 and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ L. H. FRISHKOFF & COMPANY
                                                       L. H. FRISHKOFF & COMPANY

New York, New York
January 20, 1995

                   [PHILIP ROOTBERG & COMPANY, LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Grove Parc Associates Limited Partnership

We have audited the accompanying balance sheet of Grove Parc Associates Limited Partnership, F.H.A. Project No. 071-36654 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership, F.H.A. Project No. 071-36654 as of December 31, 1995 and 1994, and the results of its operations, changes in its partners' capital (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1996, on our consideration of the Partnership's internal control structure and a report dated January 24, 1996, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed on the preceding contents page are presented for purposes of additional analysis to comply with HUD reporting requirements and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ PHILIP ROOTBERG & COMPANY, LLP

January 24, 1996

                   [PHILIP ROOTBERG & COMPANY, LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Grove Parc Associates Limited Partnership

We have audited the accompanying balance sheet of Grove Parc Associates Limited Partnership, F.H.A. Project No. 071-36654 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership, F.H.A. Project No. 071-36654 as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed on the preceding contents page are presented for purposes of additional analysis to comply with HUD reporting requirements and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ PHILIP ROOTBERG & COMPANY, LLP

January 19, 1995

      [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
2108 Bolton Drive Associates, L.P.
(A Limited Partnership)

We have audited the accompanying balance sheet of 2108 Bolton Drive Associates, L.P. (A Limited Partnership) (the "Partnership") as of December 31, 1995, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2108 Bolton Drive Associates, L.P. (A Limited Partnership) as of December 31, 1995, and the results of its operations, partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership has experienced recurring operating losses and has a working capital deficiency of $58,608 at December 31, 1995. These items raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          /s/ TRIEN, ROSENBERG, FELIX,
                              ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
  ROSENBERG, BARR & WEINBERG, LLP

February 21, 1996,
  except for Note 10 as to which
  the date is March 18, 1996

      [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
2108 Bolton Drive Associates, L.P.
(A Limited Partnership)

We have audited the accompanying balance sheet of 2108 Bolton Drive Associates, L.P. (A Limited Partnership) (the "Partnership") as of December 31, 1994, and the related statements of income, partners' (deficiency) capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2108 Bolton Drive Associates, L.P. (A Limited Partnership) as of December 31, 1994, and the results of its operations, partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership has experienced recurring operating losses and has a working capital deficiency of $3,604,160 at December 31, 1994, and its mortgage note payable is due in June 1995. These items raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRIEN, ROSENBERG, FELIX,
    ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
    ROSENBERG, BARR & WEINBERG, LLP

April 5, 1995

      [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Bolton Place Associates, L.P.
(A Limited Partnership)

                          HUD Project No. 061-36633-PM

We have audited the accompanying balance sheet of Bolton Place Associates, L.P. (A Limited Partnership) (the "Partnership") HUD Project No. 061-36633-PM as of December 31, 1993, and the related statements of operations, partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD") Office of Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bolton Place Associates, L.P. (A Limited Partnership) as of December 31, 1993, and the results of its operations, partners' deficiency and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership has a working capital deficiency of $3,636,616 at December 31, 1993, and has incurred significant recurring losses from operations. In addition, the Partnership is in violation of its mortgage agreement which was assigned to HUD and has not made mortgage payments for 40 months. These items raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRIEN, ROSENBERG, FELIX,
    ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
   ROSENBERG, BARR & WEINBERG, LLP

March 9, 1994

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Apple Creek Housing Associates, Ltd.

      We have audited the accompanying balance sheet of Apple Creek Housing Associates, Ltd. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Creek Housing Associates, Ltd. as of December 31, 1995, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "Unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      In accordance with Government Auditing Standards, we have also issued reports dated February 7, 1996 on our consideration of Apple Creek Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/ REZNICK FEDDER & SILVERMAN

Boston, Massachusetts                          Federal Employer
February 7, 1996                                Identification Number:
                                                52-1088612


Audit Principal: Philip A. Weitzel

                         [COOPERS & LYBRAND LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Apple Creek Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Apple Creek Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36611, as of December 31, 1994, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Creek Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36611, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                     /s/ COOPERS & LYBRAND L.L.P
                                                     /s/ COOPERS & LYBRAND L.L.P

Boston, Massachusetts
February 1, 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Apple Creek Housing Associates, Ltd.
(a Limited Partnership):

     We have audited the accompanying balance sheet of Apple Creek Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36611, as of December 31, 1993, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Creek Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36611, as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                           /s/ COOPERS & LYBRAND
Boston, Massachusetts
February 1, 1994

                           [LEAF AND COLE LETTERHEAD]

                          Independent Auditor's Report

To the Partners
Redwood Villa Associates
(A Limited Partnership)

Dear Partners:

     We have audited the accompanying balance sheet of Redwood Villa Associates (A Limited Partnership) as of December 31, 1995, and the related statements of income (loss), changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates (A Limited Partnership) at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

To the Partners
Redwood Villa Associates
(A Limited Partnership)

     The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the partnership has sustained operating losses since inception. For the year ended December 31, 1995 the partnership experienced a loss of $244,725 including $227,084 of depreciation and $4,553 of amortization and as of that date, had a working capital deficiency of $395,250 and partners' deficit of $25,537. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In accordance with Government Auditing Standards, we have also issued a report dated February 22, 1996 on our consideration of Redwood Villa Associates' internal control structure and a report dated February 22, 1996 on its compliance with laws and regulations.

/s/ LEAF AND COLE

San Diego, California
February 22, 1996

                           [LEAF AND COLE LETTERHEAD]

                          Independent Auditor's Report

The Partners
Redwood Villa Associates
(A Limited Partnership)

Dear Partners:

     We have audited the accompanying balance sheet of Redwood Villa Associates (A Limited Partnership) as of December 31, 1994, and the related statements of income (loss), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates (A Limited Partnership) at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the partnership has sustained operating losses since inception. For the year ended December 31, 1994 the partnership experienced a loss of $397,877 including $241,990 of depreciation and $4,553 of amortization. The Partnership also had a loss on disposal of the co-generation unit of $175,528 (net of $106,951 received in grant monies to construct co-generation unit). The Partnership also increased the fourth trust deed note payable on the building during the year in the amount of $81,820. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                               /s/ LEAF AND COLE

San Diego, California
January 24, 1995

                           [LEAF AND COLE LETTERHEAD]

                          Independent Auditor's Report

The Partners
Redwood Villa Associates
(A Limited Partnership)

Dear Partners:

     We have audited the accompanying balance sheet of Redwood Villa Associates (A Limited Partnership) as of December 31, 1993, and the related statements of income (loss), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates (A Limited Partnership) at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the partnership has sustained operating losses since inception. For the year ended December 31, 1993 the partnership experienced a loss of $229,476 including $233,727 of depreciation and $17,063 of amortization. The partnership also obtained a fourth trust deed note payable on the building during the year in the amount of $128,467. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                               /s/ LEAF AND COLE

San Diego, California
February 16, 1994

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                         Independent Auditor's Report on
                           Basic Financial Statements

To the Partners
Charles Drew Court Associates, L.P.
Marlton, New Jersey

     We have audited the accompanying balance sheets of Charles Drew Court Associates, L.P. (A New Jersey Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Drew Court Associates, L.P. as of December 31, l995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                    Certified Public Accountants

January 17, 1996

                   [SHORE, AVRACH & COMPANY, P.C. LETTERHEAD]

                         Independent Auditor's Report on
                           Basic Financial Statements

To the Partners
Charles Drew Court Associates, L.P.
Marlton, New Jersey

     We have audited the accompanying balance sheets of Charles Drew Court Associates, L.P. (A New Jersey Limited Partnership), as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Drew Court Associates, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                    Certified Public Accountants

January 16, 1995

                       [ASHER & COMPANY, Ltd. LETTERHEAD]


                          Independent Auditors' Report

The Partners
Walnut Park Plaza Associates
Philadelphia, Pennsylvania

     We have audited the accompanying balance sheets of Walnut Park Plaza Associates (a Pennsylvania Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Park Plaza Associates as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has suffered recurring losses from operations and is in default of certain obligations under the terms of the bond indenture. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern at December 31,1995. The General Partner's plans regarding these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       /s/ ASHER & COMPANY, LTD.
                                                           ASHER & COMPANY, Ltd.

February 13, 1996 except for Note L, as to which the date is April 9, 1996

                       [ASHER & COMPANY, Ltd. LETTERHEAD]

                          Independent Auditors' Report

The Partners
Walnut Park Plaza Associates
Philadelphia, Pennsylvania

     We have audited the accompanying balance sheets of Walnut Park Plaza Associates (a Pennsylvania Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, changes in Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Park Plaza Associates as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                       /s/ ASHER & COMPANY, Ltd.
                                                           ASHER & COMPANY, Ltd.
ASHER & COMPANY, Ltd.

January 24, 1995

                        [ARTHUR ANDERSEN LLP LETTERHEAD]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Bayridge Associates Limited Partnership:

We have audited the accompanying balance sheets of BAYRIDGE ASSOCIATES LIMITED PARTNERSHIP (an Oregon limited partnership) as of December 31,1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayridge Associates Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                         /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
  February 1, 1996.

                        [ARTHUR ANDERSEN LLP LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Bayridge Associates Limited Partnership:

We have audited the accompanying balance sheets of BAYRIDGE ASSOCIATES LIMITED PARTNERSHIP (an Oregon limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayridge Associates Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                         /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
  January 30, 1995.

                    [HABIF, AROGETI & WYNNE, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, PHFA Project No. R-251-8E, as of December 31, 1995 and 1994, and the related statements of profit and loss, changes in partners' equity [deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal control structure and report dated January 31, 1996 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report [shown on pages 15 to 23] is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ HABIF, AROGETI & WYNNE, P.C.
Atlanta, Georgia

January 31, 1996

                    [HABIF, AROGETI & WYNNE, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORTS

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, PHFA Project No. R-251-8E, as of December 31, 1994 and 1993, and the related statements of profit and loss, changes in partners' equity [deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report [shown on pages 15 to 23] is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                         /s/ HABIF, AROGETI & WYNNE, P.C.


Atlanta, Georgia

January 31, 1995

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ MARDEN, HARRISON & KREUTER

Port Chester, New York
January 29, 1996

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.
/s/ MARDEN, HARRISON & KREUTER

Port Chester, New York
January 31, 1995

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                           INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, l995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ MARDEN, HARRISON & KREUTER

Port Chester, New York
January 29, 1996

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ MARDEN, HARRISON & KREUTER

Port Chester, New York
January 31, 1995

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ MARDEN, HARRISON & KREUTER

Port Chester, New York
January 29, 1996

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ MARDEN, HARRISON & KREUTER

Port Chester, New York
January 31, 1995

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                           INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants. P.C.

/s/ MARDEN, HARRISON & KREUTER

Port Chester, New York
January 29, 1996

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ MARDEN, HARRISON & KREUTER

Port Chester, New York
January 31, 1995

                          [SMITH & RADIGAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

We have audited the accompanying balance sheet of Lund Hill Associates, (a limited partnership), WHEDA Project No. 021, as of December 31, 1995, and the related statements of partners' equity (deficit), operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lund Hill Associates as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting data on pages 13-23 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1996 on our consideration of the Partnership's internal control structure and a report dated February 9, 1996 on its compliance with specific requirements applicable to State/HUD programs.

                                                             /s/ SMITH & RADIGAN

Atlanta, Georgia
February 9, 1996

                   [PHILIP ROOTBERG & COMPANY, LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Lund-Hill Associates, Limited Partnership
1601 5th Avenue, Suite 1900
Seattle, Washington 98101

We have audited the accompanying balance sheet of Lund-Hill Associates, Limited Partnership as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lund-Hill Associates, Limited Partnership at December 31, 1994 and 1993, and the results of its operations, changes in its partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ PHILIP ROOTBERG & COMPANY LLP

January 30, 1995

                        [RICK J. TANNENBERGER LETTERHEAD]

                          Independent Auditor's Report

The Partners
Tanglewood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                            /s/ RICK J. TANNENBERGER
                                                Rick J. Tanneberger
                                                Certified Public Accountant

February 16, 1996

                         [RICK J. TANNEBERGER LETTERHEAD

                          Independent Auditor's Report

Tanglewood of Joplin Management Co., Inc.
Fayetteville, Arkansas

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                         /s/ RICK J. TANNENBERGER
                                             Certified Public Accountant

February 28, 1995

                             [RBG & CO. LETTERHEAD]

                          Independent Auditors' Report

Partners
Quality Hill Historic District -
    Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District - Phase II-A, L.P., a limited partnership, as of December 31, 1995 and 1994 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic
District - Phase II-A L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ RUBIN, BROWN, GORNSTEIN & CO. LLP

January 26, 1996

                 [RUBIN, BROWN, GORNSTEIN & CO. LLP LETTERHEAD]

                          Independent Auditors' Report

Partners
Quality Hill Historic District -
    Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District - Phase II-A, L.P., a limited partnership, as of December 31, 1994 and 1993 and the related statements of income, partners' equity and cash flows for the years then ended. These financia1 statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes determining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic
District - Phase II-A, L P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ RUBIN, BROWN, GORNSTEIN & CO. LLP

January 23, 1995

                      [HAMILTON & MUSSER, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

    We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1995 and 1994 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conforming with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 10 and 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Mechanicsburg, Pennsylvania                     /s/ HAMILTON & MUSSER

February 26, 1996                                   Certified Public Accountants

                      [HAMILTON & MUSSER, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Penn Alto Associates, Limited Partnership
Altoona. Pennsylvania 16601

     We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1994 and 1993 and the related statements of income, changes in partner's capital and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conforming with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 10 and 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Mechanicsburg, Pennsylvania                    /s/ HAMILTON & MUSSER

February 22, 1995                                  Certified Public Accountants

                        [J. H. WlLLIAMS & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Sartain School Venture (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ J. H. WlLLIAMS & CO., LLP

Kingston, Pennsylvania
February 7, 1996

                        [J. H. WlLLIAMS & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Sartain School Venture (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture (a Limited Partnership) at December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J. H.  WlLLIAMS & CO.

Kingston, Pennsylvania
February 7, l995

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                        March 15
                                                              ------------------------------
                                                                   1996            1995
                                                              ------------      ------------
                                           ASSETS
Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4, 7 and 11)                         $190,117,455      $197,504,961
Cash and cash equivalents (Notes 2 and 11)                       2,780,280         2,928,833
Cash held in escrow (Note 5)                                     9,493,952         9,825,726
Accounts receivable - tenants                                      527,513           477,697
Deferred costs, less accumulated amortization (Notes 2 and 6)    3,811,548         4,056,790
Other assets                                                     1,607,470         1,402,939
                                                              ------------      ------------
   Total assets                                               $208,338,218      $216,196,946
                                                              ============      ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Mortgage notes payable (Notes 7 and 10)                     $158,390,811      $161,241,458
  Accounts payable and other liabilities                         7,413,973         7,440,889
  Due to local general partners and affiliates (Note 8)         13,458,747        12,363,317
  Due to general partners and affiliates (Note 8)                2,381,554         1,403,936
  Due to selling partners                                          994,583           964,934
                                                              ------------      ------------
                                                               182,639,668       183,414,534
                                                              ------------      ------------
Minority interests (Note 2)                                      7,133,812         7,760,280
                                                              ------------      ------------
Commitments and contingencies (Notes 7, 8, 10 and 11)
Partners' capital
  Limited partners (15,987.5 BACs issued and outstanding)
  (Note 1)                                                      19,108,935       25,501,755
  General partners                                                (544,197)        (479,623)
                                                              ------------      ------------
   Total partners' capital                                      18,564,738       25,022,132
                                                              ------------      ------------
   Total liabilities and partners' capital                    $208,338,218      $216,196,946
                                                              ============      ============






See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Year Ended March 15
                                                          -----------------------------------------
                                                              1996          1995            1994
                                                          -----------    -----------    -----------
Revenues
  Rental income                                           $33,437,870    $32,587,993    $30,689,732
  Other (Notes 7 and 11)                                    2,017,385      1,757,761      1,262,941
                                                          -----------    -----------    -----------

                                                           35,455,255     34,345,754     31,952,673
                                                          -----------    -----------    -----------

Expenses
  General and administrative                                4,749,747      4,299,837      4,192,692
  General and administrative - related parties (Note 8)     1,774,751      1,971,898      1,676,606
  Repairs and maintenance                                   6,330,209      6,292,907      5,139,840
  Operating and other                                       3,745,599      3,931,661      3,744,591
  Real estate taxes                                         1,568,091      1,629,251      1,675,617
  Insurance                                                 1,556,561      1,518,382      1,418,248
  Interest                                                 13,611,207     14,399,598     14,558,416
  Depreciation and amortization                             9,060,347      9,514,313      9,226,696
                                                          -----------    -----------    -----------

                                                           42,396,512     43,557,847     41,632,706
                                                          -----------    -----------    -----------

Minority interests in loss of subsidiaries                    483,863        367,308        621,840
                                                          -----------    -----------    -----------

Loss before extraordinary items                            (6,457,394)    (8,844,785)    (9,058,193)

Extraordinary items (Note 10)                                       0      8,789,439        196,889
                                                          -----------    -----------    -----------

Net loss                                                  $(6,457,394)   $   (55,346)   $(8,861,304)
                                                          ===========    ===========    ===========

Number of BACs outstanding                                   15,987.5       15,987.5       15,987.5
                                                          ===========    ===========    ===========

Loss before extraordinary items - limited partners        $(6,392,820)   $(8,756,337)   $(8,967,611)

Extraordinary items - limited partners                              0      8,701,544        194,920
                                                          -----------    -----------    -----------

Net loss - limited partners                               $(6,392,820)   $   (54,793)   $(8,772,691)
                                                          ===========    ===========    ===========

Loss before extraordinary items per BAC                   $   (399.86)   $   (547.70)   $   (560.91)

Extraordinary items per BAC                                      0.00         544.27          12.19
                                                          -----------    -----------    -----------

Net loss per BAC                                          $   (399.86)   $     (3.43)   $   (548.72)
                                                          ===========    ===========    ===========





See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL





                                           Total       Limited Partners    General Partners
                                           -----       ----------------    ----------------
Partners' capital - March 16, 1993     $ 33,938,782      $ 34,329,239       $ (390,457)

Net loss, year ended March 15, 1994      (8,861,304)       (8,772,691)         (88,613)
                                       ------------      ------------       ----------
Partners' capital - March 15, 1994       25,077,478        25,556,548         (479,070)

Net loss, year ended March 15, 1995         (55,346)          (54,793)            (553)
                                       ------------      ------------       ----------

Partners' capital - March 15, 1995       25,022,132        25,501,755         (479,623)

Net loss, year ended March 15, 1996      (6,457,394)       (6,392,820)         (64,574)
                                       ------------      ------------       ----------

Partners' capital - March 15, 1996     $ 18,564,738      $ 19,108,935       $ (544,197)
                                       ============      ============       ==========


























See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                  Year Ended March 15
                                                      -------------------------------------------
                                                           1996            1995          1994
                                                      -----------     ------------   -----------
Cash flows from operating activities:
  Net loss                                            $(6,457,394)    $    (55,346)  $(8,861,304)
                                                      -----------     ------------   -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Extraordinary items (Note 10)                                 0       (8,789,439)     (196,889)
  Present value of legal settlement (Note 11)                   0          210,636             0
  Cancellation of indebtedness income (Note 7)            (68,571)        (205,714)            0
  Accrued interest added to principal
   of mortgage note payable                               126,058           67,241             0
  Depreciation and amortization                         9,060,347        9,514,313     9,226,696
  (Increase) decrease in assets
   Cash held in escrow                                  1,148,855          793,551      (501,395)
   Accounts receivable - tenants                          (49,816)         (54,032)       15,988
   Other assets                                          (204,531)         494,039      (152,070)
  Increase (decrease) in liabilities
   Accounts payable and other liabilities                (155,469)         211,185     1,798,361
   Due to General Partners and affiliates                 977,618          922,788       319,676
   Minority interest in loss of subsidiaries             (483,863)        (367,308)     (621,840)
                                                      -----------     ------------   -----------

         Total adjustments                             10,350,628        2,797,260     9,888,527
                                                      -----------     ------------   -----------

         Net cash provided by operating activities      3,893,234        2,741,914     1,027,223
                                                      -----------     ------------   -----------

Cash flows from investing activities:
  Increase in cash held in escrow                        (817,081)      (1,423,752)     (253,186)
  Acquisition of property and equipment, net           (1,268,987)        (575,452)     (871,418)
                                                      -----------     ------------   -----------

     Net cash used in investing activities             (2,086,068)      (1,999,204)   (1,124,604)
                                                      -----------     ------------   -----------

  Net cash from operating and investing activities,
   carried forward                                      1,807,166          742,710       (97,381)












See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                                    Year Ended March 15
                                                          ------------------------------------------
                                                              1996            1995           1994
                                                          -----------     -----------    -----------
Net cash from operating and investing activities,
  brought forward                                           1,807,166         742,710        (97,381)
                                                          -----------     -----------    -----------

Cash flows from financing activities:
  Increase in deferred costs                                  (30,059)       (435,045)       (16,105)
  Increase in due to Local General
   Partners and affiliates                                  1,496,048         924,954      1,568,895
  Decrease in due to Local General
   Partners and affiliates                                   (400,618)       (727,871)      (219,078)
  Increase (decrease) in due to selling partners               29,649          34,533       (361,777)
  Proceeds from mortgage notes                                      0       3,800,000              0
  Repayment of mortgage notes                              (2,908,134)     (5,622,961)      (935,710)
  (Decrease) increase in capitalization of consolidated
   subsidiaries attributable to minority interest            (142,605)       (294,991)       187,982
                                                          -----------     -----------    -----------

     Net cash (used in) provided by financing activities   (1,955,719)     (2,321,381)       224,207
                                                          -----------     -----------    -----------

Net (decrease) increase in cash and cash equivalents         (148,553)     (1,578,671)       126,826

Cash and cash equivalents, beginning of year                2,928,833       4,507,504      4,380,678
                                                          -----------     -----------    -----------

Cash and cash equivalents, end of year                    $ 2,780,280     $ 2,928,833    $ 4,507,504
                                                          ===========     ===========    ===========

Supplemental disclosure of cash flows information:

  Cash paid during the year for interest                  $11,607,623     $11,308,455    $11,790,552

Supplemental disclosures of noncash activities:

  Increase in mortgage notes payable
   from present value of legal settlement                 $         0     $   210,636    $         0
  Decrease in mortgage notes payable due to refinancing             0      (5,131,800)             0
  Decrease in accounts payable and other liabilities
   due to refinancing                                               0       4,203,950              0
  Increase (decrease) in due to Local General
   Partners and affiliates                                          0         546,311       (196,889)
  Increase in accounts payable and other liabilities for
   property and equipment additions                           128,553          86,569              0







See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 1  -   General

         Liberty Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership") was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 22, 1987.

         The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships" or "subsidiaries" or "subsidiary partnerships"), owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. As of March 15, 1996, the Partnership has invested in 31 Local Partnerships and does not anticipate making any additional investments.

         The General Partners of the Partnership are Related Credit Properties, L.P., a Delaware Limited Partnership (the "Related General Partner"), Liberty Associates III L.P., a Delaware Limited Partnership ("Liberty Associates"), and Liberty GP Inc. (formerly Shearson/Liberty G.P. Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties, Inc., a Delaware corporation. The general partners of Liberty Associates are the Related General Partner and Liberty General Partner.

         The Partnership is authorized to issue a total of 16,000 Beneficial Assignment Certificates ("BACs"), which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. Pursuant to a public offering the Partnership received $79,937,500 of gross proceeds from the issuance of 15,987.5 BACs. The offering was completed on April 4, 1988.

         The terms of the Limited Partnership Agreement provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partners.

NOTE 2  -   Summary of Significant Accounting Policies

         a) Basis of Consolidation

            The consolidated financial statements include the accounts of the Partnership and 31 subsidiary partnerships in which the Partnership is a limited partner. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

            The Partnership's fiscal year ends on March 15. All subsidiaries have calendar year ends. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 15. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

            Increases (decreases) in the capitalization of consolidated subsidiary partnerships' attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 2  -   Summary of Significant Accounting Policies (Continued)

         a) Basis of Consolidation (Continued)

            Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnerships have been charged to the Partnership. Such losses aggregated $174,915, $79,369 and $147,692 for the years ended March 15, 1996, 1995 and 1994, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary's partners' equity less minority interest capital, if any. However, in cases where subsidiary partnership losses have reduced the Partnership's investment to zero, no further reduction in the Partnership's investment is recorded. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

         b) Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

         c) Property and Equipment

            Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit of loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 15, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

         d) Organization and Offering Costs

            Costs incurred to organize the Partnership including but not limited to legal, accounting, and registration fees are considered deferred organization expenses. These costs have been capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs including brokerage and the nonaccountable expense allowance are considered selling and offering expenses. These costs are charged directly to limited partners' capital (Note 8).

         e) Income Taxes

            The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note
9).

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 2  -   Summary of Significant Accounting Policies (Continued)

         f) Loss Contingencies

            The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

         g) Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

         h) Accounting Pronouncements Not Yet Implemented

            In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

            Effective March 16, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.


NOTE 3  -   Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and Cash Equivalents, Certificates of Deposit, Mortgage Escrow Deposits and Cash-Restricted for Tenants' Security Deposits

         The carrying amount approximates fair value because of the short maturity of those instruments.

         Mortgage Notes Payable

         The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 3  -   Fair Value of Financial Instruments (Continued)


         The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                        March 15, 1996
                                                   ------------------------
                                                     Carrying
         Mortgage Notes Payable for which it is:      Amount    Fair Value
                                                   -----------  -----------

         Practicable to estimate fair value        $71,288,746  $70,885,462

         Not Practicable                           $87,102,065          (a)

         (a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

             The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.


NOTE 4  -   Property and Equipment

         The components of property and equipment are as follows:

                                                          March 15
                                               --------------------------------  Estimated Useful
                                                    1996               1995       Lives (Years)
                                               ------------      --------------   -------------
         Land                                  $ 11,804,469      $ 11,804,469          -
         Buildings and improvements             237,764,534       236,732,884       20 to 40
         Other                                    4,033,439         3,674,335        5 to 15
                                               ------------      ------------
                                                253,602,442       252,211,688
         Less:  Accumulated depreciation         63,484,987        54,706,727
                                               ------------      ------------

                                               $190,117,455      $197,504,961
                                               ============      ============

         Included in property and equipment are $6,859,371 of acquisition fees paid to the general partners and $952,737 of acquisition expenses. In addition, as of March 15, 1996, buildings and improvements include $2,870,719 of capitalized interest.

         In connection with the development or rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $23,360,275 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

         Depreciation expense for the years ended March 15, 1996, 1995 and 1994 amounted to $8,785,046, $8,793,783 and $8,775,531, respectively.

         During the year ended March 15, 1996, accumulated depreciation on dispositions amounting to $6,786 was written off.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996


NOTE 5  -   Cash Held in Escrow

         Cash held in escrow consists of the following:
                                                             March 15
                                                  ---------------------------
                                                        1996        1995
                                                  ------------   ------------
         Real estate taxes, insurance, and other  $  2,664,682   $  3,786,262
         Reserve for replacements                    6,033,062      5,215,981
         Other                                         796,208        823,483
                                                  ------------   ------------
                                                  $  9,493,952   $  9,825,726
                                                  ============   ============

NOTE 6  -   Deferred Costs

         The components of other deferred costs and their periods of amortization are as follows:

                                                      March 15
                                             -----------------------
                                                 1996        1995     Period (Months)
                                             -----------  ----------  ---------------
           Operating guarantee fee            $  510,443  $  510,443       60
           Financing expenses                  4,525,450   4,495,391        *
           Organization expenses               1,452,489   1,596,088       60
           Supervisory salaries                  795,609     795,609       60
           Other                                  48,518      48,518     Various
                                              ----------  ----------
                                               7,332,509   7,446,049

           Less:  Accumulated amortization     3,520,961   3,389,259
                                              ----------  ----------
                                              $3,811,548  $4,056,790
                                              ==========  ==========

         *Over the life of the respective mortgages.

         Amortization of deferred costs for the years ended March 15, 1996, 1995 and 1994 amounted to $275,301, $720,530, $451,165, respectively.

         During the year ended March 15, 1996, deferred costs and accumulated amortization of $143,599 were written off.


NOTE 7  -   Mortgage Notes Payable

         The mortgage notes are payable in aggregate monthly installments of approximately $1,100,000 including principal and interest at rates varying from 1% to 12% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996


NOTE 7  -   Mortgage Notes Payable (Continued)

         Annual principal payment requirements as of March 15, 1996 for each of the next five fiscal years and thereafter are as follows:

            Fiscal Year                   Amount
            -----------               ------------
            1996                      $  6,693,707
            1997                         2,448,474
            1998                         2,661,485
            1999                         2,900,851
            2000                         3,158,085
            Thereafter                 140,528,209
                                      ------------
                                      $158,390,811
                                      ============

         The above principal payment requirements have been adjusted for principal acceleration which may result from the default of Greenleaf Associates, Ltd. which has a mortgage note balance aggregating $4,453,250 at December 31, 1995 (Note 11).

         During the 1994 Fiscal Year, Penn Alto restructured its debt and reduced its monthly payments as a result of the general partner advancing $1,800,000 to the subsidiary partnership as a voluntary loan. The loan would receive priority payment and is included in mortgage notes payable. However, Special Limited Partner approval has not been obtained.

         See Notes 10 and 11 for other subsidiary partnerships' financing activities.

         Quality Hill Historic District - Phase II - A, L.P.
         ---------------------------------------------------

         One of the loans providing permanent financing for Quality Hill Historic District - Phase II A, L.P. ("Quality Hill") is being provided by the Land Clearance for Redevelopment Authority of Kansas City ("LCRA") in the amount of $960,000. This non-interest bearing note is secured by a fourth deed of trust on the rental property and is due in full on June 26, 2021. One-fourteenth of the unpaid principal balance shall be forgiven annually on the anniversary date of the note so long as the property is used only as rental property for qualified low-income families and individuals. $68,571 and $205,714 were recorded as cancellation of indebtedness income and are included in other income in the 1995 and 1994 Fiscal Year financial statements, respectively.

         Magnolia Arms Associates, Ltd.
         ------------------------------

         Magnolia Arms Associates, Ltd. ("Magnolia") was in default of its mortgage. As a result of the default, the trustee could have demanded full payment of the mortgage loan balance ($7,105,000 at August 31, 1995), taken possession of the Project, foreclosed the mortgage promissory note or taken other measures as provided for in the financing documents. Effective September 1, 1995, Magnolia entered into a forbearance agreement with the bondholders and mortgagee which reduced the interest rate to 5% per annum and subjected the bonds to mandatory sinking fund redemption at discounted payment rates ranging from 65% in 1995 to 100% in 2017, contingent upon payments being made. Since the total future cash payment of all new debt was greater than the carrying amount of the old debt the amount of the original note was not adjusted and no gain was recorded. However, the current interest rate was adjusted using the interest method. The new effective rate is the discount rate that equates the present value of the future cash payments with the carrying amount of the debt. The effective interest rate of the debt related to the restructuring is 4.52%. The bondholders have directed the trustee to accelerate the maturity of the bonds or to pursue any remedies provided for in the financing documents as long as the parties to the agreement are meeting their obligations.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996


NOTE 7  -   Mortgage Notes Payable (Continued)

         B & C Housing I Associates, L.P. ("Sun Garden/Worthington Apts")
         ----------------------------------------------------------------

         B & C Housing I Associates, L.P. ("Sun Garden/Worthington Apts") local general partnership interest was sold to Michaels Corp., coincident with a proposed loan modification. Effective February 1, 1996 the property benefited from a reduction in mortgage interest from 10.25% to 7.15%, which will result in approximately $170,000 less in annual interest costs, enabling the owner to complete an approved repair and replacement plan over the next four years.


NOTE 8  -   Related Party Transactions

         An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

         The General Partners and their affiliates (through common ownership) perform services for the Partnership. The costs incurred for the years ended March 15, 1996, 1995 and 1994 are as follows:

         A) Related Party Fees
                                                   Year Ended March 15
                                            -----------------------------------
                                                1996       1995         1994
                                            ----------  ----------   ----------
            Partnership management fees (a) $  294,500  $  291,500   $  270,000
            Expense reimbursement (b)          213,927     145,946      139,274
            Property management fees (c)     1,184,824   1,470,702    1,213,332
            Local administrative fee (d)        81,500      63,750       54,000
                                            ----------  ----------   ----------

                                            $1,774,751  $1,971,898   $1,676,606
                                            ==========  ==========   ==========

            (a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the general partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the general partners amounting to approximately $850,000 and $555,000 were accrued and unpaid as of March 15, 1996 and March 15, 1995, respectively.

            (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $172,000 and $0 were accrued and unpaid as of March 15, 1996 and March 15, 1995, respectively.

               The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 8  -   Related Party Transactions (Continued)

            (c) Property management fees incurred by subsidiary partnerships amounted to $1,828,409, $1,801,111 and $1,726,644 for the years ended March 15, 1996, 1995 and 1994, respectively. Of these fees $1,108,548, $1,407,893 and
$1,179,154 were incurred to affiliates of the subsidiary partnerships' general partners. In addition $76,276, $62,809 and $34,178 were incurred to affiliates of the Partnership.

            (d) Liberty Associates III L.P., a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

            The General Partners of the Partnership were allocated approximately $45,000, $10,000 and $84,000 of passive losses for the years ended March 15, 1996, 1995 and 1994, respectively.

            Liberty Associates III L.P. received cash distributions of approximately $800, $3,500 and $800 during the years ended March 15, 1996, 1995 and 1994, respectively.

            Liberty Associates III L.P. was allocated Low-Income Housing Tax Credits of approximately $2,200, for each of the taxable years ended March 15, 1996, 1995 and 1994, respectively.

            Due to local general partners and affiliates at December 31, 1995 and 1994 consists of the following:

                                                           December 31,
                                                   --------------------------
                                                       1995           1994
                                                   -----------    -----------
            Operating deficit advances             $   513,055    $   513,055
            Operating advances                       1,045,530        822,021
            Development fee payable                    255,000        278,600
            Residual loan payable                       52,500         52,500
            Interest (Note 11)                       3,766,055      3,106,522
            Long term notes payable (f)              5,586,311      5,586,311
            Management and other fees                2,240,296      2,004,308
                                                   -----------    -----------
                                                   $13,458,747    $12,363,317
                                                   ===========    ===========

            (f)   Long term notes payable consist of the following:

               Grove Parc Assoc. L.P.              $ 5,040,000    $ 5,040,000
               This note bears interest at 7.39%
               compounded annually on May 1 of
               each year.  The note is secured
               by a mortgage subordinate in rights
               to mortgages securing the building
               loan.  Both principal and interest
               on the loan are due and payable in
               full out of residual receipts on
               April 29, 2010, or are immediately
               due and payable upon refinancing
               or sale of the project.
               Dixie Apartment Assoc. LTD              105,187        105,187
               This promissory note bears interest
               at 11% with a maturity date of
               June 1, 2002.  (Note 10)
               Ludlam Gardens Apartments LTD           441,124        441,124
                                                   -----------    -----------
               This promissory note bears interest
               at 11% with a maturity date of
               June 1, 2000.  (Note 10)
                                                     5,586,311      5,586,311
                                                   ===========    ===========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 8  -   Related Party Transactions (Continued)

         B) Guarantees

            The Partnership has negotiated Operating Deficit Guaranty Agreements with all of the Local Partnerships, in which the Local General Partners have agreed to fund operating deficits, up to a stated maximum amount, for a specified period of time (generally, three years commencing at break-even). The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership. The gross amount of the Operating Deficit Guarantees aggregate approximately $16,880,000, of which approximately, $16,430,000, $15,388,000 and $13,864,000 expired as of March 15, 1996, 1995 and 1994, respectively. As of March 15, 1996, 1995 and 1994, $621,887, $513,055 and $723,035, respectively, has been funded by the Local General Partners to meet such obligations. Of the amount funded through March 31, 1996, approximately $108,000 has been recorded as a capital contribution and the remaining balance of approximately $513,000 is recorded as due to local general partners and affiliates as noninterest bearing operating advances to be repaid from operating cash flows. All operating deficit guarantees expire within the next three years. Management does not expect impact on liquidity based on prior years' fundings.

            The general partners of Bayridge Associates Limited Partnership ("Bayridge"), a subsidiary partnership, agreed to provide guarantees of up to $1,000,000 to fund debt service deficiencies in the event certain debt coverage and debt service ratios were not met for specified periods of time. As of March 15, 1996 no guarantees have been funded. The Debt Coverage Guaranty Agreement provides for the security to be reduced to a $100,000 letter of credit provided by the Bayridge general partners.

NOTE 9  -   Income Taxes

         A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                               Year Ended December 31
                                                      ----------------------------------------
                                                          1995        1994           1993
                                                      -----------   ----------    -----------
Financial statement
Net loss                                              $(6,457,394)  $  (55,346)   $(8,861,304)
  Difference between depreciation and amortization
  expense recorded for financial reporting purposes
  and the accelerated cost recovery system utilized
  for income tax purposes                                  84,208      (79,957)       (27,118)
  Difference resulting from parent company having a
  different fiscal year for income tax and financial
  reporting purposes                                      (62,638)    (160,802)        43,859
Cancellation of indebtedness income                             0      742,260              0
Tax basis forgiveness of debt                           2,096,523            0              0
  Differences resulting principally from rental income
  recognized for income tax purposes and deferred for
  financial reporting purposes and interest and other
  operating expenses deducted for financial reporting
  purposes not deducted for income tax purposes           310,469   (1,148,420)       716,117
                                                      -----------   ----------    -----------

Net loss as shown on the income tax return for the
  calendar year ended                                 $(4,028,832)  $ (702,265)   $(8,128,446)
                                                      ===========   ==========    ===========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 10 -   Extraordinary Items

         Extraordinary items consist of the following:

                                                                 Year Ended March 15
                                                      ----------------------------------------
                                                          1996        1995            1994
                                                      -----------   ----------    -----------
         2108 Bolton Drive Associates, L.P. -
            forgiveness of indebtedness income        $         0   $9,335,750    $   196,889
         Ludlam Gardens Apartments, Ltd. -
            interest expense incurred on refinancing            0     (441,124)             0
         Dixie Apartment Associates, Ltd. -
            interest expense incurred on refinancing            0     (105,187)             0
                                                      -----------   ----------    -----------
                                                      $         0   $8,789,439    $   196,889
                                                      ===========   ==========    ===========

         2108 Bolton Drive Associates, L.P.
         ----------------------------------

         During the 1993 Fiscal Year, the original general partner of Bolton, the predecessor to 2108 Bolton Drive Associates, L.P., was replaced by New Texas Associates, Inc. ("New Texas"); accordingly operating deficit loans previously advanced by the former general partner in the amount of $196,889 were forgiven and the operating deficit agreement cancelled. New Texas had attempted to reach a provisional mortgage workout agreement with HUD. Subsequent to December 31, 1993, HUD concluded that a workout was not in its best interest and ordered that the property be sold. The sale occurred on April 26, 1994 for a price of $4,500,000 to a new limited partnership, 2108 Bolton Drive Associates, L.P. ("2108"). The 98.99% limited partner of 2108 is the Partnership. The closing occurred on July 13, 1994. On June 28, 1994, Bolton was merged with 2108. For tax purposes, as well as in the financial statements the transaction was considered a continuation of Bolton.

         The acquisition was financed by a first mortgage dated June 29, 1994 in the original amount of $4,500,000. The mortgage provides for interest at the commercial base rate of the mortgagee plus 2% per annum and matures June 29, 1995, which provides for a possible additional four month extension. In addition 2108 committed to spend approximately $400,000 on capital improvements and repairs. In order to acquire the property, affect repairs and pay closing costs, an affiliate of the general partner of 2108 advanced $600,000 and the Partnership advanced $1,027,000. 2108 is in the process of applying for long-term fixed rate financing. The property was originally encumbered by a $9,631,800 mortgage at an interest rate of 10.75% and accrued interest at July 13, 1994 was $3,911,510. The effect of the transaction is a refinancing resulting in a reduction in mortgage indebtedness (including accrued interest) of $9,335,750.

         In March 1996, 2108 refinanced its mortgage note payable of approximately $3,500,000. The new mortgage note in the amount of $4,480,000 paid off the former mortgage note and approximately $900,000 of debt due to an affiliate of the Partnership. This mortgage bears interest at the rate of 8.64% per annum and is payable in monthly installments of $36,105 which includes principal and interest through March 2006, when the remaining principal balance of approximately $3,700,000 will be due. For financial reporting purposes, the Partnership has recognized income in the amount of $9,335,750 (forgiveness of indebtedness) from the transaction, including the mortgage reduction and write-off of certain other payables which has been shown as an extraordinary gain in the 1994 financial statements. Development deficit loans previously funded by the former general partner have been reflected as a reduction of the basis of the property. The Partnership's investment in 2108 at March 15, 1996 and 1995 was approximately $2,204,000 and $3,047,000, respectively and the minority interest balance was approximately $1,695,000 and $1,700,000. 2108's net (loss) income after minority interest amounted to approximately ($843,000), $7,616,000 and ($1,605,000), for the 1995, 1994 and 1993 Fiscal Years,
respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 10 -   Extraordinary Items (continued)

         Ludlam Gardens Apartments, Ltd.
         -------------------------------

         On May 26, 1994, Ludlam Gardens Apartments, Ltd. ("Ludlam") closed on a $2,800,000 loan with Northern Trust Bank of Florida N.A. and paid off the indebtedness with Barnett Bank of South Florida in the amount of $2,718,435. From the loan closing, $35,975 of excess proceeds, net of expenses, remained which were placed in the operating account available to Ludlam. Of this amount, $14,500 was used for reimbursement of a portion of the commitment fee.

         The Northern Trust loan is for $2,800,000 and matures January 26, 2002 (120 days prior to expiration of the HAP Contract), amortized over twenty-five
(25) years and carries a fixed rate of 9% (10.08% constant). A sliding prepayment penalty exists until January 26, 2000. An annual 1.15 Debt Service coverage ratio is required. If not obtained, the lender may request loan reduction or additional collateral.

         The Barnett Bank loan in the original amount of $3,300,000 which was to mature on August 28, 1997 was satisfied in full. This loan was amortized assuming an 11.44% payrate, with the interest rate reset on an annual basis at a rate which was 2.75% over the average weekly yield on U.S. Treasury Bills adjusted to a one year constant. The interest in effect at the time of refinancing was 6.12%. To the extent that any monthly payment exceeded the applicate interest rate, such excess payment (positive amortization) was treated as a voluntary prepayment of the outstanding principal balance. In accordance with the Partnership Agreement, upon the refinancing, proceeds from the savings of interest expense due to positive amortization became payable to the general partner. This amount totaled $441,124, and is shown as a extraordinary loss for the 1994 Fiscal Year.

         Dixie Apartments Associates, Ltd.
         ---------------------------------

         On May 26, 1994 Dixie Apartments Associates, Ltd. ("Dixie") closed on a $1,000,000 loan with Northern Trust Bank of Florida N.A. and paid off the indebtedness with Barnett Bank of South Florida in the amount of $947,999. From the loan closing, $21,132 of excess proceeds, net of expenses, remained which were placed in the operating account available to Dixie. Of this amount, $5,000 was used for reimbursement of a portion of the commitment fee.

         The Northern Trust loan is for $1,000,000 and matures September 5, 2002 (120 days prior to expiration of HAP Contract), amortizes over twenty-five (25) years and carries a fixed rate of 9% (10.08% constant). A sliding prepayment penalty exists until September 5, 2000. An annual 1.15 Debt Service coverage ratio is required. If not obtained, the lender may request loan reduction or additional collateral.

         The Barnett Bank loan in the original amount of $1,100,000 which was to mature on August 28, 1997 was satisfied in full. This loan was amortized assuming an 11.44% payrate, with the interest rate reset on an annual basis at a rate which was 2.75% over the average weekly yield on U.S. Treasury Bills adjusted to a one-year constant. The interest in effect at the time of refinancing was 6.12%. To the extent, under the original loan, that any monthly payment exceeded the applicable interest rate, such excess payment (positive amortization) was treated as a voluntary prepayment of the outstanding principal balance. In accordance with the Partnership Agreement, upon the refinancing, proceeds from the savings of interest expense due to positive amortization became payable to the general partner. This amount totaled $105,187 and is shown as an extraordinary loss for the 1994 Fiscal Year.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 11 -   Commitments and Contingencies

         a) Subsidiary Partnership - Going Concern

            Four subsidiary partnerships, Redwood Villa Associates, 2108 Bolton Drive Associates, L.P., Greenleaf Associates L.P. and Walnut Park Plaza Associates have significant contingencies and uncertainties regarding their continuing operations which raise substantial doubt about their abilities to continue as going concerns. The financial statements of these four subsidiary partnerships were prepared assuming that each will continue as a going concern.

            Redwood Villa Associates
            ------------------------

            Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 1995 Fiscal Year, Redwood experienced a loss of $240,426 including $227,084 of depreciation and $4,533 of amortization. For the 1994 Fiscal Year, Redwood experienced a loss of $397,877 including $241,990 of depreciation and $4,533 of amortization. Redwood also had a loss on disposal of a co-generation unit of $175,528 (net of $106,951 received in grant monies to construct the co-generation unit). Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or contributions from partners. The financial statements for the 1995, 1994 and 1993 Fiscal Years for Redwood Villa have been prepared assuming that Redwood Villa will continue as a going concern. Management, whenever possible, plans to reduce operating costs to achieve profitable operations. The Partnership's investment in Redwood at March 15, 1996 and 1995 was reduced to zero by current and prior years losses and the minority interest balance amounted to approximately $412,000 and $415,000. Redwood's net loss after minority interest amounted to approximately $238,000, $393,000 and $227,000 for the 1995, 1994 and 1993 Fiscal Years,
respectively.

            2108 Bolton Drive Associates, L.P.
            ----------------------------------

            2108 Bolton Drive Associates, L.P. ("2108"), has experienced recurring operating losses and has a working capital deficit at December 31, 1995.

            The auditors for this subsidiary partnership modified their report on the 1995 and 1994 Fiscal Year financial statements due to the uncertainty of the subsidiary partnership's ability to continue as a going concern. The Partnership's investment in 2108 at March 15, 1996 and 1995 was approximately $2,204,000 and $3,047,000, respectively and the minority interest balance was approximately $1,695,000 and $1,700,000. 2108's net loss (income) after minority interest amounted to approximately $843,000, ($7,616,000) and $1,605,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

            Greenleaf Associates, L.P.
            --------------------------

            Greenleaf Associates, L.P. ("Greenleaf"), a subsidiary partnership has not made its monthly mortgage payments when due. Pursuant to the terms of the mortgage note, the partnerships failure to make the required payments when due, constituted an event of default. As a result of the default, the mortgagee could demand full payment of the mortgage loan balance ($4,453,250 at December 31, 1995) and exercise the other remedies of a secured party under the Uniform Commercial Code including taking possession of the collateral (the project) and selling or otherwise disposing of the project. The partnership is negotiating with the mortgagee to restructure the terms of the mortgage loan.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 11 -   Commitments and Contingencies (Continued)

         a) Subsidiary Partnership - Going Concern (Continued)

            The auditors for Greenleaf have prepared 1995 Fiscal Year financial statements for this subsidiary partnership assuming Greenleaf will continue as a going concern. The Partnerships investment in Greenleaf and the minority interest balance was reduced to zero by prior and current year's losses. Greenleaf's net loss amounted to approximately $203,000, $214,000 and $245,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

            Walnut Park Plaza Associates
            ----------------------------

            Walnut Park Plaza Associates, ("Walnut Park") has sustained recurring losses from operations. At December 31, 1995, the Partnership had not made certain payments required under the terms of the Bond Indenture and, as a result, is in default. In August, 1995, the Project's bonds payable were sold by the bondholder to E. A. Moos ("Moos"). On April 9, 1996, Walnut Park entered into an interim agreement with Moos. The expiration date for the interim agreement is October 15, 1996 subject to certain defined extension and termination provisions. The interim agreement primarily allows Moos to select an interim and permanent replacement property manager, to formulate a proposal to replace the General Partner, and to possibly restructure the indebtedness of the Project. Walnut Park's continued existence is dependent on the impact of the interim agreement and ultimately the resolution of the default of certain obligations under the terms of the Bond Indenture. Contingent upon the outcome of the interim agreement and of the status of the Bond Indenture default, the subsidiary partnership may be unable to continue as a going concern in it's present form. The Partnership's investment in Walnut Park at March 15, 1996 was written down to zero as a result of current years losses and at March 15, 1995 the Partnerships investment was approximately $167,000. In the case of Walnut Park minority interest balance at March 15, 1996 and 1995 amounted to approximately $442,000 and $445,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $257,000, $193,000 and $332,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

         b) Subsidiary Partnerships - Other

            Silver Blue Lake Apartments, Ltd
            --------------------------------

         Three note holders, which provided additional permanent financing for Silver Blue Lake Apartments Ltd., ("Silver Blue Lake") have commenced legal action against the Local Partnership claiming that it is in default of the provisions of the notes regarding the payments of principal and interest to be made from net cash flow, as defined. Accordingly, they have declared the notes to be in default and have demanded the entire outstanding indebtedness of principal and interest. At December 31, 1995, total indebtedness, under these notes, amounted to $258,840. In December 1995, a settlement agreement was reached by Silver Blue Lake and the note holders. The subsidiary partnership agreed to pay the noteholders $18,480, record a second mortgage covering the notes, and pay interest semiannually up to 20% of cash flow or $1,250 whichever is greater. The Partnership's investment in Silver Blue Lake and the minority interest balance at March 15, 1996, and 1995 has been reduced to zero by prior years' losses. Silver Blue Lake's net loss amounted to approximately $21,000, $146,000 and $61,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

            Regent Street Associates, L.P.
            ------------------------------

            Regent Street Associates, L.P. ("Regent Street") has received from the Internal Revenue Service a notice of final partnership administrative adjustment. Pursuant to the notice the Internal Revenue Service has challenged the method in which the subsidiary partnership has allocated the below-market federal financing to its properties, which challenge, if successful, would result in the subsidiary partnership only being able to claim a 4%

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 11 -   Commitments and Contingencies (Continued)

         b) Subsidiary Partnerships - Other (Continued)

Low Income Housing Tax Credit rather than a 9% Low Income Housing Tax Credit. The Internal Revenue Service has also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. The general partners of the Regent Street subsidiary partnership intend to file a petition for readjustment challenging each of the positions taken by the Internal Revenue Service. The Partnership's investment in Regent Street at March 15, 1996 and 1995, was approximately $1,153,000 and $1,489.000, respectively and the minority interest balance was zero. Regent Streets net loss amounted to approximately $336,000, $322,000 and $355,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

            B & C Housing I Associates, L.P. ("Sun Garden/Worthington Apts")
            ----------------------------------------------------------------

            B & C Housing I Associates, L.P. ("Sun Garden/Worthington Apts") local general partnership interest was sold to Michaels Corp., coincident with a proposed loan modification. Effective February 1, 1996 the property benefited from a reduction in mortgage interest from 10.25% to 7.15%, which will result in approximately $170,000 less in annual interest costs, enabling the owner to complete an approved repair and replacement plan over the next four years. The Partnership's investment in B & C Housing at March 15, 1996 and 1995 was approximately $795,000 and $633,000. In the case of B&C Housing the minority interest balance at March 13, 1996 and 1995 was approximately $163,000 and $147,000, respectively. B & C's net income (loss) after minority interest amounted to approximately $161,000, ($338,000) and ($343,000) for the 1995, 1994
and 1993 Fiscal Years, respectively.

            Robin Housing Associates
            ------------------------

            Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. Robin Housing's insurance carrier intends to defend the subsidiary partnership vigorously. Management believes that the insurance coverage is adequate to cover any liability arising from this action. Since it is too premature to make an evaluation of the amount or range of Robin Housing's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $830,000. The Partnership's investment in Robin Housing was approximately $830,000 and $991,000 at March 15, 1996 and 1995, respectively. Robin Housing's net loss after minority interest amounted to approximately $140,000, $121,000 and $173,000 for the 1995, 1994, and 1993, Fiscal Years,
respectively.

            Magnolia Arms Associates, Ltd.
            ------------------------------

            Magnolia Arms Associates, Ltd. ("Magnolia") was in default of its mortgage. As a result of the default, the trustee could have demanded full payment of the mortgage loan balance ($7,105,000 at August 31, 1995), taken possession of the project, foreclosed the mortgage promissory note or taken other measures as provided for in the financing documents. Effective September 1, 1995, Magnolia entered into a forbearance agreement with the bondholders and mortgagee which reduced the interest rate to 5% per annum and subjected the bonds to mandatory sinking fund redemption at discounted payment rates ranging from 65% in 1995 to 100% in 2017, contingent upon payments being made. Since the total future cash payment of all new debt was greater than the carrying amount of the old debt the amount of the original note was not adjusted and no gain was recorded. However, the current interest rate was adjusted using the interest method. The new effective rate is the discount rate that equates the present value of the future cash payments with the carrying amount of the debt. The effective

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 11 -   Commitments and Contingencies (Continued)

         b) Subsidiary Partnerships - Other (Continued)

interest rate of the debt related to the restructuring is 4.52%. The bondholders have directed the trustee not to accelerate the maturity of the bonds or to pursue any remedies provided for in the financing documents as long as the parties to the agreement are meeting their obligations. The Partnership's investment in Magnolia and the minority interest balance at March 15, 1996 and 1995 was reduced to zero by prior year's losses. Magnolia's net income (loss) amounted to approximately $33,000, ($648,000) and ($603,000) for the 1995, 1994
and 1993 Fiscal Years, respectively.

         c) Lease Commitment

            One of the subsidiary partnerships entered into a forty-year ground lease for the land on which the building is built. As stipulated in the lease, the subsidiary partnership agrees to pay all real estate taxes, license and permit fees, among other charges that may be assessed upon the land or improvements. At December 31, 1995, the subsidiary partnership was committed to minimum future rentals on the noncancellable lease in the amount of $60,000 a year through 2028. The lease payments are payable from available cash and at December 31, 1995 the subsidiary partnership has accrued lease payments of $223,647.

         d) Uninsured Cash and Cash Equivalents

            The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 1996, uninsured cash and cash equivalents approximated $489,000.

         e) Letter of Credit

            The subsidiary partnerships were contingently liable at December 31, 1995 on the following open letter of credits:
            Debt service                             $700,000
            Development contingency                    23,310
            Other                                      64,000
                                                     --------
                                                     $787,310
                                                     ========
         f) Other

            The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1996

NOTE 11 -   Commitments and Contingencies (Continued)

         g) Tax Credits

            The Partnership and BAC holders began recognizing Housing Tax Credits with respect to the Properties when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1995, 1994 and 1993 tax years, Housing Tax Credits of $11,327,236, $11,327,236 and $11,327,258 were generated.

            A portion of the low-income housing tax credits are subject to recapture in future years if (i) the Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of the Projects, or (iii) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the credit period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Partnership has no directors or officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of the General Partners who may be deemed directors or executive officers of the Partnership is set forth below.

Related Credit Properties Inc.
- - ------------------------------

         Name                             Position
         ----                             --------

         Stephen M. Ross                  Director

         J. Michael Fried                 President and Director

         Alan P. Hirmes                   Senior Vice President

         Stuart J. Boesky                 Vice President

         Lawrence J. Lipton               Treasurer and Assistant Vice President

         Robert Bordonaro                 Assistant Vice President

         Lynn A. McMahon                  Secretary


         STEPHEN M. ROSS, 56, is a Director of the General Partner of the Related General Partner. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

         J. MICHAEL FRIED, 52, is President and a Director of the General Partner of the Related General Partner. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of Related. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

         ALAN P. HIRMES, 41, is a Senior Vice President of the General Partner of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

         STUART J. BOESKY, 40, is Vice President of the General Partner of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

         LAWRENCE J. LIPTON, 40, is Treasurer and Assistant Vice President of the General Partner of the Related General Partner. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche from 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

         ROBERT BORDONARO, 42, is Assistant Vice President of the General Partner of the Related General Partner. Mr. Bordonaro is also a controller of The Related Companies, L.P. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982-1985 and Arthur Young from 1975-1981. Mr. Bordonaro graduated from New York University with a Bachelor of Science degree in 1974 and with a Masters of Business Administration degree in 1975.

         LYNN A. McMAHON, 40, is Secretary of the General Partner of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.


Liberty GP, Inc.
- - ----------------

         Name                             Position
         ----                             --------

         Paul L. Abbot                    Chairman of the Board, President,
                                          Chief Executive Officer and Chief
                                          Financial Officer

         Donald E. Petrow                 Vice President



         PAUL L. ABBOTT, 50, is a Managing Director of Lehman Brothers and President of the Liberty General Partner. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for the investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University of St. Louis.

         DONALD E. PETROW, 39, is a First Vice President of Lehman Brothers and Vice President of the Liberty General Partner. From March 1989, he has been responsible for the investment management of various investment portfolios, including but not limited to, federal insured mortgages, residential real estate, broadcasting and energy. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman Brothers, was involved in investment banking activities relating to partnership finance and acquisition. Prior to joining Lehman Brothers, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

Item 11. Executive Compensation.

         The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or executive officers of the General Partners for their services. However, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership, the Partnership has entered into certain arrangements with the General Partners and their affiliates, which provide for compensation to be paid to the General Partners and their affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance, a partnership management fee and an accountable expense reimbursement. The General Partners are entitled, in the aggregate, to 1% of all cash distributions and an additional 15% of distributions from net sale or refinancing proceeds after the BACs holders have received distributions of such proceeds equal to their original capital contributions plus a 10% return thereon (to the extent not previously paid out of cash flow). Certain directors and executive officers of the General Partners receive compensation from the General Partners and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership. Such compensation may be based in part of the performance of the Partnership. See also Note 8 to the Financial Statements, which is incorporated in this Item 11 by reference thereto.

         Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partner and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

                              Name and Address of                Amount and Nature of          Percentage
Title of Class                Beneficial Ownership               Beneficial Ownership           of Class
- - --------------                --------------------               --------------------          ----------
General Partnership           Related Credit Properties L.P.     $500 capital contribution         49%
Interest in the Partnership   625 Madison Avenue                 - directly owned
                              New York, NY 10022

                              Liberty GP, Inc.                   $500 capital contribution         49%
                              c/o Lehman Brothers                - directly owned
                              3 World Financial Center
                              New York, NY  10285

                              Liberty Associates III L.P.        $1,000 capital contribution       2%
                              625 Madison Avenue                 - directly owned
                              New York, NY 10022

         Liberty Associates III L.P. holds a 1% limited partnership interest in each Local Partnership.

         No person is known by the Partnership to be the beneficial owner of more than 5% percent of the Limited Partnership Interests and/or the BACs; and none of the General Partners nor any director or executive officer of any of the General Partners owns any Limited Partnership Interests or BACs.


Item 13. Certain Relationships and Related Transactions.

         The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and also
Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference thereto and as set forth above. However, there have been no direct financial transactions between the Partnership and the directors and executive officers of the General Partners.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                     Sequential
                                                                        Page
                                                                     ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                      17

         Consolidated Balance Sheets at March 15, 1996 and 1995            92

         Consolidated Statements of Operations for the Years
         Ended March 15, 1996, 1995 and 1994                               93

         Consolidated Statements of Changes in Partners' Capital
         for the Years Ended March 15, 1996, 1995 and 1994                 94

         Consolidated Statements of Cash Flows for the Years
         Ended March 15, 1996, 1995 and 1994                               95

         Notes to Consolidated Financial Statements                        97


(a) 2.   Financial Statement Schedules

         Independent Auditors' Report                                     120

         Schedule I - Condensed Financial Information of Registrant       121

         Schedule III - Real Estate and Accumulated Depreciation          124

         All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.


(a) 3.   Exhibits

(21)     Subsidiaries of the Registrant - the local partnerships
         set forth in item 2 may be considered subsidiaries of
         the Registrant                                                   117

(27)     Financial Data Schedule (filed herewith)                         132


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

(c)      Subsidiaries of the Registrant (Exhibit 21)
         -------------------------------------------

                                                              Jurisdiction
                                                             of Organization
                                                             ---------------

         B & C Housing Associates, L.P.                             OK
         State Street 86 Associates, L.P.                           DE
         Fox Glenn Investors, L.P.                                  PA
         Shiloh-Grove L.P. (Mt. Vernon)                             OH
         Silver Blue Lake Apartments, LTD.                          FL
         Lancaster Towers Associates, LTD.                          DE
         West Kinney Associates, L.P.                               NJ
         Autumn Park Associates, L.P.                               OR
         Regent Street Associates, L.P.                             PA
         Magnolia Arms Associates, L.P.                             FL
         Greenleaf Associates, L.P.                                 MS
         Alameda Towers Associates, L.P.                            PR
         Dixie Apartment Associates, LTD.                           FL
         Ludlam Gardens Apartments, LTD.                            FL
         Grove Parc Associates, L.P. (Woodlawn)                     IL
         2108 Bolton Drive Associates, L.P.                         DE
         Apple Creek Housing Associates, LTD.                       CO
         Redwood Villa Associates                                   CA
         Charles Drew Court Associates, L.P.                        NJ
         Walnut Park Plaza Associates, L.P.                         PA
         Bayridge Associates, L.P.                                  OR
         United-Pennsylvanian, L.P.                                 PA
         2051 Grand Concourse Associates, L.P.                      NY
         Concourse Artists Housing Associates, L.P.                 NY
         Willoughby/Wycoff Housing Associates, L.P.                 NY
         Robin Housing Associates, L.P.                             NY
         Lund Hill Associates, L.P.                                 DE
         Tanglewood Apartments, L.P.                                MS
         Quality Hill Historic District-Phase II-A, L.P.            MS
         Penn Alto Associates, L.P.                                 PA
         Sartain School Venture, L.P.                               PA

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                                    By:  RELATED CREDIT PROPERTIES L.P.
                                         a General Partner


                                    By:  RELATED CREDIT PROPERTIES INC.
                                         its General Partner

Date:  June 12, 1996

                                         By: /s/ J. Michael Fried
                                             ------------------------
                                             J. Michael Fried
                                             President and Director
                                             (Principal Executive Officer)


                                    By:  LIBERTY GP INC.
                                         a General Partner

Date: June 12, 1996

                                         By: /s/ Paul L. Abbott
                                             ------------------------
                                             Paul L. Abbott
                                             Chairman of the Board, President
                                             and Chief Executive Officer

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d), this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                               Title                                     Date
- - ----------------------        --------------------------------------------------    -------------

                              President, Chief Executive Officer (principal
/s/ J. Michael Fried          executive officer) and Director of Related Credit
- - --------------------          Properties Inc., general partner of Related Credit
J. Michael Fried              Properties, L.P. (a General Partner of Registrant)    June 12, 1996

/s/ Lawrence J. Lipton
- - ----------------------        Treasurer (principal financial and accounting
Lawrence J. Lipton            officer) of Related Credit Properties Inc.            June 12, 1996


/s/ Stephen M. Ross           Director of Related Credit Properties Inc.,
- - -------------------           a general partner of Related Credit
Stephen M. Ross               Properties, L.P. (a General Partner of Registrant)    June 12, 1996


                              Chairman of the Board, President, Chief
                              Executive Officer (principal executive officer),
/s/ Paul L. Abbott            Chief Financial Officer and Director of
- - ------------------            Liberty GP, Inc. (a General Partner                   June 12, 1996
Paul L. Abbott                of Registrant)


/s/ Donald E. Petrow
- - --------------------
Donald E. Petrow              Vice President of Liberty GP, Inc.                    June 12, 1996

[Letterhead of Trien, Rosenberg, Felix,
                Rosenberg, Barr & Weinberg, LLP]



                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



         In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 4, 1996 on pages 17 and 18 and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1995, 1994 and 1993 Fiscal Years. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

         As discussed in Note 11, the consolidated financial statements include the financial statements of four limited partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 1995 Fiscal Year, these subsidiary partnerships incurred significant operating losses and two are in default on their mortgage obligations. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these four subsidiary partnerships were prepared assuming that each will continue as a going concern. The four subsidiary partnerships' losses before extraordinary items aggregated $1,554,801 (Fiscal 1995), $2,446,846 (Fiscal 1994), and $2,717,107 (Fiscal 1993)
and their assets aggregated $28,187,671 and $29,787,047 at December 31, 1995 and 1994, respectively. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/ TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG, LLP

New York, New York
June 4, 1996

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT





         Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)


                          LIBERTY TAX CREDIT PLUS L.P.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                           March 15
                                                   ----------------------------
                                                      1996          1995*
                                                   -----------      -----------
Cash and cash equivalents                          $    19,370      $    53,087
Investment in subsidiary partnerships               30,262,683       33,658,093
Due from subsidiary partnership                      1,109,070        1,118,060
Other assets                                           277,870          297,660
                                                   -----------      -----------

  Total assets                                     $31,668,993      $35,126,900
                                                   ===========      ===========



                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates              $ 1,081,081      $   573,344
                                                   -----------      -----------

  Total liabilities                                  1,081,081          573,344

Partners' equity                                    30,587,912       34,553,556
                                                   -----------      -----------

Total liabilities and partners' equity             $31,668,993      $35,126,900
                                                   ===========      ===========








* Restated for comparative purposes to reflect investments in certain subsidiary partnerships at zero.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT






                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                Year Ended March 15
                                                   ----------------------------------------
                                                        1996          1995*         1994*
                                                   -----------    ----------   -----------
Revenues                                           $       785    $    7,269   $    20,639
                                                   -----------    ----------   -----------

Expenses

  Administrative and management                        202,447       193,644       207,057
  Administrative and management-related parties        508,427       437,446       409,274
                                                   -----------    ----------   -----------

  Total expenses                                       710,874       631,090       616,331
                                                   -----------    ----------   -----------

  Loss from operations                                (710,089)     (623,821)     (595,692)

  Equity in  (loss) income of subsidiary
    partnerships                                    (3,255,555)    2,228,609    (5,991,449)
                                                   -----------    ----------   -----------

Net (loss) income                                  $(3,965,644)   $1,604,788   $(6,587,141)
                                                   ===========    ==========   ===========











* Restated for comparative purposes to reflect investments in certain subsidiary partnerships at zero.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                Year Ended March 15
                                                   ----------------------------------------
                                                        1996          1995*         1994*
                                                   -----------    ----------   -----------
Cash flows from operating activities:

Net  (loss) income                                 $(3,965,644)   $(1,604,788) $(6,587,141)
                                                   -----------    ----------   -----------

Adjustments to reconcile net loss to net cash used in operating activities:

  Equity in loss (income) of subsidiary
     partnerships                                    3,255,555    (2,228,609)    5,991,449
  Decrease in other assets                              19,790       146,665        33,358
  Due from subsidiary partnership                        8,990    (1,036,522)      (81,538)

  Increase (decrease) in liabilities

  Due to general partners and affiliates               507,737       285,988       286,371
  Other liabilities                                          0       (11,249)         2778
                                                   -----------    ----------   -----------

  Total adjustments                                  3,792,072    (2,843,727)    6,232,418
                                                   -----------    ----------   -----------

  Net cash used in operating activities               (173,572)   (1,238,939)     (354,723)
                                                   -----------    ----------   -----------

Cash flows provided by investing activities:

  Distributions from subsidiaries                      139,855       218,702       252,167
                                                   -----------    ----------   -----------

Net decrease in cash and cash equivalents              (33,717)   (1,020,237)     (102,556)

Cash and cash equivalents, beginning of year            53,087     1,073,324     1,175,880
                                                   -----------    ----------   -----------

Cash and cash equivalents, end of year             $    19,370    $   53,087   $ 1,073,324
                                                   ===========    ==========   ===========

* Restated for comparative purposes to reflect investments in certain subsidiary partnerships at zero.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 1996

                                                                   Cost
                                                                Capitalized
                                          Initial Cost to      Subsequent to           Gross Amount at which
                                            Partnership         Acquisition:         Carried at Close of Period
                                   -------------------------                  ---------------------------------------
Subsidiary Partnership's Encum-                Buildings and                              Buildings and                Accumulated
 Residential Property    brances     Land      Improvements    Improvements     Land      Improvements       Total     Depreciation
- - ----------------------   -------   --------    -------------   ------------   --------    -------------   -----------  ------------
B & C Housing              (a)     $727,300      $5,420,791    $2,383,104     $729,685     $ 7,801,510    $ 8,531,195   $2,193,814
  Associates, L.P.
  Tulsa, OK
State Street 86            (a)      861,947      12,460,882       248,189      864,332      12,706,686     13,571,018    4,000,318
  Associates, L.P.
  Camden, NJ
Fox Glenn                  (a)      491,209       6,548,849       277,799      493,594       6,824,263      7,317,857    2,013,458
  Investors, L.P.
  Seat Pleasant,
  MD
Shiloh Grove L.P.          (a)      764,874      16,618,743       410,280      767,259      17,026,638     17,793,897    4,819,104
  (Mt Vernon)
  Columbus, OH
Silver Blue Lake           (a)      537,204       4,755,176        55,766      539,589       4,808,557      5,348,146    1,376,984
  Apartments Ltd.
  Miami, FL
Lancaster Towers           (a)      147,000       3,673,921       816,625      149,385       4,488,161      4,637,546    1,252,096
  Associates, Ltd.
  Lancaster, NY
West Kinney                (a)      262,466       6,072,924       244,337      264,850       6,314,877      6,579,727    1,728,383
  Associates, L.P.
  Newark, NJ
Autumn Park                (a)      369,932       2,251,887     3,564,042      938,336       5,247,525      6,185,861    1,583,163
  Associates, L.P.
  Wilsonville, OR
Regent Street              (a)       40,000       7,387,283       201,704       42,384       7,586,603      7,628,987    2,149,170
  Associates, L.P.
  Philadelphia, PA

                            Life on which
 Year of                   Depreciation in
   Con-                     Latest Income
struction/       Date       Statement is
Renovation     Acquired     Computed (b)
- - ----------    ---------    ---------------
   1987       Dec. 1987     27.5 years


   1987       Feb. 1988     27.5 years


   1987       Mar. 1988     27.5 years



   1987       Feb. 1988     27.5 years


   1987       Feb. 1988     27.5 years


   1987       May 1988      27.5 years


   1983       June 1988     27.5 years


   1988       June 1988     27.5 years


   1987       June 1988     27.5 years

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 1996
                                   (Continued)

                                                                   Cost
                                                                Capitalized
                                          Initial Cost to      Subsequent to           Gross Amount at which
                                            Partnership         Acquisition:         Carried at Close of Period
                                   -------------------------                  ---------------------------------------
Subsidiary Partnership's Encum-                Buildings and                              Buildings and                Accumulated
 Residential Property    brances     Land      Improvements    Improvements     Land      Improvements       Total     Depreciation
- - ----------------------   -------   --------    -------------   ------------   --------    -------------   -----------  ------------
Magnolia Arms             (a)       125,000      8,165,738      302,695       127,384       8,466,049      8,593,433     2,852,780
  Associates, Ltd.
  Jacksonville, FL
Greenleaf                 (a)       695,000      5,125,103      186,496       697,384       5,309,215      6,006,599     1,985,099
  Associates L.P.
  Kansas City, MO
Alameda Towers,           (a)       644,000     15,157,047      267,335       646,384      15,421,998     16,068,382     2,715,579
  Associates L.P.
  San Juan, PR
Dixie Apartment           (a)       194,480      1,354,562       53,230       196,864       1,405,408      1,602,272       379,821
  Associates, Ltd.
  Miami, FL
Ludlam Gardens            (a)       755,057      3,943,234       47,692       757,441       3,988,542      4,745,983     1,078,304
  Apartments, Ltd.
  Miami, FL
Grove Park                (a)       600,000      9,386,536    7,193,581       602,384      16,577,733     17,180,117     4,033,100
  Associates, L.P.
  (Woodlawn)
  Chicago, IL
2108 Bolton Drive         (a)       835,000      6,599,896    6,005,687       837,384      12,603,199     13,440,583     4,155,824
  Associates, L.P.
  Atlanta, GA
Apple Creek               (a)       618,136     10,973,665      247,350       620,520      11,218,631     11,839,151     2,479,008
  Housing
  Associates, Ltd.
  Arvada, CO
Redwood Villa             (a)             0      5,931,183       18,253         2,384       5,947,052      5,949,436     1,552,758
  Associates
  San Diego, CA

                            Life on which
 Year of                   Depreciation in
   Con-                     Latest Income
struction/       Date       Statement is
Renovation     Acquired     Computed (b)
- - ----------    ---------    ---------------
  1987        July 1988      27.5
                             years

  1987        July 1988      27.5
                             years

  1987        July 1988      40 years


  1987        July 1988      27.5
                             years

  1987        July 1988      27.5
                             years

  1988        July 1988      27.5 to
                             31.5
                             years

  1988        July 1988      15 to
                             27.5
                             years
  1988        June 1988      28 years



  1988        Sept. 1988     27.5
                             years

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 1996
                                   (Continued)

                                                                   Cost
                                                                Capitalized
                                          Initial Cost to      Subsequent to           Gross Amount at which
                                            Partnership         Acquisition:         Carried at Close of Period
                                   -------------------------                  ---------------------------------------
Subsidiary Partnership's Encum-                Buildings and                              Buildings and                Accumulated
 Residential Property    brances     Land      Improvements    Improvements     Land      Improvements       Total     Depreciation
- - ----------------------   -------   --------    -------------   ------------   --------    -------------   -----------  ------------
Charles Drew             (a)            100      7,893,416     301,852       143,846       8,051,522       8,195,368     2,390,284
  Court
  Associates, L.P.
  Atlantic City, NJ
Walnut Park Plaza        (a)        454,707      7,690,675   2,126,417       457,091       9,814,708      10,271,799     2,041,205
  Associates, L.P.
  Philadelphia, PA
Bayridge                 (a)        917,682        488,333  10,739,111       920,066      11,225,060      12,145,126     2,620,816
  Associates, L.P.
  Beaverton, OR
United-Pennsylvanian,    (a)        217,000      4,191,327     540,122       219,385       4,729,064       4,948,449     2,180,608
  L.P.
  Erie, PA
2051 Grand               (a)         31,500      5,221,117      47,691        33,885       5,266,423       5,300,308     1,388,909
  Concourse
  Associates, L.P.
  Bronx, NY
Concourse Artists        (a)          5,750         16,100   2,278,151         8,135       2,291,866       2,300,001       586,151
  Housing
  Associates, L.P.
  Bronx, NY
Willoughby-Wycoff        (a)         17,000         47,600   6,126,180        19,386       6,171,394       6,190,780     1,597,269
  Housing
  Associates, L.P.
  Bronx, NY
Robin Housing            (a)         26,750         70,700   8,163,046        29,136       8,231,360       8,260,496     2,140,482
  Bronx, NY
Lund Hill                (a)        205,000      4,877,828     341,532       207,900       5,216,460       5,424,360       909,237
  Associates, L.P.
  Superior, WI

                            Life on which
 Year of                   Depreciation in
   Con-                     Latest Income
struction/       Date       Statement is
Renovation     Acquired     Computed (b)
- - ----------    ---------    ---------------
   1987      Sept. 1988       27.5
                              years

   1988      Sept. 1988       35 years

   1988      Dec. 1988        27.5
                              years

   1988      Dec. 1988        25 years

   1986      Nov. 1988        27.5
                              years

   1986      Nov. 1988        27.5
                              years

   1987      Nov. 1988        27.5
                              years

   1986      Nov. 1988        27.5
                              years

   1988      Jan. 1989        20 to
                              40 years

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 1996
                                   (Continued)

                                                                   Cost
                                                                Capitalized
                                          Initial Cost to      Subsequent to           Gross Amount at which
                                            Partnership         Acquisition:         Carried at Close of Period
                                   -------------------------                  ---------------------------------------
Subsidiary Partnership's Encum-                Buildings and                              Buildings and                Accumulated
 Residential Property    brances     Land      Improvements    Improvements     Land      Improvements       Total     Depreciation
- - ----------------------   -------   --------    -------------   ------------   --------    -------------   -----------  ------------
Tanglewood               (a)       114,932       5,233,022     68,453       117,832         5,298,575        5,416,407   1,377,963
  Apartments,
  L.P.
  Joplin, MO
Quality Hill             (a)       215,181       6,403,141    201,516       267,233         6,552,605        6,819,838   1,069,534
  Historic
  District-Phase
  II-A, L.P.
  Kansas City,
  MO
Penn Alto                (a)        60,000       2,731,082  8,899,416        93,905        11,596,593       11,690,498   2,353,148
  Associates,
  L.P.
  Altoona, PA
Sartain School           (a)         3,883       3,486,875    128,064         9,126         3,609,696        3,618,822     480,618
  Venture, L.P.
  Philadelphia,
  PA
                                 ---------      ----------  ---------     ---------        ----------       ----------   ---------
                               $10,938,090    $180,178,636$62,485,716   $11,804,469      $241,797,973     $253,602,442 $63,484,987
                                ==========     =========== ==========    ==========       ===========      ===========  ==========

                            Life on which
 Year of                   Depreciation in
   Con-                     Latest Income
struction/       Date       Statement is
Renovation     Acquired     Computed (b)
- - ----------    ---------    ---------------
  1988         Oct. 1988      27.5 years

  1988         Mar. 1989      40 years

  1989         June 1989      27.5 years

  1989         Aug. 1990      40 years

(a)    Properties are subject to mortgage notes as shown in Schedule III

(b) Since all properties were acquired as line method over the estimated useful lives determined by the Partnership date of acquisition.

(c) Furniture and fixtures, included in building and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 1996
                                   (Continued)

                                             Cost of Property and Equipment             Accumulated Depreciation
                                             ------------------------------             ------------------------

                                                                          Year Ended  March 15,
                                       -------------------------------------------------------------------------------------
                                             1996          1995          1994           1996          1995          1994
                                       ------------   ------------  ------------  -----------    -----------   -----------
Balance at beginning of period         $252,211,688   $251,711,775  $250,847,049  $54,706,727    $46,075,052   $37,306,213
Additions during period:
  Improvements                            1,397,540      1,107,848       908,275
  Depreciation expense                                                              8,785,046      8,793,783     8,775,531
Reductions during period:
  Dispositions                                6,786        607,935        43,549        6,786        162,108         6,692
                                       -------------- ------------- ------------  -------------  ------------  -------------
Balance at end of period               $253,602,442   $252,211,688  $251,711,775  $63,484,987    $54,706,727   $46,075,052
                                        ===========    ===========   ===========   ==========     ==========    ==========


At the time the local partnerships were acquired by Liberty Tax Credit Plus Limited Partnership, the entire purchase price paid by Liberty Tax Credit Plus Limited Partnership was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.

                          LIBERTY TAX CREDIT PLUS L.P.

                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  Encumbrances - Mortgage Loans on Real Estate
                                 MARCH 15, 1996

                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                                   Loans Subject
                                               Final          Periodic                                             to Delinquent
                                  Interest   Maturity         Payment     Prior    Face Amount   Carrying Amount    Principal or
A.  Mortgage Loan(s)               Rate(s)    Date(s)          Terms      Liens   of Mortgages     of Mortgages       Interest
- - --------------------              --------   --------         --------    -----   ------------   ---------------    -------------
B & C Housing Associates, L.P.     10.25%   July 2027         Monthly     None   $   5,797,500   $   5,620,727         None
  Tulsa, OK
State Street 86 Associates, L.P.    9.00%   February 2013     Monthly     None      10,100,500       8,859,426         None
  Camden, NJ
Fox Glenn Investors, L.P.           8.50%   June 2022         Monthly     None       6,500,000       6,122,100         None
  Seat Pleasant, MD
Shiloh Grove L.P. (Mt Vernon)       7.50%   2017-2019         Monthly     None      12,406,974      10,881,414         None
  Columbus, OH                      6.00%   February 2003     Various     None       3,313,026       3,313,026         None
Silver Blue Lake Apartments Ltd.   10.25%   February 2002     Monthly     None       5,147,500       4,237,500         None
  Miami, FL
Lancaster Towers Associates,        7.00%-  March 2014        Monthly     None       2,847,000       2,462,857         None
  Ltd. (1)                          9.92%   August 2004       Monthly                                  331,808
  Lancaster, NY
West Kinney Associates, L.P.        7.30%   2015              Monthly     None       5,359,736       4,232,236         None
  Newark, NJ                       12.00%   December 2015     Monthly     None         601,912         601,912         None
Autumn Park Associates, L.P.       10.25%   July 2029         Monthly     None       4,755,700       3,936,535         None
  Wilsonville, OR
Regent Street Associates, L.P.      1.00%   July 2028         Annually    None       3,460,000       3,731,227         None
  Philadelphia, PA                 10.375%  March 2006        Monthly     None         750,000         659,197         None
Magnolia Arms Associates, Ltd.      5%      Feb 15, 2017    Semi-Annual   None       8,700,000       7,303,282         $7,303,282
  Jacksonville, FL                  9.5%
Greenleaf Associates, L.P.         10.25%   2028               Demand     None       4,533,000       4,453,250         $4,453,250
  Kansas City, MO
Alameda Towers Associates L.P.      9.25%   October 2003      Monthly     None       9,720,000       9,152,323         None
  San Juan, PR
Dixie Apartment Associates, Ltd.    9.00%   September 2002    Monthly     None       1,000,000         984,014         None
  Miami, FL

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                    SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  Encumbrances - Mortgage Loans on Real Estate
                               MARCH 15, 1996
                                   (Continued)

                                                                                                                       Principal
                                                                                                                       Amount of
                                                                                                                     Loans Subject
                                               Final          Periodic                                               to Delinquent
                                  Interest   Maturity         Payment       Prior    Face Amount   Carrying Amount    Principal or
A.  Mortgage Loan(s)               Rate(s)    Date(s)          Terms        Liens   of Mortgages     of Mortgages       Interest
- - --------------------              --------   --------         --------      -----   ------------   ---------------    -------------
Ludlam Gardens Apartments, Ltd.     9.00%    January 2002     Monthly         None      2,800,000       2,755,238       None
  Miami, FL
Grove Park Associates, L.P.        10.25%    October 2009     Monthly         None      6,380,700       5,546,059       None
  (Woodlawn)
  Chigaco, IL
2108 Bolton Drive Associates, L.P.  8.64%    March 1, 2006    Monthly         None      4,480,000       3,518,089       None
  Atlanta, GA
Apple Creek Housing Associates,     7.57%-   December 2026    Monthly and     None      7,568,744      10,232,818       None
  Ltd.(1)                           9.50%                     Semi-annually
  Arvada, CO
Redwood Villa Associates            0%       July 2018        At Maturity     None      2,104,820       2,104,820       None
  San Diego, CA                     9.50%    September 2018   Monthly         None      2,077,915       1,305,556       None
                                    3.00%    December 2006    At Maturity     None        380,000         437,000       None
                                    3.00%    June 2008        At Maturity     None        128,467         210,287       None
Charles Drew Court Associates, L.P. 9.00%    2004             Monthly         None      4,770,000       4,481,036       None
  Atlantic City, NJ
Walnut Park Plaza Associates, L.P.  9.375%   October 2018     Semi-annually   None      6,415,000       6,415,000       6,415,000
  Philadelphia, PA                  9.375%   October 2004     Semi-annually   None      1,585,000       1,400,000       1,400,000
Bayridge Associates, L.P.          10.25%    March 2001       Monthly         None      6,150,000       6,087,853       None
  Beaverton, OR
United-Pennsylvanian, L.P.          9.00%    March 2018       Monthly         None      2,655,000       2,340,467       None
  Erie, PA                          8.05%    December 2003    At Maturity     None      1,329,678       1,329,678       None
                                             (or sale)
2051 Grand Concourse Associates,    8.94%    August 2018      Monthly         None      4,031,134       4,159,556       None
  L.P.
  Bronx, NY
Concourse Artists Housing           1.00%-   July 2018        Monthly         None      1,702,997       1,610,469       None
  Associates, L.P.                 10.25%    2029
  Bronx, NY

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                    SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  Encumbrances - Mortgage Loans on Real Estate
                               MARCH 15, 1996
                                   (Continued)

                                                                                                                       Principal
                                                                                                                       Amount of
                                                                                                                     Loans Subject
                                               Final          Periodic                                               to Delinquent
                                  Interest   Maturity         Payment       Prior    Face Amount   Carrying Amount    Principal or
A.  Mortgage Loan(s)               Rate(s)    Date(s)          Terms        Liens   of Mortgages     of Mortgages       Interest
- - --------------------              --------   --------         --------      -----   ------------   ---------------    -------------
Robin Housing                       1.00%-     July 2018        Monthly       None         5,758,700       5,514,245    None
   Bronx, NY                       10.25%      2029
Willoughby-Wycoff Housing           1.00%      July 2018        Monthly       None         4,490,744       4,235,673    None
  Associates, L.P.                 10.25%      2029
  Bronx, NY
Lund Hill Associates, L.P.          6.75%      December 2018    Monthly       None         3,389,401       2,874,865    None
  Superior, WI                      8.25%      November 2018    Monthly       None           759,759         943,720    None
Tanglewood Apartments, L.P.         8.25%      June 2020        Monthly       None         3,650,000       3,459,068    None
  Joplin, MO
Quality Hill Historic               9.14%-     December 2005    At Maturity   None           500,000         866,378    None
  District-Phase II-A, L.P.        10.00%
  Kansas City, MO                   6.61%      March 2020       Monthly       None           578,892         536,033    None
                                    5.00%      May-Dec 2005     At Maturity   None           735,000         735,000    None
                                    -          June 2021        Maturity      None           960,000         685,715    None
                                    9.50%      January 2006     Monthly       None           565,000         546,393    None
Penn Alto Associates, L.P.          9.52%      January 2006     Monthly       None         5,550,000       5,209,939    None
  Altoona, PA
Sartain School Venture, L.P.        7.35%      2015             Monthly       None           219,734         204,022    None
  Philadelphia, PA                  -          2015             At Maturity   None           363,000         363,000    None
                                    8.09%      2030             At Maturity   None         1,400,000       1,400,000    None
                                                                                          ----------      ----------
                                                                                        $168,472,533    $158,390,811
                                                                                        ============    ============

(1)     Reflects more than one mortgage.
(2)     Interest is charged at the lender's commercial base rate plus 2%.