Form 10-Q
period 1996-06-15
LIBERTY TAX CREDIT PLUS LP
filed 1996-07-30
CIK 818020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 1996

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission File Number 33-15479

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                    13-2641866
- - ---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

625 Madison Avenue, New York, New York                                     10022
- - ----------------------------------------                             -----------
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

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              June 15,         March 15,
                                                                                1996              1996
                                                                              --------         ---------
                                     ASSETS

Property and equipment, at cost, net of accumulated depreciation
   of $65,678,281 and $63,484,987, respectively                               $188,209,133      $190,117,455
Cash and cash equivalents                                                        2,673,502         2,780,280
Cash held in escrow                                                              9,197,186         9,493,952
Accounts receivable - tenants                                                      614,709           527,513
Deferred costs - net of accumulated amortization of $3,494,836
   and $3,520,961, respectively                                                  3,908,346         3,811,548
Other assets                                                                     1,610,711         1,607,470
                                                                              ------------      ------------
   Total assets                                                               $206,213,587      $208,338,218
                                                                              ============      ============
                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Mortgage notes payable                                                        $158,782,727      $158,390,811
   Accounts payable and other liabilities                                        7,729,098         7,413,973
   Due to local general partners and affiliates                                 13,627,329        13,458,747
   Due to general partners and affiliates                                        1,745,975         2,381,554
   Due to selling partners                                                         922,023           994,583
                                                                              ------------      ------------

   Total liabilities                                                           182,807,152       182,639,668
                                                                              ------------      ------------
Minority interest                                                                6,910,639         7,133,812
                                                                              ------------      ------------
Commitments and contingencies (Note 4)

Partners' capital:
Limited partners (15,987.5 BACs issued and outstanding)                         17,060,682        19,108,935
   General partners                                                               (564,886)         (544,197)
                                                                              ------------      ------------
   Total partners' capital                                                      16,495,796        18,564,738
                                                                              ------------      ------------
   Total liabilities and partners' capital                                    $206,213,587      $208,338,218
                                                                              ============      ============


See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                       June 15,
                                                                              -------------------------------
                                                                                   1996              1995*
                                                                              ------------       ------------
Revenues
   Rental income                                                              $  8,341,970       $  8,265,632
   Other                                                                           294,371            478,693
                                                                              ------------       ------------

                                                                                 8,636,341          8,744,325
                                                                              ------------       ------------
Expenses
   General and administrative                                                    1,374,500          1,256,161
   General and administrative-
     related parties (Note 2)                                                      417,574            466,554
   Repairs and maintenance                                                       1,553,783          1,436,011
   Operating and other                                                           1,108,648          1,164,352
   Real estate taxes                                                               363,138            395,199
   Insurance                                                                       336,916            335,497
   Interest                                                                      3,345,000          3,463,867
   Depreciation and amortization                                                 2,291,735          2,376,715
                                                                              ------------       ------------

                                                                                10,791,294         10,894,356
                                                                              ------------       ------------

Minority interest in loss of subsidiaries                                           86,011            103,506
                                                                              ------------       ------------

Net loss                                                                        (2,068,942)        (2,046,525)
                                                                              ============       ============

Number of BAC's outstanding                                                       15,987.5           15,987.5
                                                                              ============       ============

Net loss-limited partners                                                     $ (2,048,253)      $ (2,026,060)
                                                                              ============       ============

Net loss per BAC                                                              $    (128.12)      $    (126.73)
                                                                              ============       ============



*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)



                                                               Total        Limited Partners  General Partners
                                                            -----------     ----------------  ----------------

Partners' capital - March 16, 1996                          $18,564,738        $19,108,935       $(544,197)
Net loss, three months ended June 15, 1996                   (2,068,942)        (2,048,253)        (20,689)
                                                            -----------        -----------       ---------
Partners' capital - June 15, 1996                           $16,495,796        $17,060,682       $(564,886)
                                                            ===========        ===========       =========

























See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                          June 15,
                                                                               -----------------------------
                                                                                  1996             1995
                                                                               -----------       -----------
Cash flows (used in) provided by operating activities:

   Net loss                                                                    $(2,068,942)      $(2,046,525)

   Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
   Depreciation and amortization                                                 2,291,735         2,376,715
   Minority interest in loss of subsidiaries                                       (86,011)         (103,506)
   Increase in accounts receivable-tenants                                         (87,196)          (18,737)
   Increase in other assets                                                         (3,241)          (54,968)
   Increase in accounts payable and other liabilities                              315,124         1,075,039
   (Decrease) increase in due to general partners and affiliates                  (635,579)          139,196
   Decrease (increase) in cash held in escrow                                      247,999          (462,854)
                                                                               -----------       -----------
   Net cash (used in) provided by operating activities                             (26,111)          904,360
                                                                               -----------       -----------

Cash flows used in investing activities:

   Increase in deferred costs                                                            0           (17,500)
   Decrease (increase) in cash held in escrow                                       48,767          (366,021)
   Acquisition of property and equipment                                          (284,972)         (186,327)
                                                                               -----------       -----------

   Net cash used in investing activities                                          (236,205)         (569,848)
                                                                               -----------       -----------

Cash flows provided by (used in) financing activities:

   Increase in deferred costs                                                     (195,239)                0
   Decrease in due to selling partners                                             (72,560)                0
   Proceeds from mortgage notes                                                  4,480,000                 0
   Repayments of mortgage notes                                                 (4,088,083)         (522,295)
   Increase in due to local general partners and affiliates                        269,104           239,814
   Decrease in due to local general partners and affiliates                       (100,522)          (12,026)
   Decrease in capitalization of consolidated subsidiaries
     attributable to minority interest                                            (137,162)          (27,146)
                                                                               -----------       -----------

   Net cash provided by (used in) financing activities                             155,538          (321,653)
                                                                               -----------       -----------

Net (decrease) increase in cash and cash equivalents                              (106,778)           12,859

Cash and cash equivalents at beginning of period                                 2,780,280         2,928,833
                                                                               -----------       -----------

Cash and cash equivalents at end of period                                     $ 2,673,502       $ 2,941,692
                                                                               ===========       ===========

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 15, 1996
                                   (Unaudited)

NOTE 1  -     General

              The consolidated financial statements include the accounts of the Partnership and 31 subsidiary partnerships ("subsidiary partnerships" or Local Partnerships) in which the Partnership is a limited partner. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

              The Partnership's fiscal quarter ends on June 15. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 15.

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 16, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 15, 1996, the Partnership has not recorded and provisions for loss in impairment of assets or reduction to estimated fair value.

              In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 1996 and the results of operations and cash flows for the three months ended June 15, 1996 and 1995. However, the operating results for the three months ended June 15, 1996 may not be indicative of the results for the year.

              Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1996.

              Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

              Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $67,000 and $51,000 for the three months ended June 15, 1996 and 1995, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 15, 1996
                                   (Unaudited)

NOTE 2  -     Related Party Transactions

              An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

              The General Partners and their affiliates perform services for the Partnership. The costs incurred for the three months ended June 15, 1996 and 1995 are as follows:

                                                  Three Months Ended
                                                       June 15,
                                                  ------------------
                                                    1996     1995*
                                                  -------   -------
          Partnership management fees (a)         $ 50,000  $ 81,500
          Expense reimbursement (b)                 47,325    72,495
          Property management fees (c)             300,249   296,559
          Local administrative fee (d)              20,000    16,000
                                                  --------  --------

                                                  $417,574  $466,554
                                                  ========  ========

          *Reclassified for comparative purposes.

              (a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the general partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $900,000 and $850,000 were accrued and unpaid as of June 15, 1996 and March 15, 1996, respectively.

              (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $219,000 and $172,000 were accrued and unpaid as of June 15, 1996 and March 15, 1996, respectively.

              The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

              (c) Property management fees incurred by subsidiary partnerships amounted to $460,386 and $444,453 for the three months ended June 15, 1996, and 1995, respectively. Of these fees $280,122 and $278,296 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $20,127 and $18,263 were incurred to affiliates of the Partnership.

              (d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 15, 1996
                                   (Unaudited)

NOTE 3 -      Mortgage Notes Payable

              In March 1996, 2108 Bolton Drive Associates, L.P. ("2108") refinanced its mortgage payable of approximately $3,500,000. The new mortgage note in the amount of $4,480,000 paid off the former mortgage note and approximately $900,000 of debt due to an affiliate of the Partnership. The mortgage bears interest at the rate of 8.64% per annum and is payable in monthly installments of $36,105 which includes principal and interest through March 2006, when the remaining principal balance of approximately $3,700,000 will be due.


NOTE 4 -      Commitments and Contingencies

               The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1996.

                  2108 Bolton Drive Associates, L.P.
                  ----------------------------------

                  2108 Bolton Drive Associates, L.P. ("2108"), has experienced recurring operating losses and had a working capital deficit at December 31, 1995. The auditors for this subsidiary partnership modified their report on the 1995 and 1994 Fiscal Year financial statements due to the uncertainty of the subsidiary partnership's ability to continue as a going concern. In March 1996, 2108 refinanced its mortgage payable of approximately $3,500,000 (see Note 3 above). The Partnership's investment in 2108 at June 15, 1996 and March 15, 1996 was approximately $1,961,000 and $2,204,000, respectively and the minority interest balance was approximately $1,692,000 and $1,695,000. 2108's net loss after minority interest amounted to approximately $242,000 and $188,000 for the three months ended June 15, 1996 and 1995, respectively.

                   Regent Street Associates, L.P.
                   -------------------------------

                   Regent Street Associates, L.P. ("Regent Street") has received from the Internal Revenue Service a notice of final partnership administrative adjustment. Pursuant to the notice the Internal Revenue Service has challenged the method in which the subsidiary partnership has allocated the below-market federal financing to its properties, which challenge, if successful, would result in the subsidiary partnership only being able to claim a 4% Low Income Housing Tax Credit rather than a 9% Low Income Housing Tax Credit. The Internal Revenue Service has also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. The general partners of the Regent Street subsidiary partnership have filed a petition for readjustment challenging each of the positions taken by the Internal Revenue Service. The Partnership's investment in Regent Street at June 15, 1996 and March 15, 1996 was approximately $1,099,000 and $1,153,000, respectively, and the minority interest balance was zero at each date. Regent Street's net loss after minority interest amounted to approximately $53,000 and $80,000 for the three months ended June 15, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- - -------------------------------

              The Partnership's capital has been invested in 31 Local Partnerships.

              The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the three months ended June 15, 1996 and 1995 such distributions amounted to approximately $32,000 and $80,000 respectively. Accordingly, the Related General Partner advanced funds totaling approximately $118,000 and $59,000 at June 15, 1996 and March 15, 1996 respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,119,000 and $1,022,000 were accrued and unpaid as of June 15, 1996 and March 15, 1996, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations, The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

              For the three months ended June 15, 1996, cash and cash equivalents of the Partnership and its 31 consolidated subsidiary partnerships decreased approximately $107,000. This decrease is primarily attributable to cash used in operating activities ($26,000), acquisition of property and equipment ($285,000), an increase in deferred costs ($195,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($137,000) which exceeded net proceeds from mortgage notes ($392,000) and a net increase in due to local general partners and affiliates ($169,000). Included in the adjustments to reconcile the net loss to cash used in the operating activities is depreciation and amortization in the amount of approximately $2,292,000.


              For a discussion of contingencies affecting certain Local Partnerships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

              Except as described above, management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 31 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations
- - ---------------------

                  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 16, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through June 15, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              Results of operations for the three months ended June 15, 1996 and 1995 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

              Rental income increased less than 1% for the three months ended June 15, 1996 as compared to the corresponding period in 1995 primarily due to annual rental rate increases.

              Other income decreased approximately $184,000 for the three months ended June 15, 1996 as compared to the corresponding period in 1995 primarily due to one Local Partnership being awarded a one time special grant for property improvements in 1995.

              Total expenses excluding general and administrative-related parties remained fairly consistent with a decrease of approximately 2% for the three months ended June 15, 1996 as compared to 1995.

              General and administrative expenses-related parties decreased approximately $49,000 for the three months ended June 15, 1996 as compared to the corresponding period in 1995 primarily due to decreases in partnership management fees and expense reimbursements.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings

              The litigation described in Note 4 to the financial statements contained in Part 1, Item I is incorporated herein by reference.

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K - None

              (a) Exhibits:

                  27       Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                                 By:    RELATED CREDIT PROPERTIES L.P.,
                                        a General Partner


                                 By:    RELATED CREDIT PROPERTIES INC.,
                                        a General Partner



Date:  July 29, 1996             By:   /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Vice President




Date:  July 29, 1996             By:   /s/ Lawrence J. Lipton
                                       ----------------------
                                       Lawrence J. Lipton,
                                       Treasurer (principal financial and
                                       accounting officer) of Related Credit
                                       Properties, Inc.

                                and

                                 By:    LIBERTY G.P. INC.,
                                        a General Partner



Date:  July 29, 1996             By:   /s/ Paul L. Abbott
                                       ------------------
                                       Paul L. Abbott,
                                       Chairman of the Board, President,
                                       Chief Operating Officer and Director