Form 10-Q
period 1996-09-15
LIBERTY TAX CREDIT PLUS LP
filed 1996-10-30
CIK 818020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the quarterly period ended September 15, 1996


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                 13-2641866
---------------------------------------     ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

 625 Madison Avenue, New York, New York                                 10022
----------------------------------------                               --------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [_]

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                   September 15,      March 15,
                                                                        1996            1996
                                                                   -------------    -------------
                               ASSETS

Property and equipment, at cost, net of accumulated depreciation
   of $67,868,637 and $63,484,987, respectively                    $ 186,126,090    $ 190,117,455
Cash and cash equivalents                                              2,642,999        2,780,280
Cash held in escrow                                                    9,512,909        9,493,952
Accounts receivable - tenants                                            525,950          527,513
Deferred costs - net of accumulated amortization of $3,556,130
   and $3,520,961, respectively                                        3,813,966        3,811,548
Other assets                                                           1,446,895        1,607,470
                                                                   -------------    -------------
   Total assets                                                    $ 204,068,809    $ 208,338,218
                                                                   =============    =============

                  LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                                          $ 158,521,502    $ 158,390,811
   Accounts payable and other liabilities                              7,684,312        7,413,973
   Due to local general partners and affiliates                       13,739,443       13,458,747
   Due to general partners and affiliates                              1,816,434        2,381,554
   Due to selling partners                                               922,023          994,583
                                                                   -------------    -------------
   Total liabilities                                                 182,683,714      182,639,668
                                                                   -------------    -------------
Minority interest                                                      6,485,166        7,133,812
                                                                   -------------    -------------

Commitments and contingencies (Note 4)

Partners' capital:
   Limited partners (15,987.5 BACs issued and outstanding)            15,480,774       19,108,935
   General partners                                                     (580,845)        (544,197)
                                                                   -------------    -------------
   Total partners' capital                                            14,899,929       18,564,738
                                                                   -------------    -------------
   Total liabilities and partners' capital                         $ 204,068,809    $ 208,338,218
                                                                   =============    =============



See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended              Six Months Ended
                                                     September 15,                  September 15,
                                            ----------------------------    ----------------------------
                                                1996            1995*           1996            1995*
                                            ------------    ------------    ------------    ------------
Revenues

   Rental income                            $  8,374,900    $  8,251,497    $ 16,716,870    $ 16,517,129
   Other                                         436,275         409,558         730,646         888,251
                                            ------------    ------------    ------------    ------------

                                               8,811,175       8,661,055      17,447,516      17,405,380
                                            ------------    ------------    ------------    ------------
Expenses

   General and administrative                  1,193,625       1,192,424       2,568,125       2,448,585
   General and administrative-
     related parties (Note 2)                    392,618         430,877         810,192         897,431
   Repairs and maintenance                     1,549,619       1,214,464       3,103,402       2,650,475
   Operating and other                         1,027,822         944,898       2,136,470       2,109,250
   Real estate taxes                             435,991         446,133         799,129         841,332
   Insurance                                     350,314         334,038         687,230         669,535
   Interest                                    3,300,570       3,391,242       6,645,570       6,855,109
   Depreciation and amortization               2,251,652       2,371,504       4,543,387       4,748,219
                                            ------------    ------------    ------------    ------------

                                              10,502,211      10,325,580      21,293,505      21,219,936
                                            ------------    ------------    ------------    ------------

Minority interest in loss of subsidiaries         95,169         146,885         181,180         250,391
                                            ------------    ------------    ------------    ------------

Net loss                                      (1,595,867)     (1,517,640)     (3,664,809)     (3,564,165)
                                            ============    ============    ============    ============


Net loss-limited partners                   $ (1,579,908)   $ (1,502,463)   $ (3,628,161)   $ (3,528,523)
                                            ============    ============    ============    ============


Number of BAC's outstanding                     15,987.5        15,987.5        15,987.5        15,987.5
                                            ============    ============    ============    ============


Net loss per BAC                            $     (98.82)   $     (93.98)   $    (226.94)   $    (220.71)
                                            ============    ============    ============    ============


*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)

                                                       Total        Limited Partners   General Partners
                                                   ------------     ----------------   ----------------

Partners' capital - March 16, 1996                  $18,564,738        $19,108,935        $ (544,197)

Net loss, six months ended September 15, 1996        (3,664,809)        (3,628,161)          (36,648)
                                                    -----------        -----------        ----------

Partners' capital - September 15, 1996              $14,899,929        $15,480,774        $ (580,845)
                                                    ===========        ===========        ==========



See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                     September 15,
                                                                              --------------------------
                                                                                 1996           1995
                                                                              -----------    -----------
Cash flows provided by operating activities:

   Net loss                                                                   $(3,664,809)   $(3,564,165)

   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                4,543,387      4,748,219
   Minority interest in loss of subsidiaries                                     (181,180)      (250,391)
   Decrease (increase) in accounts receivable-tenants                               1,563        (54,496)
   Decrease (increase) in other assets                                            160,575       (181,555)
   Increase in accounts payable and other liabilities                             270,340      1,804,750
   (Decrease) increase in due to general partners and affiliates                 (565,120)       325,028
   Decrease (increase) in cash held in escrow                                      82,500       (952,146)
                                                                              -----------    -----------

   Net cash provided by operating activities                                      647,256      1,875,244
                                                                              -----------    -----------

Cash flows used in investing activities:

   Increase in deferred costs                                                           0        (17,500)
   Increase in cash held in escrow                                               (101,457)      (410,971)
   Acquisition of property and equipment                                         (392,286)      (332,119)
                                                                              -----------    -----------

   Net cash used in investing activities                                         (493,743)      (760,590)
                                                                              -----------    -----------

Cash flows used in financing activities:

   Increase in deferred costs                                                    (162,155)             0
   Decrease in due to selling partners                                            (72,560)       (18,540)
   Proceeds from mortgage notes                                                 4,480,000              0
   Repayments of mortgage notes                                                (4,349,309)    (1,223,774)
   Increase in due to local general partners and affiliates                       423,935        410,897
   Decrease in due to local general partners and affiliates                      (143,239)       (27,739)
   Decrease in capitalization of consolidated subsidiaries
     attributable to minority interest                                           (467,466)      (158,427)
                                                                              -----------    -----------

   Net cash used in financing activities                                         (290,794)    (1,017,683)
                                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents                             (137,281)        96,971

Cash and cash equivalents at beginning of period                                2,780,280      2,928,833
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $ 2,642,999    $ 3,025,804
                                                                              ===========    ===========


See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 15, 1996
                                   (Unaudited)

NOTE 1  -     General

              The consolidated financial statements include the accounts of the Partnership and 31 subsidiary partnerships ("subsidiary partnerships" or Local Partnerships) in which the Partnership is a limited partner. Through the rights of the Partnership and/or the General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

              The Partnership's fiscal quarter ends on September 15. All subsidiary partnerships have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 15.

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

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through September 15, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 1996, the results of operations for the three and six months ended September 15, 1996 and 1995 and cash flows for the six months ended September 15, 1996 and 1995. However, the operating results for the six months ended September 15, 1996 may not be indicative of the results for the year.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 15, 1996
                                   (Unaudited)

NOTE 1  -     General (continued)

              Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $30,000 and $97,000, and $50,000 and $101,000 for the three and six months ended September 15, 1996 and 1995, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


NOTE 2  -     Related Party Transactions

              An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

              The General Partners and their affiliates perform services for the Partnership. The costs incurred for the three and six months ended September 15, 1996 and 1995 are as follows:

                                             Three Months Ended      Six Months Ended
                                                September 15,          September 15,
                                             -------------------   -------------------
                                               1996       1995*      1996       1995*
                                             --------   --------   --------   --------
              Partnership management
                fees (a)                     $ 50,000   $ 81,500   $100,000   $163,000
              Expense reimbursement (b)        24,251     40,587     71,576    113,082
              Property management fees (c)    297,367    292,790    597,616    589,349
              Local administrative fee (d)     21,000     16,000     41,000     32,000
                                             --------   --------   --------   --------
                                             $392,618   $430,877   $810,192   $897,431
                                             ========   ========   ========   ========

              *Reclassified for comparative purposes

                  (a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the general partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $950,000 and $850,000 were accrued and unpaid as of September 15, 1996 and March 15, 1996, respectively.

                  (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $244,000 and $172,000 were accrued and unpaid as of September 15, 1996 and March 15, 1996, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 15, 1996
                                   (Unaudited)

NOTE 2  -     Related Party Transactions (continued)

                      The General Partners have continued advancing and allowing the accrual without payment of these amounts set forth in (a) and (b) but are under no obligation to do so.

                  (c) Property management fees incurred by subsidiary partnerships amounted to $456,491 and $916,877, and $436,421 and $880,874 for the three and six months ended September 15, 1996, and 1995, respectively. Of these fees $277,239 and $557,361, and $274,526 and $552,822 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $20,128 and $40,255, and $18,264 and $36,527 were incurred to affiliates of the Partnership.

                  (d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


NOTE 3 -      Mortgage Notes Payable

              On March 18, 1996, 2108 Bolton Drive Associates, L.P. ("2108") refinanced its mortgage payable of approximately $3,500,000. The new mortgage note in the amount of $4,480,000 paid off the former mortgage note and approximately $900,000 of debt due to an affiliate of the Partnership. The mortgage bears interest at the rate of 8.64% per annum and is payable in monthly installments of $36,105 which includes principal and interest through March 2006, when the remaining principal balance of approximately $3,700,000 will be due.


NOTE 4 -      Commitments and Contingencies

              The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1996.

              2108 Bolton Drive Associates, L.P.
              ----------------------------------

              2108 Bolton Drive Associates, L.P. ("2108"), has experienced recurring operating losses and had a working capital deficit at December 31, 1995. The auditors for 2108 modified their report on the 1995 and 1994 Fiscal Year financial statements due to the uncertainty of 2108's ability to continue as a going concern. On March 18, 1996, 2108 refinanced its mortgage payable of approximately $3,500,000 (see Note 3 above). The Partnership's investment in 2108 at September 15, 1996 and March 15, 1996 was approximately $1,854,000 and $2,204,000, respectively and the minority interest balance was approximately $1,692,000 and $1,695,000. 2108's net loss after minority interest amounted to approximately $107,000 and $349,000 and $241,000 and $429,000 for the three and six months ended September 15, 1996 and 1995, respectively.

              Regent Street Associates, L.P.
              ------------------------------

              Regent Street Associates, L.P. ("Regent Street") has received from the Internal Revenue Service a notice of final partnership administrative adjustment. Pursuant to the notice the Internal Revenue Service has challenged the method in which Regent Street has allocated the below-market federal financing to its properties, which challenge, if successful, would result in Regent Street only being able to claim a 4% Low Income Housing

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 15, 1996
                                   (Unaudited)

NOTE 4 -      Commitments and Contingencies (continued)

Tax Credit rather than a 9% Low Income Housing Tax Credit. The Internal Revenue Service has also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. The general partners of the Regent Street subsidiary partnership have filed a petition in the United States Tax Court for readjustment challenging each of the positions taken by the Internal Revenue Service. The Partnership's investment in Regent Street at September 15, 1996 and March 15, 1996 was approximately $1,024,000 and $1,153,000, respectively, and the minority interest balance was zero at each date. Regent Street's net loss after minority interest amounted to approximately $76,000 and $129,000 and $59,000 and $139,000 for the three and six months ended September 15, 1996 and 1995, respectively.

              Greenleaf Associates, L.P.
              --------------------------

              Greenleaf Associates, L.P. ("Greenleaf"), a subsidiary partnership had not made its monthly mortgage payments when due. Pursuant to the terms of the mortgage note, Greenleaf's failure to make the required payments when due, constituted an event of default. As a result of the default, the mortgagee could have demanded full payment of the mortgage loan balance ($4,453,250 at December 31, 1995) and exercised the other remedies of a secured party under the Uniform Commercial Code including taking possession of the collateral (the project) and selling or otherwise disposing of the project. However, as of September 15, 1996, these payments have been made and the mortgage is current.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

              The Partnership's capital has been invested in 31 Local Partnerships.

              The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the six months ended September 15, 1996 and 1995 such distributions amounted to approximately $84,000 and $89,000 respectively. Accordingly, the Related General Partner advanced funds totaling approximately $118,000 and $59,000 at September 15, 1996 and March 15, 1996 respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,194,000 and $1,022,000 were accrued and unpaid as of September 15, 1996 and March 15, 1996, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations, The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

              For the six months ended September 15, 1996, cash and cash equivalents of the Partnership and its 31 consolidated subsidiary partnerships decreased approximately ($137,000). This decrease is attributable to acquisition of property and equipment ($392,000), an increase in cash held in escrow for investing activities ($101,000), an increase in deferred costs ($162,000), a decrease in due to selling partners ($73,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($467,000) which exceeded cash provided by operating activities ($647,000), net proceeds from mortgage notes ($131,000) and a net increase in due to local general partners and affiliates ($281,000). Included in the adjustments to reconcile the net loss to cash provided by the operating activities is depreciation and amortization in the amount of approximately $4,543,000.

              For a discussion of contingencies affecting certain Local Partnerships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the credit period.

              Except as described above, management is not aware of any other trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 31 Local Partnerships, all of which fully have their tax credits in place (see Note 4 to the financial statements with respect to Regent Street Associates L.P.). The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations
---------------------

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

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through September 15, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              Results of operations for the three and six months ended September 15, 1996 and 1995 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

              Rental income increased approximately 1% for both the three and six months ended September 15, 1996 as compared to the corresponding periods in 1995 primarily due to annual rental rate increases.

              Other income decreased approximately $158,000 for the six months ended September 15, 1996 as compared to the corresponding period in 1995 primarily due to one Local Partnership being awarded a one time special grant for property improvements during the first quarter of 1995.

              Total expenses excluding general and administrative-related parties and repairs and maintenance remained fairly consistent with decreases of 1% and 2% for the three and six months ended September 15, 1996 as compared to 1995.

              General and administrative expenses-related parties decreased approximately $38,000 and $87,000 for the three and six months ended September 15, 1996 as compared to the corresponding periods in 1995 primarily due to decreases in partnership management fees and expense reimbursements.

              Repairs and maintenance increased approximately $335,000 and $453,000 for the three and six months ended September 15, 1996 as compared to the corresponding periods in 1995. This is primarily due to increases at seven Local Partnerships. There was an increase at one Local Partnership due to damage caused by high winds. Another Local Partnership installed a fence and new entry doors. There was an increase in expenses at a third Local Partnership primarily due to roof and concrete repairs as well as carpeting and cabinet replacement. A fourth Local Partnership replaced carpeting. There was an increase at a fifth Local Partnership due to painting and roof repairs. A sixth Local Partnership installed a security system, perimeter fencing, as well as made repairs to a community room. The increase at the seventh Local Partnership wa primarily due to carpet replacement as well as repairs to the exterior of the building.

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


                          LIBERTY TAX CREDIT PLUS L.P.
                                  (Registrant)


                              By:    RELATED CREDIT PROPERTIES L.P.,
                                     a General Partner


                              By:    RELATED CREDIT PROPERTIES INC.,
                                     a General Partner



Date:  October 29, 1996       By:   /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Vice President (Principal Financial Officer)



Date:  October 29, 1996       By:   /s/ Richard A. Palermo
                                    -----------------------
                                    Richard A. Palermo
                                    Treasurer (Principal Accounting Officer)


                              and

                              By:    LIBERTY G.P. INC.,
                                     a General Partner



Date:  October 29, 1996       By:   /s/ Paul L. Abbott
                                    ------------------
                                    Paul L. Abbott,
                                    Chairman of the Board, President,
                                    Chief Operating Officer and Director