Form 10-Q
period 1996-12-15
LIBERTY TAX CREDIT PLUS LP
filed 1997-01-29
CIK 818020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 --- THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 15, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR
 --- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)

        Delaware                                         13-2641866
-------------------------------                       -----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


625 Madison Avenue, New York, New York                      10022
--------------------------------------                   ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212)421-5333

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No ____

                         PART I - Financial Information

Item 1. Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                              ==========================
                                              December 15,    March 15,
                                                  1996          1996
                                              ------------    ----------
ASSETS
Property and equipment, at cost,
   net of accumulated depreciation
   of $70,061,838 and $63,484,987,
   respectively                              $184,082,280  $190,117,455
Cash and cash equivalents                       2,625,849     2,780,280
Cash held in escrow                             9,407,329     9,493,952
Accounts receivable - tenants                     469,642       527,513
Deferred costs - net of accumulated
   amortization of $3,626,547
   and $3,520,961, respectively                 3,743,642     3,811,548
Other assets                                    1,689,756     1,607,470
                                             ------------  ------------
   Total assets                              $202,018,498  $208,338,218
                                             ============  ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage notes payable                    $158,007,404  $158,390,811
   Accounts payable and other
    liabilities                                 7,933,692     7,413,973
   Due to local general partners and
    affiliates                                 13,947,023    13,458,747
   Due to general partners and
    affiliates                                  1,938,932     2,381,554
   Due to selling partners                        922,023       994,583
                                             ------------  ------------
   Total liabilities                          182,749,074   182,639,668
                                             ------------  ------------

Minority interest                               6,154,818     7,133,812
                                             ------------  ------------

Commitments and contingencies (Note 4)

Partners' capital:
   Limited partners (15,987.5 BACs
    issued and outstanding)                    13,713,304    19,108,935
   General partners                              (598,698)     (544,197)
                                             ------------  ------------
   Total partners' capital                     13,114,606    18,564,738
                                             ------------  ------------
   Total liabilities and partners'
    capital                                  $202,018,498  $208,338,218
                                             ============  ============

           See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          ===================           =====================
                           Three Months Ended            Nine Months Ended
                             December 15,                    December 15,
                          -------------------           ---------------------
                            1996        1995*             1996         1995*
                          --------     -------           -------     ---------

Revenues
 Rental income            $ 8,403,160  $ 8,609,585    $25,120,030   $25,126,714
 Other                        332,624      334,587      1,063,270     1,222,838
                          -----------  -----------    -----------   -----------
                            8,735,784    8,944,172     26,183,300    26,349,552
                          -----------  -----------    -----------   -----------
Expenses
 General and
  administrative            1,547,893    1,597,586      4,116,018     4,046,171
 General and
  administrative-
  related parties
  (Note 2)                    410,171      437,739      1,220,363     1,335,170
 Repairs and
  maintenance               1,390,504    1,363,097      4,493,906     4,013,572
 Operating and
  other                       953,933      887,268      3,090,403     2,996,518
 Real estate taxes            390,658      401,266      1,189,787     1,242,598
 Insurance                    228,813      252,075        916,043       921,610
 Interest                   3,434,839    3,572,314     10,080,409    10,427,423
 Depreciation
  and
  amortization              2,263,618    2,381,216      6,807,005     7,129,435
                          -----------  -----------    -----------   -----------
                           10,620,429   10,892,561     31,913,934    32,112,497
                          -----------  -----------    -----------   -----------
Minority interest
 in loss of
 subsidiaries                  99,322       15,063        280,502       265,454
                          -----------  -----------    -----------   -----------
Net loss                  $(1,785,323) $(1,933,326)   $(5,450,132)  $(5,497,491)
                          ===========  ===========    ===========   ===========
Net loss-limited
 partners                 $(1,767,470) $(1,913,993)   $(5,395,631)  $(5,442,516)
                          ===========  ===========    ===========   ===========
Number of BAC's
 outstanding                 15,987.5     15,987.5       15,987.5      15,987.5
                          ===========  ===========    ===========   ===========
Net loss per
 BAC                       $  (110.55) $   (119.71)   $   (337.49)  $   (340.42)
                          ===========  ===========    ===========   ===========

*Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                        ---------------------------------------
                                                         Limited      General
                                             Total       Partners     Partners
                                        ---------------------------------------

Partners' capital -
 March 16, 1996                          $18,564,738   $19,108,935   $ (544,197)

Net loss, nine months
 ended December
 15, 1996                                (5,450,132)    (5,395,631)     (54,501)
                                        -----------    -----------   ----------
Partners' capital -
 December 15, 1996                      $13,114,606    $13,713,304   $ (598,698)
                                        ===========    ===========   ==========

           See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                 ========================
                                                    Nine Months Ended
                                                       December 15,
                                                 ------------------------
                                                    1996          1995
                                                 ---------      --------
Cash flows provided by operating activities:

   Net loss                                     $(5,450,132)  $(5,497,491)
   Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
   Depreciation and amortization                  6,807,005     7,129,435
   Minority interest in loss of
    subsidiaries                                   (280,502)     (265,454)
   Decrease (increase) in accounts
    receivable-tenants                               57,871       (31,354)
   Increase in other assets                         (82,286)     (429,697)
   Increase in accounts payable and
    other liabilities                               519,719     2,072,124
   (Decrease) increase in due to general
    partners and affiliates                        (442,622)      480,460
   Decrease in cash held in escrow                   15,164       231,688
                                                -----------   -----------
   Net cash provided by operating
    activities                                    1,144,217     3,689,711
                                                -----------   -----------

Cash flows used in investing activities:

   Increase in deferred costs                             0       (17,500)
   Decrease (increase) in cash held
    in escrow                                        71,459      (381,736)
   Acquisition of property and
    equipment                                      (541,676)     (553,600)
                                                -----------   -----------

   Net cash used in investing activities           (470,217)     (952,836)
                                                -----------   -----------

           See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                 ========================
                                                    Nine Months Ended
                                                       December 15,
                                                 ------------------------
                                                    1996          1995
                                                 ---------      --------
Cash flows used in financing activities:

   Increase in deferred costs                      (162,248)            0
   Decrease in due to selling partners              (72,560)      (18,540)
   Proceeds from mortgage notes                   4,480,000             0
   Repayments of mortgage notes                  (4,863,407)   (2,792,711)
   Increase in due to local general
    partners and affiliates                         650,982     1,222,712
   Decrease in due to local general
    partners and affiliates                        (162,706)     (168,497)
   Decrease in capitalization of
    consolidated subsidiaries
    attributable to minority interest              (698,492)     (183,386)
                                                -----------   -----------

   Net cash used in financing activities           (828,431)   (1,940,422)
                                                -----------   -----------

Net (decrease) increase in cash and
   cash equivalents                                (154,431)      796,453

Cash and cash equivalents at
   beginning of period                            2,780,280     2,928,833
                                                -----------   -----------

Cash and cash equivalents at
   end of period                                 $2,625,849    $3,725,286
                                                ===========   ===========

           See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1996
                                   (Unaudited)

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

The Partnership's fiscal quarter ends on December 15. All subsidiary partnerships have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 15.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through December 15, 1996, the Partnership has not recorded any

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1996
                                   (Unaudited)

Note 1 - General (continued)

provisions for loss on impairment of assets or reduction to estimated fair value.

In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 15, 1996, the results of operations for the three and nine months ended December 15, 1996 and 1995 and cash flows for the nine months ended December 15, 1996 and 1995. However, the operating results for the nine months ended December 15, 1996 may not be indicative of the results for the year.

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

Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $48,000 and $145,000, and $144,000 and $245,000 for the three and nine months ended December 15, 1996 and 1995, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the three and nine months ended December 15, 1996 and 1995 are as follows:

                               Three Months Ended     Nine Months Ended
                              --------------------   -------------------
                                  December 15,           December 15,
                              --------------------   -------------------
                                1996       1995*       1996        1995*
                              -------     -------     ------      ------
Partnership
 management
 fees (a)                   $  50,000   $  81,500    $  150,000  $  244,500
Expense
 reimburse-
 ment (b)                      45,477      48,008       117,053     161,090
Property
 management
 fees (c)                     294,694     292,231       892,310     881,580
Local adminis-
 trative fee (d)               20,000      16,000        61,000      48,000
                            ---------   ---------    ----------  ----------
                            $ 410,171   $ 437,739    $1,220,363  $1,335,170
                            =========   =========    ==========  ==========

*Reclassified for comparative purposes

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the general partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $1,000,000 and $850,000 were accrued and unpaid as of December 15, 1996 and March 15, 1996, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $289,000 and $172,000 were accrued and unpaid as of December 15, 1996 and March 15, 1996, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $440,878 and $1,357,755, and $477,714 and $1,358,588 for the three and nine months ended December 15, 1996, and 1995, respectively. Of these fees $274,567 and $831,928, and $273,967 and $826,789 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $20,127 and $60,382, and $18,264 and $54,791 were incurred to affiliates of the Partnership.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Notes Payable

On March 18, 1996, 2108 Bolton Drive Associates, L.P. ("2108") refinanced its mortgage payable which had a balance of approximately $3,500,000. The new mortgage note in the amount of $4,480,000 paid off the former mortgage note and approximately $900,000 of debt due to an affiliate of the Partnership. The mortgage bears interest at the rate of 8.64% per annum and is payable in monthly installments of $36,105 which includes principal and interest through March 2006, when the remaining principal balance of approximately $3,700,000 will be due.

Note 4 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1996.

2108 Bolton Drive Associates, L.P.
----------------------------------
2108 Bolton Drive Associates, L.P. ("2108"), has experienced recurring operating losses and had a working capital deficit at December 31, 1995. The auditors for 2108 modified their report on the 1995 and 1994 Fiscal Year financial statements due to the uncertainty of 2108's ability to continue as a going concern. On March 18, 1996, 2108 refinanced its mortgage payable of approximately $3,500,000 (see Note 3 above). The Partnership's invest-

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1996
                                   (Unaudited)

Note 4 - Commitments and Contingencies (continued)

ment in 2108 at December 15, 1996 and March 15, 1996 was approximately $1,674,000 and $2,204,000, respectively and the minority interest balance was approximately $1,690,000 and $1,695,000. 2108's net loss after minority interest amounted to approximately $181,000 and $530,000 and $299,000 and $728,000 for the three and nine months ended December 15, 1996 and 1995, respectively.

Regent Street Associates, L.P.
------------------------------
Regent Street Associates, L.P. ("Regent Street") has received from the Internal Revenue Service a notice of final partnership administrative adjustment. Pursuant to the notice the Internal Revenue Service has challenged the method in which Regent Street has allocated the below-market federal financing to its properties, which challenge, if successful, would result in Regent Street only being able to claim a 4% Low Income Housing Tax Credit rather than a 9% Low Income Housing Tax Credit. The Internal Revenue Service has also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. The general partners of the Regent Street subsidiary partnership have filed a petition in the United States Tax Court for readjustment challenging each of the positions taken by the Internal Revenue Service. The Partnership's investment in Regent Street at December 15, 1996 and March 15, 1996 was approximately $957,000 and $1,153,000, respectively, and the minority interest balance was zero at each date. Regent Street's net loss after minority interest amounted to approximately $67,000 and $196,000 and $83,000 and $222,000 for the three and nine months ended December 15, 1996 and 1995, respectively.

Greenleaf Associates, L.P.
--------------------------
Greenleaf Associates, L.P. ("Greenleaf"), a subsidiary partnership had not made its monthly mortgage payments when due. Pursuant to the terms of the mortgage note, Greenleaf's failure to make the required payments when due, constituted an event of default. As a result of the default, the mortgagee could have demanded full payment of the mortgage loan balance ($4,453,250 at December 31, 1995) and exercised the other remedies of a secured party under the Uniform Commercial Code including taking possession of the collateral (the project) and selling or otherwise disposing of the project. However, as of December 15, 1996, these payments have been made and the mortgage is current.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1996
                                   (Unaudited)

Note 4 - Commitments and Contingencies (continued)

         Walnut Park Plaza Associates
         ----------------------------
         Walnut Park Plaza Associates, ("Walnut Park") has sustained recurring losses from operations. At December 31, 1995, Walnut Park had not made certain payments required under the terms of the Bond Indenture and, as a result, is in default. In August, 1995, the Project's bonds payable were sold by the bondholder to E.A. Moos ("Moos"). On April 9, 1996, Walnut Park entered into an interim agreement with Moos which expired October 15, 1996 and was extended through the completion date of the year end audit and financial statements. The interim agreement primarily allows Moos to select an interim and permanent replacement property manager, to formulate a proposal to replace the General Partner, and to possibly restructure the indebtedness of the project. However, before Moos can proceed with what is described above, Moos must obtain the approval of the Partnership and/or the General Partner and therefore the Partnership continues to have a controlling financial interest in Walnut Park. Walnut Park's continued existence is dependent on the impact of the interim agreement and ultimately the resolution of the default of certain obligations under the terms of the Bond Indenture. Contingent upon the outcome of the interim agreement and of the status of the Bond Indenture default, Walnut Park may be unable to continue as a going concern in its present form. The Partnership's investment in Walnut Park at December 15, 1996 and March 15, 1996 was reduced to zero by prior years' losses and the minority interest balance amounted to approximately $440,000 and $442,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $64,000 and $193,000 and $26,000 and $136,000 for the three and nine months ended December 15, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's capital has been invested in 31 Local Partnerships.

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the nine months ended December 15, 1996 and 1995 such distributions amounted to approximately $88,000 and $126,000 respectively. Accordingly, the Related General Partner and affiliates advanced funds totaling approximately $118,000 and $59,000 at December 15, 1996 and March 15, 1996 respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,289,000 and $1,022,000 were accrued and unpaid as of December 15, 1996 and March 15, 1996, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

For the nine months ended December 15, 1996, cash and cash equivalents of the Partnership and its 31 consolidated subsidiary partnerships decreased approximately $154,000. This decrease is attributable to the acquisition of property and equipment ($542,000), an increase in deferred costs ($162,000), a decrease in due to selling partners ($73,000), net repayments of mortgage notes ($383,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($698,000) which exceeded cash provided by operating activities ($1,144,000), a decrease in cash held in escrow for investing activities ($72,000), and a net increase in due to local general partners and affiliates ($488,000). Included in the adjustments to reconcile the net loss to cash provided by the operating activities is depreciation and amortization in the amount of approximately $6,807,000.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through December 15, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

Results of operations for the three and nine months ended December 15, 1996 and 1995 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased approximately 2% and less than 1% for the three and nine months ended December 15, 1996 as compared to the corresponding periods in 1995 primarily due to a retroactive rent increase during the third quarter of 1995 at one Local Partnership and a decrease in rental assistance payments at another Local Partnership. Excluding these two Local Partnerships, rental income increased approximately 1% and 2% for the three and nine months ended December 15, 1996 as compared to 1995.

Other income decreased approximately $160,000 for the nine months ended December 15, 1996 as compared to the corresponding period in 1995 primarily due to a one time special grant for property improvements during the first quarter of 1995 at one Local Partnership.

Total expenses excluding repairs and maintenance remained fairly consistent with decreases of 3% and 2% for the three and nine months ended December 15, 1996 as compared to 1995.

Repairs and maintenance increased approximately $480,000 for the nine months ended December 15, 1996 as compared to the corresponding period in 1995 primarily due to increases at five Local Partnerships. There was an increase at one Local Partnership due to damage caused by high winds. Another Local Partnership installed a fence and new entry doors. There was an increase in expenses at a third Local Partnership primarily due to repairs to one unit that was damaged by fire. A fourth Local Partnership replaced carpeting as well as made repairs to the exterior of the building. The increase at the fifth Local Partnership was primarily due to balcony deck repairs as well as asphalt seal coating and stripping.

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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                          By: RELATED CREDIT PROPERTIES L.P.,
                              a General Partner

                          By: RELATED CREDIT PROPERTIES INC.,
                              a General Partner

Date:  January 28, 1997

                              By:/s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Vice President
                                (principal financial officer)

Date:  January 28, 1997

                              By:/s/ Richard A. Palermo
                                 ----------------------
                                 Richard A. Palermo,
                                 Treasurer
                                 (principal accounting officer)


                          By: LIBERTY G.P. INC.,
                              a General Partner

Date:  January 28, 1997

                              By:/s/ Paul L. Abbott
                              ---------------------
                                 Paul L. Abbott,
                                 Chairman of the Board, President,
                                 Chief Operating Officer and Director