Form 10-K
period 1997-03-15
LIBERTY TAX CREDIT PLUS LP
filed 1997-06-30
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 0-17015

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 15, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     13-3446500
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


625 Madison Avenue, New York, New York                                   10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial Assignment Certificates and Limited Partnership Interests (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

Index to exhibits may be found on page 117

                                     PART I

Item 1.       Business.

General
-------

              Liberty Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 26, 1987. The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP Inc. (formerly Shearson/Liberty G.P. Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties Inc., a Delaware corporation. The general partners of Liberty Associates are the Related General Partner and Liberty General Partner.

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

              The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships", "subsidiaries" or "subsidiary partnerships") which own leveraged low and moderate-income multifamily residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning Properties that are eligible for the historic rehabilitation tax credit ("Rehabilitation Projects"). The Partnership's investment in each Local Partnership represents 20% to 98% interest in each of the Local Partnerships. As of March 15, 1997, the Partnership had acquired interests in 31 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties, below.

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

              As of March 15, 1997, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. Cash distributions received from the Local Partnerships have been relatively immaterial. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales. Accordingly, at this time there can be no assurance that the Partnership will achieve each of its investment objectives.

              The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Competition
-----------

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

Employees
---------

              The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.       Properties.

              The Partnership has acquired an interest as a general partner in 31 Local Partnerships. Set forth below is a schedule of these Local Partnerships including certain information concerning the properties (the "Local Partnership Schedule"). Further information concerning those Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14, Schedule III.

              Except for the seven limited partnerships listed below, the following is the allocation of ownership percentage for each of the lower-tier partnerships:

              General Partner                                    1%
              Special Limited Partner                            1%
              Limited Partner -
                  Liberty Tax Credit Plus L.P.                  98%


                         General        Special         Liberty Tax         *Other
                        Partner(s)  Limited Partners  Credit Plus L.P.  Limited Partners
                        ----------  ----------------  ----------------  ----------------
Shiloh Grove                5%             1%               94%                0%
Concourse Artists           1%             1%               79%               19%
Grand Concourse             1%             1%               79%               19%
Robin Housing               1%             1%               79%               19%
Willoughby - Wyckoff        1%             1%               79%               19%
Penn Alto                   1%             1%            19.60%            78.40%
Sartain                     1%             1%            71.54%            26.46%

*  Affiliate of the Partnership with same management

                          Local Partnership Schedule


                                                                      % of Units Occupied
                                                                           at May 1,
                                                                  ----------------------------
Name and Location (Number of Units)               Date Acquired   1997  1996  1995  1994  1993
-----------------------------------               -------------   ----  ----  ----  ----  ----
B & C Housing Associates, L.P.                    December 1987    86    89    87    95    95
  Tulsa, OK (220)

State Street 86 Associates, L.P.                  February 1988    98    98   100    98   100
  Camden, NJ (200)

Fox Glenn Investors, L.P.                         March 1988       96    98    97    98    98
  Seat Pleasant, MD (172)

Shiloh-Grove L.P. (Mt. Vernon)                    February 1988    93    97    97    98    97
  Columbus, OH (394)

Silver Blue Lake Apartments, LTD                  February 1988    98    98   100    99    98
  Miami, FL (123)

Lancaster Towers Associates, LTD                  May 1988        100   100   100   100   100
  Lancaster, NY (157)

West Kinney Associates, L.P.                      June 1988        97    98    98   100    98
  Newark, NJ (114)



                    Local Partnership Schedule (Continued)

                                                                      % of Units Occupied
                                                                            at May 1,
                                                                  ----------------------------
Name and Location (Number of Units)               Date Acquired   1997  1996  1995  1994  1993
-----------------------------------               -------------   ----  ----  ----  ----  ----

Autumn Park Associates, L.P.                      June 1988        96    97    93    93    96
  Wilsonville, OR (144)

Regent Street Associates, L.P.                    June 1988       100    98    99    96    98
  Philadelphia, PA (80)

Magnolia Arms Associates, LTD                     July 1988        96    97    84    86    90
  Jacksonville, FL (232)

Greenleaf Associates, L.P.                        July 1988        95    97    98    98    96
  Kansas City, Mo (195)

Alameda Towers Associates, L.P.                   July 1988        99   100    98    98    92
  San Juan, PR (150)

Dixie Apartment Associates, LTD                   July 1988       100    93   100   100   100
  Miami, FL (29)

Ludlam Gardens Apartments, LTD                    July 1988       100    99    99    99   100
  Miami, FL (90)

Grove Parc Associates, L.P. (Woodlawn)            July 1988        98    99    98   100    99
  Chicago, IL (504)

2108 Bolton Drive Associates, L.P.                July 1988        99    95   100    82    33
  Atlanta, GA (358)

Apple Creek Housing Associates, LTD               June 1988        98    96    99    99    97
  Arvado, CO (195)

Redwood Villa Associates                          September 1988   98   100    96    99    99
  San Diego, CA (92)

Charles Drew Court Associates, L.P.               September 1988   95    89   100    97   100
  Atlantic City, NJ (38)

Walnut Park Plaza Associates, L.P.                September 1988   88    89    92    93    96
  Philadelphia, PA (227)

Bayridge Associates, L.P.                         December 1988    93    97    97    97    95
  Beaverton, OR (246)

United-Pennsylvanian, L.P.                        December 1988    96    98   100   100   100
  Erie, PA (112)

2051 Grand Concourse Associates, L.P.             November 1988    97    97    98    95    96
  Bronx, NY (63)

Concourse Artists Housing Associates, L.P.        November 1988    96    96   100    98   100
  Bronx, NY (23)


                    Local Partnership Schedule (Continued)

                                                                      % of Units Occupied
                                                                            at May 1,
                                                                  ----------------------------
Name and Location (Number of Units)               Date Acquired   1997  1996  1995  1994  1993
-----------------------------------               -------------   ----  ----  ----  ----  ----

Willoughby/Wycoff Housing Associates, L.P.        November 1988    93    97    88    90    85
  Bronx, NY (68)

Robin Housing Associates, L.P.                    November 1988    99    97    92    96    96
  Bronx, NY (100)

Lund Hill Associates, L.P.                        January 1989    100   100   100   100   100
  Superior, WI (150)

Tanglewood Apartments, L.P.                       October 1988     85   100   100    90    98
  Joplin, MO (176)

Quality Hill Historic District-Phase II-A, L.P.   March 1989       98    94    85    91    95
  Kansas City, MO (49)

Penn Alto Associates, L.P.                        June 1989        81    87    81    94   100
  Altoona, PA (150)

Sartain School Venture, L.P.                      August 1990     100    89   100   100   100
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

              The General Partners generally require that the Local General Partners undertake an obligation, pursuant to an Operating Deficit Guaranty Agreement, to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time (generally three years) following the Partnership's investment. In each case, the operating deficits will be funded by Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

              Additionally, the Local General Partners are generally required to enter into a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In most instances, if rental achievement is not met by a specified date, the Local General Partner must also pay to the Local Partnership, a return of capital, and interest thereon, as stated in the local partnership agreement. Security for these agreements is generally provided in the form of letters of credit and/or escrow deposits provided by the Local General Partner.

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

              See Item 1. Business, above for the general competitive conditions to which the properties described above are subject.

              Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in Schedule III to the financial statements included herein.


Item 3.       Legal Proceedings.

              This information is incorporated by reference to the discussions of Regent Street and Robin Housing in the Results of Operations of Certain Local Partnerships contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

              The Partnership has 5,525 registered holders of an aggregate of 15,987.5 BACs, as of June 1, 1997.

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

              There are no material legal restrictions in the Partnership Agreement on the ability to make distributions.

              The Partnership has made no distributions to the BAC holders as of March 15, 1997. The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sales proceeds.

              There has recently been an increasing number of requests for the list of BAC holders of limited partners such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of BAC holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BAC holders' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 6.       Selected Financial Data.

              The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.


                                                                       For the Year Ended March 15
                                      ---------------------------------------------------------------------------------------------
OPERATIONS                                 1997               1996                 1995*               1994                 1993
------------------                    -------------       -------------       -------------       -------------       -------------
Revenues                              $  35,324,316       $  35,455,255       $  34,345,754       $  31,952,673       $  31,272,203
Operating expenses                       43,324,501          42,396,512          44,104,158          41,632,706          41,018,149
                                      -------------       -------------       -------------       -------------       -------------
Loss before minority
   interest and extraordinary
   item                                  (8,000,185)         (6,941,257)         (9,758,404)         (9,680,033)         (9,745,946)

Minority interest in loss
   of subsidiaries                          382,054             483,863             367,308             621,840             568,542
                                      -------------       -------------       -------------       -------------       -------------

Loss before
   extraordinary item                    (7,618,131)         (6,457,394)         (9,391,096)         (9,058,193)         (9,177,404)

Extraordinary item - forgive-
   ness of indebtedness                           0                   0           9,335,750             196,889                   0
                                      -------------       -------------       -------------       -------------       -------------

Net loss                              $  (7,618,131)      $  (6,457,394)      $     (55,346)      $  (8,861,304)      $  (9,177,404)
                                      =============       =============       =============       =============       =============

Loss before extra-
   ordinary item per BAC                    (471.74)      $     (399.86)      $     (581.53)      $     (560.91)      $     (568.30)

Extraordinary item per BAC                     0.00               00.00              578.10               12.19               00.00
                                      -------------       -------------       -------------       -------------       -------------

Net loss per weighted
   average BAC                        $     (471.74)      $     (399.86)      $       (3.43)      $     (548.72)      $     (568.30)
                                      =============       =============       =============       =============       =============

* Reclassified for comparative purposes.

                                                                                March 15
                                      ---------------------------------------------------------------------------------------------
FINANCIAL POSITION                         1997               1996                 1995              1994                 1993
------------------                    -------------       -------------       -------------       -------------       -------------

Total assets                          $ 200,797,952       $ 208,338,218       $ 216,196,946       $ 226,002,670       $ 233,324,354
                                      =============       =============       =============       =============       =============


Total liabilities                     $(183,727,165)      $(182,639,668)      $(183,414,534)      $(192,502,613)      $(190,529,135)
                                      =============       =============       =============       =============       =============


Minority interest                     $  (6,124,180)      $  (7,133,812)      $  (7,760,280)      $  (8,422,579)      $  (8,856,437)
                                      =============       =============       =============       =============       =============


Total partners' capital               $  10,946,607       $  18,564,738       $  25,022,132       $  25,077,478       $  33,938,782
                                      =============       =============       =============       =============       =============


              During the years ended March 15, 1992 through 1997, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

              The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the years ended March 15, 1997, 1996 and 1995, such distributions amounted to approximately $208,000, $140,000 and $218,000, respectively. Accordingly, the Related General Partner and affiliates have advanced funds totaling approximately $118,000, $59,000 and $25,000 at March 15, 1997, 1996 and 1995, respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,281,000, $1,022,000 and $549,000 were accrued and unpaid as of March 15, 1997, 1996 and 1995, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations, The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

              During the year ended March 31, 1997, cash and cash equivalents of the Partnership and its 31 consolidated Local Partnerships increased by approximately $138,000. This increase was primarily due to cash provided by operating activities ($2,408,000), a net increase in due to Local General Partners and affiliates ($703,000) and a decrease in cash held in escrow for investing activities of approximately ($78,000) which exceeded acquisitions of property and equipment of approximately ($1,275,000), an increase in deferred costs of approximately ($324,000), net repayments of mortgage notes of approximately ($811,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately ($628,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $8,874,000.

              A working capital reserve of approximately $2,400,000 was initially established to pay operating expenses of the Partnership, including partnership management fees payable to the General Partners, of which approximately $83,000 and $19,000 remained unused at March 15, 1997 and 1996, respectively.

              The Partnership is not expected to have access to additional sources of financing.

              The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships in which the Local General Partners have agreed to fund operating deficits, up to a stated maximum amount, for a specified period of time (generally, three years commencing at break-even). The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership. The gross amount of the Operating Deficit Guarantees aggregate approximately $16,880,000, of which $16,430,000, $16,430,000 and $15,388,000 had expired as of March 15, 1997, 1996 and 1995, respectively. As of March 15, 1997, 1996 and 1995, $695,097, $621,887 and $513,055, respectively, has been funded by the Local General Partners to meet such obligations. Of the amount funded through March 15, 1997, approximately $108,000 has been recorded as a capital contribution and the remaining balance of approximately $587,000 is recorded as noninterest bearing operating advances to be repaid from operating cash flow. All operating deficit guarantees expire within the next three years. Management does not expect a material impact on liquidity, based on prior years' fundings.

              Partnership Management fees owed to the General Partners amounting to approximately $1,988,000 and $172,000 were accrued and unpaid as of March
15, 1997 and March 15, 1996, respectively. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $293,000 and $172,000 were accrued and unpaid as of March 15, 1997 and March 15, 1996, respectively.

              HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.

              The ACPA calls for a transition during which the project based
Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

              Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been reintroduced as "Portfolio Restructuring".

              For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before expiration of the credit period.

              Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 31 Local Partnerships, all of which fully have their tax credits in place (See Results of Operations of Certain Local Partnerships below with respect to Regent Street Associates, L.P.). The tax credits are attached to the property for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warrant the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which is not included in the financial statement carrying amount.

Results of Operations
---------------------

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Under SFAS 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 16, 1996, the Partnership adopted SFAS 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 15, 1997, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              The following is a summary of the results of operations of the Partnership for the years ended March 15, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years, respectively).

              The Partnership's revenues continue to consist primarily of the results of the Partnership's investment in consolidated Local Partnerships. Twenty one of the Local Partnerships receive HUD Section 8 subsidies which serve to stabilize the revenues of these Local Partnerships. The majority of the Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

              The net loss for the 1996, 1995 and 1994 Fiscal Years totaled $7,657,731, $6,457,394 and $55,346, respectively. The 1994 Fiscal Year net loss is net of extraordinary income of $9,335,750. (See Note 10 to the financial statements in Item 8. below.)

              The Partnership continues to meet the investment objective of generating Housing Tax Credits to qualified BACs holders. To date all of the Local Partnerships have remained in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $11,001,671, $11,327,236 and $11,327,236 in Tax Credits during the 1996, 1995, and 1994 Fiscal Years, respectively.

1996 vs. 1995
-------------

              Rental income decreased less than 1% for the 1996 Fiscal Year as compared to the corresponding period in 1995 primarily due to a retroactive rent increase during the third quarter of 1995 at B & C Housing Associates and a decrease in rental assistance payments at Shiloh-Grove. Excluding these two Local Partnerships, rental income increased approximately 1% for the 1996 Fiscal Year as compared to the corresponding period in 1995 primarily due to annual rental rate increases.

              Total expenses excluding general and administrative-related parties remained fairly consistent for the 1996 Fiscal Year as compared to the corresponding period in 1995 with an increase of less than 1%.

              General and administrative-related parties increased approximately $903,000 for the 1996 Fiscal Year as compared to the corresponding period in 1995 primarily due to an increase in partnership management fees.

1995 vs. 1994
-------------

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

              Total expenses excluding general and administrative-related parties remained fairly consistent for the 1995 Fiscal Year as compared to the corresponding period in 1994 with a decrease of approximately 2%.

              General and administrative-related parties decreased approximately $743,000 primarily due to the proceeds from the savings of interest expense resulting from refinancings at two Local Partnerships which became payable to local general partners of such Local Partnerships in the 1994 Fiscal year. (See
Note 8 to the financial statements in Item 8 below.)

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Silver Blue Lake Apartments, Ltd.
---------------------------------

              Three note holders, which provided additional permanent financing for Silver Blue Lake Apartments Ltd. ("Silver Blue Lake"), had commenced legal action against Silver Blue Lake claiming that it was in default of the provisions of the notes regarding the payments of principal and interest to be made from net cash flow, as defined. Accordingly, they had declared the notes to be in default and had demanded the entire outstanding indebtedness of principal and interest. At December 31, 1996, total indebtedness, under these notes, amounted to $267,840. In December 1995, a settlement agreement was reached by Silver Blue Lake and the note holders. Silver Blue Lake agreed to pay the noteholders $18,480, record a second mortgage covering the notes, and pay interest semiannually up to 20% of cash flow or $1,250 whichever is greater. The Partnership's investment in Silver Blue Lake at March 15, 1997 and 1996 was reduced to zero by prior years' losses and the minority interest balance was zero at each date. Silver Blue Lake's net income (loss) after minority interest amounted to approximately $21,000, ($21,000) and ($146,000) for the 1996, 1995 and 1994 Fiscal Years, respectively.

Regent Street Associates, L.P.
------------------------------

              Regent Street Associates, L.P. ("Regent Street") has received from the Internal Revenue Service a Notice of Final Partnership Administrative Adjustment. Pursuant to the notice, the Internal Revenue Service has challenged the method in which Regent Street has allocated the below-market federal financing to its properties, which challenge, if successful, would result in Regent Street only being able to claim a 4% Low Income Housing Tax Credit rather than a 9% Low Income Housing Tax Credit. The Internal Revenue Service has also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. The general partners of the Regent Street subsidiary partnership have filed a petition in the United States Tax Court for readjustment challenging each of the positions taken by the Internal Revenue Service. The Partnership's investment in Regent Street at March 15, 1997 and 1996 was approximately $919,000 and $1,153,000, respectively, and the minority interest balance was zero at each date. Regent Street's net loss after minority interest amounted to approximately $234,000, $336,000 and $322,000 for the 1996, 1995 and 1994
Fiscal Years, respectively.

Redwood Villa Associates, L.P.
------------------------------

              Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 1996 Fiscal Year, Redwood experienced a loss of $204,847, including $218,595 of depreciation and $4,533 of amortization and at December 31, 1996, had a working capital deficiency of $448,810 and a deficit in partners' equity of $241,085. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or contributions from partners. Management, whenever possible plans to reduce operating costs to achieve profitable operations. The financial statements for the 1996, 1995 and 1994 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 1997 and 1996 was reduced to zero by prior years' losses and the minority interest balance was approximately $410,000 and $412,000, respectively. Redwood's net loss after minority interest amounted to approximately $203,000, $238,000 and $393,000 for the 1996, 1995 and 1994 Fiscal
Years, respectively.

Magnolia Arms Associates, Ltd.
------------------------------

              Magnolia Arms Associates, Ltd. ("Magnolia") was in default of its mortgage and effective September 1, 1995, Magnolia entered into a forbearance agreement with their bondholders and mortgagee which reduced the interest rate to 5% per annum and subjected the bonds to mandatory sinking fund redemption at discounted payment rates ranging from 65% in 1995 to 100% in 2017, contingent upon payments being made. The bondholders have directed the trustee not to accelerate the maturity of the bonds or to pursue any remedies provided for in the financing documents as long as the parties to the agreement are meeting their obligations. The Partnership's investment in Magnolia at March 15, 1997 and 1996 was reduced to zero by prior years' losses and the minority interest balance was zero at each date. Magnolia's net (loss) income after minority interest amounted to approximately ($112,000), $33,000 and ($648,000) for the 1996, 1995 and 1994 Fiscal Years, respectively.

Quality Hill Historic District - Phase II - A, L.P.
---------------------------------------------------

              One of the loans providing permanent financing for Quality Hill Historic District - Phase II A, L.P. ("Quality Hill") is being provided by the Land Clearance for Redevelopment Authority of Kansas City ("LCRA") in the amount of $960,000. This noninterest bearing note is secured by a fourth deed of trust on the rental property and is due in full on June 26, 2021. One-fourteenth of the unpaid principal balance shall be forgiven annually on the anniversary date of the note so long as the property is used only as rental property for qualified low-income families and individuals. In both 1996 and 1995, $68,571 is recorded as cancellation of indebtedness income and is included in other income.

Walnut Park Plaza Associates
----------------------------

              Walnut Park Plaza Associates ("Walnut Park") has sustained recurring losses from operations. At December 31, 1996, Walnut Park had not made certain payments required under the terms of the Bond Indenture and, as a result, is in default. In August 1995, the Project's bonds payable were sold by the bondholder to E. A. Moos ("Moos"). On April 9, 1996, Walnut Park entered into an interim agreement with Moos which expired October 15, 1996. Moos and Walnut Park continued to operate under the interim agreement while negotiating a Settlement Agreement and Release ("the Agreement"). The interim agreement primarily allows Moos to select an interim and permanent replacement property manager, to formulate a proposal to replace the general partner, and to possibly restructure the indebtedness of the Project. On April 29, 1997, the Agreement was signed which provides for, among other things, the transfer of the general partner interest to RCC Partners '96 LLC ("RCC"), an affiliate of the Partnership. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to approve certain major operating and financial decisions, the Partnership continues to have a controlling financial interest in Walnut Park. Walnut Park's continued existence is dependent on the impact of the interim agreement and ultimately the resolution of the default of certain obligations under the terms of the Bond Indenture. Contingent upon the outcome of the interim agreement and of the status of the Bond Indenture default, Walnut Park may be unable to continue as a going concern in its present form. The Partnership's investment in Walnut Park at March 15, 1997 and 1996 was reduced to zero by prior years' losses and the minority interest balance amounted to approximately $437,000 and $442,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $541,000, $257,000 and $193,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

Robin Housing Associates
------------------------

                  Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. Robin Housing's insurance carrier intends to defend the subsidiary partnership vigorously. Management believes that the insurance coverage is adequate to cover any liability arising from this action. Since it is too premature to make an evaluation of the amount or range of Robin Housing's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $711,000. The Partnership's investment in Robin Housing was approximately $711,000 and $830,000 at March 15, 1997 and 1996, and the minority interest balance was approximately $174,000 and $292,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $115,000, $140,000 and $121,000 for the 1996, 1995, and 1994 Fiscal Years, respectively.

2108 Bolton Drive Associates L.P.
---------------------------------

              On March 20, 1996, 2108 Bolton Drive Associates L.P. ("2108") refinanced its mortgage payable which had a balance of approximately $3,500,000. The new mortgage note in the amount of $4,480,000 paid off the former mortgage note and approximately $900,000 of debt due to an affiliate of the Partnership. The mortgage bears interest at the rate of 8.64% per annum and is payable in monthly installments of $36,103 which includes principal and interest through March 2006, when the remaining principal balance of approximately $3,785,000 will be due. The Partnership's investment in 2108 at March 15, 1997 and 1996, was approximately $1,570,000 and $2,204,000, respectively, and the minority interest balance was approximately $1,689,000 and $1,695,000, respectively. 2108's net (loss) income after minority interest amounted to approximately ($633,000), ($843,000) and $7,616,000 for the 1996,
1995 and 1994 Fiscal Years, respectively.

B & C Housing I Associates, L.P. ("Sun Garden/Worthington Apts.")
-----------------------------------------------------------------

              The local general partnership interest in B & C Housing I Associates, L.P. ("Sun Garden/Worthington Apts.") was sold to Michaels Corp., coincident with a proposed loan modification. Effective February 1, 1996, the property refinanced its mortgage and reduced its interest from 10.25% to 7.15%, which will result in annual interest cost savings of approximately $170,000, enabling the owner to complete an approved repair and replacement plan over the next four years. The mortgage is payable in monthly installments of $37,901 which includes principal and interest through the maturity date of July 2028. The Partnership's investment in B & C at March 15, 1997 and 1996 was approximately $547,000 and $795,000, respectively, and the minority interest balance was approximately $146,000 and $163,000, respectively. B & C's net (loss) income after minority interest amounted to approximately ($247,000), $161,000 and ($338,000) for the 1996, 1995 and 1994 Fiscal Years,
respectively.

Willoughby-Wyckoff Housing Associates
-------------------------------------

              The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about the Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies, and equity deficiencies.
              Management plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations.
              Continuance of Willoughby as a going concern is dependent upon the Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
              The Partnership's investment in Willoughby at March 15, 1997 and 1996 was reduced to zero by prior years losses and the minority interest balance was approximately $277,000 and $280,000, respectively. Willoughby's net loss after minority interest amounted to approximately $276,000, $309,000 and $316,000 for the 1996, 1995 and 1994 Fiscal Years.

Other
-----

              There has recently been an increasing number of requests for the list of BAC holders of limited partners such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of BAC holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BAC holders' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 8.       Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.        Financial Statements
              --------------------

              Independent Auditors' Report                                 17

              Consolidated Balance Sheets at March 15, 1997 and 1996       95

              Consolidated Statements of Operations for the
              Years Ended March 15, 1997, 1996 and 1995                    96

              Consolidated Statements of Changes in
              Partners' Capital for the Years Ended
              March 15, 1997, 1996 and 1995                                97

              Consolidated Statements of Cash Flows for the
              Years Ended March 15, 1997, 1996 and 1995                    98

              Notes to Consolidated Financial Statements                  100

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

              We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (a Delaware Limited Partnership) and Subsidiaries as of March 15, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years ended March 15, 1997, 1996 and 1995, (the 1996, 1995 and 1994 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 30 (Fiscal 1996, 1995, and 1994) subsidiary partnerships whose losses aggregated $5,837,225 (Fiscal
1996), $5,342,970 (Fiscal 1995), and $7,491,819 (Fiscal 1994) and whose assets constituted 93% and 95% of the Partnership's assets at March 15, 1997 and 1996, respectively, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

              In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 1997 and 1996 and the results of their operations and cash flows for the years ended March 15, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

              As discussed in Note 11(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 1996 Fiscal Year, these subsidiary partnerships incurred significant operating losses and one is in default on its mortgage obligation. These conditions raise substantial doubt about the subsidiary partnership's abilities to continue as going concerns. The financial statements of these three subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' losses aggregated $1,027,546 (Fiscal 1996), $812,198 (Fiscal 1995), and $911,453 (Fiscal 1994) and their assets aggregated $17,647,112 and $18,794,249 at March 15, 1997 and 1996,
respectively. Management's plans regarding these matters are also discussed in
Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP


New York, New York
June 26, 1997

                          [JOHN D. SCHULER LETTERHEAD]


                          Independent Auditor's Report

To the Partners
B & C Housing Associates
Marlton, New Jersey

     We have audited the accompanying balance sheets of B & C Housing Associates, A Limited Partnership, HUD Project No. 118-94004, as of December 31, 1996, and 1995, and the related statements of income and expense, changes in partners' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, as of December 31, 1996, and 1995, and the results of its operations and the changes in partners' equity and cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1997, on our consideration of B & C Housing Associates' internal control structure and reports dated January 18, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 15 to 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                         /s/ John D. Schuler
                                                      -------------------------

Tulsa, Oklahoma
January 18, 1997

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

                                                             /s/ JOHN D. SCHULER

Tulsa, Oklahoma
January 20, 1996

                      [Fishbein & Company, P.C Letterhead]

                          INDEPENDENT AUDITOR'S REPORT

                               January 22, 1997

Partners
State Street 86 Associates Limited Partnership

     We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Fishbein & Company, P.C.
---------------------------------

Elkins Park, Pennsylvania
January 22, 1997

        [FISHBEIN & COMPANY, P.C. - ELKINS PARK, PENNSYLVANIA LETTERHEAD]

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

                                                  /s/ FISHBEIN & COMPANY, P.C.

[Fishbein & Company, P.C. Letterhead]

                          INDEPENDENT AUDITOR'S REPORT

                                                       January 24, 1997

Partners
Foxglenn Investors

     We have audited the accompanying balance sheets of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Fishbein & Company
-----------------------------
Elkins Park, Pennsylvania
January 22, 1997

        [FISHBEIN & COMPANY, P.C. - ELKINS PARK, PENNSYLVANIA LETTERHEAD]


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

January 29, 1997

To the General and Limited Partners of
Shiloh Grove Limited Partnership
Columbus, Ohio

We have audited the accompanying balance sheets of Shiloh Grove Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the above mentioned financial statements present fairly, in all material respects, the financial position of Shiloh Grove Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 12-15) are presented for the purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Larry C. Stemen, CPA and Associates
--------------------------------------------

Larry C. Stemen, CPA and Associates
Certified Public Accountants
Columbus, Ohio
January 29, 1997

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

/s/ LARRY C. STEMEN, CPA AND ASSOCIATES
Larry C. Stemen, CPA and Associates
Certified Public Accountants
Columbus, Ohio

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Silver Blue Lake Apartments, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-009-124

We have audited the accompanying statements of financial condition of Silver Blue Lake Apartments, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Silver Blue Lake Apartments, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995 and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    /S/ L.H. FRISHKOFF & COMPANY
                                                    ----------------------------
                                                        L.H. FRISHKOFF & COMPANY

New York, New York
January 24, 1997

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

                         [Bick-Fredman & Co. Letterhead]

                          Independent Auditor's Report



The General and Limited Partners
Lancaster Towers Associates, L.P.
Cleveland, Ohio

      We have audited the accompanying balance sheets of Lancaster Towers Associates, L.P. (a Delaware Limited Partnership), as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Lancaster Towers Associates, L.P.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.

                                                   /s/ Bick-Fredman & Co.
                                                   -----------------------------


Cleveland, Ohio
January 24, 1997

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

                                         /s/ CIUNI & PANICHI INC.

Cleveland, Ohio
January 20, 1995

[Asher & Company, Ltd. Letterhead]


                          Independent Auditors' Report

The Partners
West Kinney Associates, L.P.
    T/A Willie T. Wright Plaza
Marlton, New Jersey

      We have audited the accompanying balance sheet of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership), as of December 31, 1996, and the related statements of operations, Partners deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership), as of December 31, 1995 were audited by other auditors whose report dated January 18, 1996 expressed an unqualified opinion on those statements.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership), as of December 31, 1996, and the results of its operations, changes in its Partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have issued a report dated January 28, 1997 on our consideration of West Kinney Associates', L.P. T/A Willie T. Wright Plaza (A Limited Partnership), internal control structure and reports dated January 28, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing.

                                                       /s/ ASHER & COMPANY, LTD.
                                                       -------------------------
                                                           ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 28, 1997

     [SHORE, AVRACH & COMPANY, P.C. - PHILADELPHIA, PENNSYLVANIA LETTERHEAD]

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

January 18, 1996

                    [MERINA MCCOY GERRITZ, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
of Autumn Park Associates Limited Partnership

We have audited the accompanying balance sheets of Autumn Park Associates Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Park Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Merina McCoy Gerritz
---------------------------------
Merina McCoy Gerritz, CPA's, P.C.
West Linn, Oregon
February 18, 1997

           [MERINA McCOY GERRITZ, P.C. - WEST LINN, OREGON LETTERHEAD]

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

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Regent Street Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Regent Street Associates (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the reasonability of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Street Associates (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ J. H. Williams & Co., LLP
------------------------------
Kingston, Pennsylvania
February 9, 1997

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

                                             /s/ J. H. WlLLIAMS & CO., LLP

Kingston, Pennsylvania
February 13, 1996

[Asher & Company, Ltd. Letterhead]

                          Independent Auditors' Report

The Partners
Magnolia Arms Associates, Ltd.
   T/A Palm Terrace Apartments
Marlton, New Jersey

      We have audited the accompanying balance sheet of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 1996 and the related statements of income (loss), Partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 1995 were audited by other auditors, whose report dated January 23, 1996 expressed an unqualified opinion on those statements.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 1996 and the results of its operations, changes in its Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic 1996 financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic 1996 financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 1996 financial statements taken as a whole. The supplementary information for 1995 was subjected to the auditing procedures applied in the audit of the basic 1995 financial statements by the other auditors. Their report as of January 23, 1996, stated that, in their opinion, such information was fairly stated in all material respects in relation to the basic 1995 financial statements taken as a whole.


                                                       /s/ Asher & Company, Ltd.
                                                       -------------------------
                                                           ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 24, 1997

     [SHORE, AVRACH & COMPANY, P.C. - PHILADELPHIA, PENNSYLVANIA LETTERHEAD]

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

[Asher & Company, Ltd. Letterhead]

                          Independent Auditors' Report

The Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

      We have audited the accompanying balance sheet of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 1996 and the related statements of profit and loss, Partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 1995 were audited by other auditors, whose report dated January 24, 1996, except for Note C, as to which the date was February 21, 1996, expressed an unqualified opinion on those statements.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 1996 and the results of its operations, changes in its Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 1997 on our consideration of Greenleaf Associates, L.P.'s (A Limited Partnership), HUD Project No. 084-94009, internal control structure and reports dated January 21, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing.

      Our audit was made for the purpose of forming an opinion on the basic 1996 financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic 1996 financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 1996 financial statements taken as a whole.


                                                        /s/Asher & Comany, Ltd.
                                                        ------------------------
                                                           ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 21, 1997

     [SHORE, AVRACH & COMPANY, P.C. - PHILADELPHIA, PENNSYLVANIA LETTERHEAD]

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

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants

January 24, 1996 except for Note 3 as to which the date is February 21, 1996

           [JOSE E. ROSARIO & CO. - SAN JUAN, PUERTO RICO LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Alameda Towers Associates, L. P.
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Alameda Towers Associates, L.P. as of December 31, 1996 and 1995 and the related Statements of Losses and Changes in Partner's Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 1996 and 1995 and the results of its operations and changes in partner's capital and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                  /s/ Jose E. Rosario & Co.
                                                  -----------------------------
                                                      Jose E. Rosario & Co.
                                                      License No. 961
                                                      Expires December 1, 1998

January 27, 1997

Stamp No. 1401425 of the Puerto
Rico College of CPAs was
affixed to the original.

           [JOSE E. ROSARIO & CO. - SAN JUAN, PUERTO RICO LETTERHEAD]

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

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Dixie Apartment Associates, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-O13-131

We have audited the accompanying statements of financial condition of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             /s/  L. H. FRISHKOFF & COMPANY
                                                  -----------------------------
                                                  L.H. FRISHKOFF & COMPANY

New York, New York
January 22, 1997

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

New York, New York
January 19, 1996

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Ludlam Gardens Apartments, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA Project No. FL29-K005-009-123

We have audited the accompanying statements of financial condition of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995 and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                             /s/  L. H. FRISHKOFF & COMPANY
                                                  ----------------------------
                                                  L.H. FRISHKOFF & COMPANY

New York, New York
January 23, 1997

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

                  [PHILIP ROOTBERG & COMPANY, LLP LETTERHEAD]


To the Partners
Grove Parc Associates Limited Partnership

We have audited the accompanying balance sheet of Grove Parc Associates Limited Partnership, F.H.A. Project No. 071-36654 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership, F.H.A. Project No. 071-36654 as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' capital (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997, on our consideration of the Partnership's internal control structure and a report dated January 23, 1997, on its compliance with laws and regulations.

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


/S/ PHILIP ROOTBERG & COMPANY, LLP

Chicago, Illinois
January 23, 1997

         [PHILIP ROOTBERG & COMPANY, LLP - CHICAGO, ILLINOIS LETTERHEAD]

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

January 24, 1996

                     [Reznick Fedder & Silverman Letterhead]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Apple Creek Housing Associates, Ltd.

      We have audited the accompanying balance sheet of Apple Creek Housing Associates, Ltd. as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion. the financial statements referred to above present fairly, in all material respects, the financial position of Apple Creek Housing Associates, Ltd. as of December 31, 1996, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

      In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 23, 1997 on our consideration of Apple Creek Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


/s/ Reznick Fedder & Silverman

Boston, Massachusetts                                   Federal Employer
January 23, 1997                                        Identification Number:
                                                        52-1088612

Audit Principal: Philip A. Weitzel

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

                                                     /s/ COOPERS & LYBRAND L.L.P
                                                     /s/ COOPERS & LYBRAND L.L.P

Boston, Massachusetts
February 1, 1995

                       [BRUNO, MACK & BARCLAY LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Redwood Villa Associates
(A Limited Partnership)

We have audited the balance sheet of Redwood Villa Associates (A Limited Partnership) as of December 31, 1996, and the related statements of operations, changes in partner's equity/(deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Redwood Villa Associates as of December 31, 1995 were audited by other auditors whose report dated February 22, 1996 on those statements included an explanatory paragraph that described the uncertainty about the Partnership's ability to continue as a going concern discussed in note 2 to the 1996 financial statements.

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

In our opinion, 1996 the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates (A Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has sustained operating losses since inception. For the year ended December 31, 1996, the Partnership experienced a loss of $204,847 (including $218,595 of depreciation and $4,553 of amortization expense) and as of that date, had a working capital deficiency of $448,810 and deficit in partners' equity of $241,085. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997 on our consideration of Redwood Villa Associates' (A Limited Partnership) internal control structure and a report dated January 22, 1997, on its compliance with laws and regulations.


/s/Bruno, Mack & Barclay

San Diego, California
January 22, 1997

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

[Asher & Company, Ltd. Letterhead]

                          Independent Auditors' Report

The Partners
Charles Drew Court Associates, L.P.
Marlton, New Jersey

      We have audited the accompanying balance sheet of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 1996 and the related statements of operations, Partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 1995 were audited by other auditors, whose report dated January 17, 1996 expressed an unqualified opinion on those statements.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 1996 and the results of its operations, changes in its Partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic 1996 financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic 1996 financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 1996 financial statements taken as a whole. The supplementary information for 1995 was subjected to the auditing procedures applied in the audit of the basic 1995 financial statements by the other auditors. Their report as of January 17, 1996, stated that, in their opinion, such information was fairly stated in all material respects in relation to the basic 1995 financial statements taken as a whole.



                                             /s/ Asher & Company, Ltd.
                                             ------------------------------
                                                 ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 17, 1997

     [SHORE, AVRACH & COMPANY, P.C. - PHILADELPHIA, PENNSYLVANIA LETTERHEAD]

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

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants

January 17, 1996

                       [ASHER & COMPANY, Ltd. LETTERHEAD]


                          Independent Auditors' Report
                          ----------------------------

The Partners
Walnut Park Plaza Associates
Philadelphia, Pennsylvania

      We have audited the accompanying balance sheets of Walnut Park Plaza Associates (a Pennsylvania Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Park Plaza Associates as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has suffered recurring losses from operations and is in default of certain obligations under the terms of the bond indenture. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern at December 31, 1996. The General Partner's plans regarding these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       /s/ Asher & Company, Ltd.
                                                           ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
February 3, 1997, except for Note M,
 as to which the date is April 29, 1997.

         [ASHER & COMPANY, Ltd. - PHILADELPHIA, PENNSYLVANIA LETTERHEAD]


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

February 13, 1996 except for Note L, as to which the date is April 9, 1996

                        [ARTHUR ANDERSEN LLP LETTERHEAD]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Bayridge Associates Limited Partnership:

We have audited the accompanying balance sheets of BAYRIDGE ASSOCIATES LIMITED PARTNERSHIP (an Oregon limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayridge Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               /s/ Arthur Andersen L.L.P.

Denver, Colorado,
  February 12, 1997.

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

Denver, Colorado,
  February 1, 1996.

                    [Habif, Arogeti & Wynne, P.C. Letterhead]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, PHFA Project No. R-251-8E, as of December 31, 1996 and 1995, and the related statements of profit and loss, changes in partners' equity [deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining' on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

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

January 31, 1997

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

                     [MARDEN HARRISON & KREUTER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.G.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 31, 1997

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

[MARDEN HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 31, 1997

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

[MARDEN HARRISON & KREUTER LETTERHEAD]


INDEPENDENT AUDITORS REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1B to the financial statements, the Partnership has had operating losses, operating cash flow deficiencies, and equity deficiencies. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 31, 1997

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

[MARDEN HARRISON & KREUTER LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter


Port Chester, New York
January 31, 1997

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

MARDEN, HARRISON & KREUTER
Certified Public Accountants. P.C.

/s/ MARDEN, HARRISON & KREUTER

Port Chester, New York
January 29, 1996

                          [SMITH & RADIGAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

We have audited the accompanying balance sheet of Lund Hill Associates, (a limited partnership), WHEDA Project No. 021, as of December 31, 1996, and the related statements of partners' equity (deficit), operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, (not presented herein) present fairly, in all material respects, the financial position of Lund Hill Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          /s/ Smith & Radigan

Atlanta, Georgia
February 7, 1997

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

                        [Rick J. Tanneberger Letterhead]

                         Independent Auditor's Report

The Partners
Tanglewood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                             /s/ Rick J. Tanneberger
                                             ------------------------------
                                                 Rick J. Tanneberger, CPA, P.A.

Fayetteville, Arkansas
February 3, 1997

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

                                            /s/ RICK J. TANNENBERGER
                                                Rick J. Tanneberger
                                                Certified Public Accountant

February 16, 1996

                 [Rubin, Brown, Gornstein & Co. LLP Letterhead]

                          Independent Auditors' Report
Partners
Quality Hill Historic District -
Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District -Phase II-A, L.P., a limited partnership, as of December 31, 1996 and 1995 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic District
- Phase II-A, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                           /s/Rubin, Brown, Gornstein & Co. LLP
                                           -------------------------------------

St. Louis, Missouri
January 23, 1997

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

                      [HAMILTON & MUSSER, P.C LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1996 and 1995 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Mechanicsburg, Pennsylvania                         /s/ Hamilton & Musser, P.C.

February 26, 1997                                   Certified Public Accountants

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

                     [J. H. WILLIAMS & Co., LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Sartain School Venture (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership'a general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ J. H. Williams & Co., LLP
------------------------------
Kingston, Pennsylvania
February 8, 1997

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

                                                   /s/ J. H. WlLLIAMS & CO., LLP

Kingston, Pennsylvania
February 7, 1996

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 15
                                                                            ------------------------------
                                                                                1997              1996
                                                                            ------------      ------------
                                     ASSETS
Property and equipment, at cost, less accumulated
   depreciation (Notes 2, 4, 7 and 11)                                      $182,767,711      $190,117,455
Cash and cash equivalents (Notes 2, 3 and 11)                                  2,918,344         2,780,280
Cash held in escrow (Notes 3 and 5)                                            9,258,938         9,493,952
Accounts receivable - tenants                                                    612,022           527,513
Deferred costs, less accumulated amortization (Notes 2 and 6)                  3,836,817         3,811,548
   Other assets                                                                1,404,120         1,607,470
                                                                            ------------      ------------
     Total assets                                                           $200,797,952      $208,338,218
                                                                            ============      ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Mortgage notes payable (Notes 3, 7 and 10)                               $157,643,066      $158,390,811
   Accounts payable and other liabilities                                      7,954,170         7,413,973
   Due to local general partners and affiliates (Note 8)                      14,161,748        13,458,747
   Due to general partners and affiliates (Note 8)                             2,987,268         2,381,554
   Due to selling partners                                                       980,913           994,583
                                                                            ------------      ------------
                                                                             183,727,165       182,639,668
                                                                            ------------      ------------

Minority interests (Note 2)                                                    6,124,180         7,133,812
                                                                            ------------      ------------
Commitments and contingencies (Notes 7, 8, 10 and 11)

Partners' capital
   Limited partners (15,987.5 BACs issued and outstanding) (Note 1)           11,566,985        19,108,935
   General partners                                                             (620,378)         (544,197)
                                                                            ------------      ------------
     Total partners' capital                                                  10,946,607        18,564,738
                                                                            ------------      ------------
     Total liabilities and partners' capital                                $200,797,952      $208,338,218
                                                                            ============      ============



          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended March 15
                                                              -------------------------------------------------
                                                                  1997              1996               1995*
                                                              -----------        -----------        -----------
Revenues
   Rental income                                              $33,414,089        $33,437,870        $32,587,993
   Other (Notes 7 and 11)                                       1,910,227          2,017,385          1,757,761
                                                              -----------        -----------        -----------

                                                               35,324,316         35,455,255         34,345,754
                                                              -----------        -----------        -----------

Expenses
   General and administrative                                   4,882,668          4,749,747          4,299,837
   General and administrative - related parties (Note 8)        2,677,535          1,774,751          2,518,209
   Repairs and maintenance                                      6,674,072          6,330,209          6,292,907
   Operating and other                                          4,001,390          3,745,599          3,931,661
   Real estate taxes                                            1,618,529          1,568,091          1,629,251
   Insurance                                                    1,477,670          1,556,561          1,518,382
   Interest                                                    13,118,835         13,611,207         14,399,598
   Depreciation and amortization                                8,873,802          9,060,347          9,514,313
                                                              -----------        -----------        -----------

                                                               43,324,501         42,396,512         44,104,158
                                                              -----------        -----------        -----------

Minority interests in loss of subsidiaries                        382,054            483,863            367,308
                                                              -----------        -----------        -----------

Loss before extraordinary item                                 (7,618,131)        (6,457,394)        (9,391,096)

Extraordinary item (Note 10)                                            0                  0          9,335,750
                                                              -----------        -----------        -----------

Net loss                                                      $(7,618,131)       $(6,457,394)       $   (55,346)
                                                              ===========        ===========        ===========
Number of BACs outstanding                                       15,987.5           15,987.5           15,987.5
                                                              ===========        ===========        ===========

Loss before extraordinary item - limited partners             $(7,541,950)       $(6,392,820)       $(9,297,185)

Extraordinary item - limited partners                                   0                  0          9,242,392
                                                              -----------        -----------        -----------

Net loss - limited partners                                   $(7,541,950)       $(6,392,820)       $   (54,793)
                                                              ===========        ===========        ===========
Loss before extraordinary item per BAC                            (471.74)       $   (399.86)       $   (581.53)

Extraordinary item per BAC                                           0.00               0.00             578.10
                                                              -----------        -----------        -----------

Net loss per BAC                                              $   (471.74)       $   (399.86)       $     (3.43)
                                                              ===========        ===========        ===========

* Reclassified for comparative purposes.


          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                                  Total       Limited Partners   General Partners
                                                              -----------     ----------------   ----------------

Partners' capital - March 16, 1994                            $25,077,478        $25,556,548        $  (479,070)

Net loss, year ended March 15, 1995                               (55,346)           (54,793)              (553)
                                                              -----------        -----------        -----------

Partners' capital - March 15, 1995                             25,022,132         25,501,755           (479,623)

Net loss, year ended March 15, 1996                            (6,457,394)        (6,392,820)           (64,574)
                                                              -----------        -----------        -----------

Partners' capital - March 15, 1996                             18,564,738         19,108,935           (544,197)

Net loss, year ended March 15, 1997                            (7,618,131)        (7,541,950)           (76,181)
                                                              -----------        -----------        -----------

Partners' capital - March 15, 1997                            $10,946,607        $11,566,985        $  (620,378)
                                                              ===========        ===========        ===========



          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                           Year Ended March 15
                                                              ------------------------------------------------
                                                                  1997              1996               1995*
                                                              -----------        -----------        ----------
Cash flows from operating activities:
  Net loss                                                    $(7,618,131)       $(6,457,394)       $   (55,346)
                                                              -----------        -----------        -----------
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
  Extraordinary item (Note 10)                                          0                  0         (9,335,750)
  Present value of legal settlement (Note 11)                           0                  0            210,636
  Cancellation of indebtedness income (Note 7)                    (68,571)           (68,571)          (205,714)
  Accrued interest added to principal
    of mortgage note payable                                      131,713            126,058             67,241
  Depreciation and amortization                                 8,873,802          9,060,347          9,514,313
  Loss on sale of property and equipment                           49,189                  0            445,827
  (Increase) decrease in assets
    Cash held in escrow                                           157,260          1,148,855            793,551
    Accounts receivable - tenants                                 (84,509)           (49,816)           (54,032)
    Other assets                                                  203,350           (204,531)           494,039
  Increase (decrease) in liabilities
    Accounts payable and other liabilities                        540,196           (155,469)           211,185
    Due to General Partners and affiliates                        605,714            977,618            922,788
    Minority interest in loss of subsidiaries                    (382,054)          (483,863)          (367,308)
                                                              -----------        -----------        -----------

      Total adjustments                                        10,026,090         10,350,628          2,696,776
                                                              -----------        -----------        -----------

      Net cash provided by operating activities                 2,407,959          3,893,234          2,641,430
                                                              -----------        -----------        -----------

Cash flows from investing activities:
  Decrease (increase) in cash held in escrow                       77,754           (817,081)        (1,423,752)
  Acquisition of property and equipment                        (1,274,858)        (1,268,987)        (1,021,279)
                                                              -----------        -----------        -----------

    Net cash used in investing activities                      (1,197,104)        (2,086,068)        (2,445,031)
                                                              -----------        -----------        -----------

Net cash from operating and investing activities,
  carried forward                                               1,210,855          1,807,166            196,399

* Reclassified for comparative purposes.


          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                                           Year Ended March 15
                                                              ------------------------------------------------
                                                                  1997              1996               1995
                                                              -----------        -----------        ----------
Net cash from operating and investing activities,
  brought forward                                               1,210,855          1,807,166            196,399
                                                              -----------        -----------        -----------

Cash flows from financing activities:
    Increase in deferred costs                                   (323,658)           (30,059)          (435,045)
  Increase in due to Local Genera
    Partners and affiliates                                       971,417          1,496,048          1,471,265
  Decrease in due to Local General
    Partners and affiliates                                      (268,416)          (400,618)          (727,871)
  (Decrease) increase in due to selling partners                  (13,670)            29,649             34,533
  Proceeds from mortgage notes                                  4,480,000                  0          3,800,000
  Repayment of mortgage notes                                  (5,290,887)        (2,908,134)        (5,622,961)
  Decrease in capitalization of consolidated
    subsidiaries attributable to minority interest               (627,577)          (142,605)          (294,991)
                                                              -----------        -----------        -----------

      Net cash used in financing activities                    (1,072,791)        (1,955,719)        (1,775,070)
                                                              -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents              138,064           (148,553)        (1,578,671)

Cash and cash equivalents, beginning of year                    2,780,280          2,928,833          4,507,504
                                                              -----------        -----------        -----------

Cash and cash equivalents, end of year                        $ 2,918,344        $ 2,780,280        $ 2,928,833
                                                              ===========        ===========        ===========
Supplemental disclosure of cash flows information:

  Cash paid during the year for interest                      $10,384,244        $11,607,623        $11,308,455

Supplemental disclosures of noncash activities:

  Increase in mortgage notes payable
    from present value of legal settlement                    $         0        $         0        $   210,636
  Decrease in mortgage notes payable due to refinancing                 0                  0         (5,131,800)
  Decrease in accounts payable and other liabilities
    due to refinancing                                                  0                  0          4,203,950
  Increase in accounts payable and other liabilities for
    property and equipment additions                                    0            128,553             86,569



          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997

NOTE 1  -     General

              Liberty Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

              The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships" or "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. As of March 15, 1997, the Partnership has invested in 31 subsidiary partnerships and does not anticipate making any additional investments.

              The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP Inc. (formerly Shearson/Liberty G.P. Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties Inc., a Delaware corporation. The general partners of Liberty Associates are the Related General Partner and the Liberty General Partner.

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

              The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partners.

NOTE 2  -     Summary of Significant Accounting Policies

              a)  Basis of Consolidation

                  The consolidated financial statements include the accounts of the Partnership and 31 subsidiary partnerships in which the Partnership is a limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

                  The Partnership's fiscal year ends on March 15. All subsidiaries have calendar year ends. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 15. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

                  Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997

NOTE 2  -     Summary of Significant Accounting Policies (Continued)

              a)  Basis of Consolidation

                  Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $157,000, $175,000 and $79,000 for the years ended March 15, 1997, 1996 and 1995, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

              b)  Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

              c)  Property and Equipment

                  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is nonrecoverable. Effective March 16, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

                  Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit of loss on such disposition is reflected in earnings. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 15, 1997, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              d)  Organization and Offering Costs

                  Costs incurred to organize the Partnership including but not limited to legal, accounting, and registration fees are considered deferred organization expenses. These costs have been capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital (Note 8).

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997

NOTE 2  -     Summary of Significant Accounting Policies (Continued)

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

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

              Cash and Cash Equivalents and Cash Held in Escrow
              -------------------------------------------------

              The carrying amount approximates fair value.

              Mortgage Notes Payable
              ----------------------

              The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

              The estimated fair values of the Partnership's mortgage notes payable are as follows:

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997

NOTE 3  -     Fair Value of Financial Instruments (Continued)

                                              March 15, 1997                  March 15, 1996
                                        ---------------------------      -------------------------
                                         Carrying                         Carrying*
Mortgage Notes Payable for                Amount        Fair Value          Amount      Fair Value
    which it is:                        -----------     -----------      -----------    ----------
Practicable to estimate fair value      $63,531,870     $63,407,383      $63,491,831    $63,088,547
Not Practicable                         $94,111,193               *      $87,102,065            (a)

             * Reclassified for comparative purposes.

            (a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

              The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.


NOTE 4  -     Property and Equipment

              The components of property and equipment are as follows:

                                             March 15
                                  ---------------------------  Estimated Useful
                                      1997           1996        Lives (Years)
                                  ------------   ------------  ----------------

Land                              $ 11,804,469   $ 11,804,469          -
Buildings and improvements         238,560,792    237,764,534       15 to 40
Other                                4,448,700      4,033,439        3 to 20
                                  ------------   ------------
                                   254,813,961    253,602,442
Less:  Accumulated depreciation     72,046,250     63,484,987
                                  ------------   ------------

                                  $182,767,711   $190,117,455
                                  ============   ============

              Included in property and equipment are $6,859,371 of acquisition fees paid to the general partners and $952,737 of acquisition expenses. In addition, as of March 15, 1997, buildings and improvements include $2,870,719 of capitalized interest.

              In connection with the development or rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $23,360,275 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

              Depreciation expense for the years ended March 15, 1997, 1996 and 1995 amounted to $8,575,413, $8,785,046 and $8,793,783, respectively.

              During the year ended March 15, 1997, accumulated depreciation on dispositions amounting to $14,150 was written off.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997


NOTE 5  -     Cash Held in Escrow

              Cash held in escrow consists of the following:

                                                          March 15
                                                ----------------------------
                                                   1997              1996
                                                ----------        ----------
Real estate taxes, insurance, and other         $2,506,597        $2,664,682
Reserve for replacements                         5,955,308         6,033,062
Other                                              797,033           796,208
                                                ----------        ----------
                                                $9,258,938        $9,493,952
                                                ==========        ==========

NOTE 6  -     Deferred Costs

              The components of other deferred costs and their periods of amortization are as follows:

                                            March 15
                                   -----------------------
                                      1997         1996        Period (Months)
                                   ----------   ----------     ---------------
Operating guarantee fee            $  510,443   $  510,443           60
Financing expenses                  4,724,538    4,525,450            *
Organization expenses               1,452,489    1,452,489           60
Supervisory salaries                  795,609      795,609           60
Other                                  48,518       48,518        Various
                                   ----------   ----------
                                    7,531,597    7,332,509

Less:  Accumulated amortization    (3,694,780)  (3,520,961)
                                   ----------   ----------
                                   $3,836,817   $3,811,548
                                   ==========   ==========

              *Over the life of the respective mortgages.

              Amortization of deferred costs for the years ended March 15, 1997, 1996 and 1995 amounted to $298,389, $275,301 and $720,530, respectively.

              During the year ended March 15, 1997, deferred costs and accumulated amortization of $124,570 were written off.


NOTE 7  -     Mortgage Notes Payable

              The mortgage notes are payable in aggregate monthly installments of approximately $1,081,000 including principal and interest at rates varying from 1% to 12% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997

NOTE 7  -     Mortgage Notes Payable (Continued)

              Annual principal payment requirements as of March 15, 1997 for each of the next five fiscal years and thereafter are as follows:

               Fiscal Year           Amount
               -----------        ------------
                 1997             $  2,491,420
                 1998                2,708,286
                 1999                2,950,025
                 2000                3,210,646
                 2001                9,289,670
                 Thereafter        136,993,019
                                  ------------
                                  $157,643,066
                                  ============

              See Notes 10 and 11 for other subsidiary partnerships' financing activities.

              Quality Hill Historic District - Phase II - A, L.P.
              ---------------------------------------------------

              One of the loans providing permanent financing for Quality Hill Historic District - Phase II A, L.P. ("Quality Hill") is being provided by the Land Clearance for Redevelopment Authority of Kansas City ("LCRA") in the amount of $960,000. This non-interest bearing note is secured by a fourth deed of trust on the rental property and is due in full on June 26, 2021. One-fourteenth of the unpaid principal balance shall be forgiven annually on the anniversary date of the note so long as the property is used only as rental property for qualified low-income families and individuals. In both 1996 and 1995, $68,571 is recorded as cancellation of indebtedness income and is included in other income.

              2108 Bolton Drive Associates L.P.
              ---------------------------------

              On March 20, 1996, 2108 Bolton Drive Associates L.P. ("2108") refinanced its mortgage payable which had a balance of approximately $3,500,000. The new mortgage note in the amount of $4,480,000 paid off the former mortgage note and approximately $900,000 of debt due to an affiliate of the Partnership. The mortgage bears interest at the rate of 8.64% per annum and is payable in monthly installments of $36,103 which includes principal and interest through March 2006, when the remaining principal balance of approximately $3,785,000 will be due.

              B & C Housing I Associates, L.P. ("Sun Garden/Worthington Apts.")
              -----------------------------------------------------------------

              The local general partnership interest in B & C Housing I Associates, L.P. ("Sun Garden/Worthington Apts.") was sold to Michaels Corp., coincident with a proposed loan modification. Effective February 1, 1996, the property refinanced its mortgage and reduced its interest rate from 10.25% to 7.15%, which will result in annual interest cost savings of approximately $170,000, enabling the owner to complete an approved repair and replacement plan over the next four years. The mortgage is payable in monthly installments of $37,901 which includes principal and interest through the maturity date of July 2028.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997


NOTE 8  -     Related Party Transactions

              An affiliate of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

              The General Partners and their affiliates (through common ownership) perform services for the Partnership. The costs incurred for the years ended March 15, 1997, 1996 and 1995 are as follows:

              A)  Related Party Fees

                                               Year Ended March 15
                                   -----------------------------------------
                                       1997          1996            1995
                                   -----------    -----------    -----------
Partnership management fees (a)    $ 1,138,000    $   294,500    $   291,500
Expense reimbursement (b)              117,130        213,927        145,946
Property management fees (c)         1,345,905      1,184,824      1,470,702
Local administrative fee (d)            76,500         81,500         63,750
Interest expense (e)                                                 546,311
                                   -----------    -----------    -----------

                                   $ 2,677,535    $ 1,774,751    $ 2,518,209
                                   ===========    ===========    ===========

                  (a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement) for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the general partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $1,988,000 and $850,000 were accrued and unpaid as of March 15, 1997 and March 15, 1996, respectively.

                  (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $293,000 and $172,000 were accrued and unpaid as of March 15, 1997 and March 15, 1996, respectively.

                      The General Partners have continued advancing funds and allowing for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

                  (c) Property management fees incurred by subsidiary partnerships amounted to $1,851,991, $1,828,409 and $1,801,111 for the years ended March 15, 1997, 1996 and 1995, respectively. Of these fees $1,265,395, $1,108,548 and $1,407,893 were incurred to affiliates of the subsidiary partnerships' general partners. In addition $80,510, $76,276 and $62,809 were incurred to affiliates of the Partnership.

                  (d) Liberty Associates III L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


                  (e) On May 26, 1994, Ludlam Gardens Apartments, Ltd. ("Ludlam") closed on a $2,800,000 loan with Northern Trust Bank of Florida N.A. and paid off the indebtedness with Barnett Bank of South Florida in the amount of $2,718,435.

                  The Barnett Bank loan in the original amount of $3,300,000 which was to mature on August 28, 1997 was satisfied in full. This loan was amortized assuming an 11.44% payrate, with the interest rate reset on an annual basis at a rate which was 2.75% over the average weekly yield on U.S. Treasury Bills adjusted to a one year constant. The interest in effect at the time of refinancing was 6.12%. To the extent that any monthly payment exceeded the applicate interest rate, such excess payment (positive amortization) was treated as a voluntary prepayment of the outstanding principal balance. In accordance with the Partnership Agreement, upon the refinancing, proceeds from the savings of interest expense amounting to $441,124 due to positive amortization became payable to the general partner.

                  On May 26, 1994 Dixie Apartments Associates, Ltd. ("Dixie") closed on a $1,000,000 loan with Northern Trust Bank of Florida N.A. and paid off the indebtedness with Barnett Bank of South Florida in the amount of $947,999.

                  The Barnett Bank loan in the original amount of $1,100,000 which was to mature on August 28, 1997 was satisfied in full. This loan was amortized assuming an 11.44% payrate, with the interest rate reset on an annual basis at a rate which was 2.75% over the average weekly yield on U.S. Treasury Bills adjusted to a one-year constant. The interest in effect at the time of refinancing was 6.12%. To the extent, under the original loan, that any monthly payment exceeded the applicable interest rate, such excess payment (positive amortization) was treated as a voluntary prepayment of the outstanding principal balance. In accordance with the Partnership Agreement, upon the refinancing, proceeds from the savings of interest expense amounting to 105,187 due to positive amortization became payable to the general partner.

                  The General Partners of the Partnership were allocated approximately $69,000, $45,000 and $10,000 of passive losses for the years ended March 15, 1997, 1996 and 1995, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997

NOTE 8 -      Related Party Transactions  (Continued)

                  Liberty Associates III L.P. received cash distributions of approximately $1,900, $800 and $3,500 during the years ended March 15, 1997, 1996 and 1995, respectively.

                  Liberty Associates III L.P. was allocated Low-Income Housing Tax Credits of approximately $2,200, for each of the taxable years ended March 15, 1997, 1996 and 1995, respectively.

                  (f) Due to local general partners and affiliates at March 15, 1997 and 1996 consists of the following:

                                                                       March 15,
                                                           ------------------------------
                                                               1997              1996
                                                           -----------        -----------
Operating deficit advances                                 $   586,265        $   513,055
Operating advances                                           1,111,030          1,045,530
Development fee payable                                        231,400            255,000
Residual loan payable                                           52,500             52,500
Interest (g)                                                 4,469,886          3,766,055
Long term notes payable (g)                                  5,725,981          5,586,311
Management and other fees                                    1,984,686          2,240,296
                                                           -----------        -----------
                                                           $14,161,748        $13,458,747
                                                           ===========        ===========

                  (g)    Long term notes payable consist of the following:

Grove Parc Assoc. L.P.
----------------------
This note bears interest at 7.39% compounded annually on
May 1 of each year. The note is secured by a mortgage
subordinate in rights to mortgages securing the building
loan. Both principal and interest on the loan are due
and payable in full out of residual receipts on April
29, 2010, or are immediately due and payable upon
refinancing or sale of the project.                        $ 5,040,000        $ 5,040,000

Dixie Apartment Assoc. LTD
--------------------------
This promissory note bears interest at 11% with a
maturity date of June 1, 2002.  (Note 10)                      105,187            105,187
Ludlam Gardens Apartments LTD
This promissory note bears interest at 11% with a
maturity date of June 1, 2000.  (Note 10)                      441,124            441,124

B & C Housing Associates
------------------------
This promissory note bears interest on the unpaid
principal balance with interest at prime plus 2% per
annum payable along with principal as and when permitted
by the partnership agreement and payable only
from surplus cash.                                             139,670                  0
                                                           -----------        -----------

                                                            $5,725,981         $5,586,311
                                                           ===========        ===========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997

NOTE 8 -      Related Party Transactions  (Continued)

              B)  Guarantees

                  The Partnership has negotiated Operating Deficit Guaranty Agreements with all of the Local Partnerships in which the Local General Partners have agreed to fund operating deficits, up to a stated maximum amount, for a specified period of time (generally, three years commencing at break-even). The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership. The gross amount of the Operating Deficit Guarantees aggregate approximately $16,880,000, of which approximately $16,430,000, $16,430,000 and $15,388,000 expired as of March 15, 1997, 1996 and 1995, respectively. As of March 15, 1997, 1996 and 1995, $695,097, $621,887 and
$513,055, respectively, remains as funded by the Local General Partners to meet such obligations. Of the amount funded through March 15, 1997, approximately $108,000 has been recorded as a capital contribution and the remaining balance of approximately $587,000 is recorded as due to local general partners and affiliates as noninterest-bearing operating advances to be repaid from operating cash flows. All operating deficit guarantees expire within the next three years. Management does not expect a material impact on liquidity based on prior years' fundings.

                  The general partners of Bayridge Associates Limited Partnership ("Bayridge"), a subsidiary partnership, agreed to provide guarantees of up to $1,000,000 to fund debt service deficiencies in the event certain debt coverage and debt service ratios were not met for specified periods of time. As of March 15, 1997, no guarantees have been funded. The Debt Coverage Guaranty Agreement provides for the security to be reduced to a $100,000 letter of credit provided by the Bayridge general partners.

NOTE 9  -     Income Taxes

              A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                          Year Ended December 31
                                                             ------------------------------------------------
                                                                 1996              1995              1994
                                                             ------------      ------------      ------------
Financial statement
Net loss                                                     $ (7,657,731)     $ (6,457,394)     $    (55,346)
Difference between depreciation and amortization
   expense recorded for financial reporting purposes
   and the accelerated cost recovery system utilized
   for income tax purposes                                         60,188            84,208           (79,957)
Difference resulting from parent company having a
   different fiscal year for income tax and financial
   reporting purposes                                             900,555           (62,638)         (160,802)
Cancellation of indebtedness income                                     0                 0           742,260
Tax basis forgiveness of debt                                     (89,648)        2,096,523                 0
Differences resulting principally from rental income
   recognized for income tax purposes and deferred for
   financial reporting purposes and interest and other
   operating expenses deducted for financial reporting
   purposes not deducted for income tax purposes                  (79,417)          310,469        (1,148,420)
                                                             ------------      ------------       -----------

Net loss as shown on the income tax return for the
   calendar year ended                                       $ (6,866,053)     $ (4,028,832)      $  (702,265)
                                                             ============      ============       ===========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997


NOTE 10 -     Extraordinary Item

              Extraordinary item consists of the following:

                                                 Year Ended March 15
                                                         1995
                                                 -------------------
2108 Bolton Drive Associates, L.P. -
 forgiveness of indebtedness income                   $9,335,750
                                                      ----------
                                                      $9,335,750
                                                      ==========
              2108 Bolton Drive Associates, L.P.
              ----------------------------------

              During the 1993 Fiscal Year, the original general partner of Bolton, the predecessor to 2108 Bolton Drive Associates, L.P., was replaced by New Texas Associates, Inc. ("New Texas"); accordingly operating deficit loans previously advanced by the former general partner in the amount of $196,889 were forgiven and the operating deficit agreement cancelled. New Texas had attempted to reach a provisional mortgage workout agreement with HUD. Subsequent to December 31, 1993, HUD concluded that a workout was not in its best interest and ordered that the property be sold. The sale occurred on April 26, 1994 for a price of $4,500,000 to a new limited partnership, 2108 Bolton Drive Associates, L.P. ("2108"). The 98.99% limited partner of 2108 is the Partnership. The closing occurred on July 13, 1994. On June 28, 1994, Bolton was merged with 2108. For tax purposes, as well as in the financial statements, the transaction was considered a continuation of Bolton.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997


NOTE 11 -     Commitments and Contingencies

              a)  Subsidiary Partnership - Going Concern

                  Three subsidiary partnerships, Redwood Villa Associates, Walnut Park Plaza Associates and Willoughby-Wyckoff Housing Associates have significant contingencies and uncertainties regarding their continuing operations which raise substantial doubt about their abilities to continue as going concerns. The financial statements of these three subsidiary partnerships were prepared assuming that each will continue as a going concern.

                  Redwood Villa Associates, L.P.
                  ------------------------------

                  Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 1996 Fiscal Year, Redwood experienced a loss of $204,847, including $218,595 of depreciation and $4,533 of amortization and at December 31, 1996, had a working capital deficiency of $448,810 and a deficit in partners' equity of $241,085. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or contributions from partners. Management, whenever possible plans to reduce operating costs to achieve profitable operations. The financial statements for the 1996, 1995 and 1994 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 1997 and 1996 was reduced to zero by prior years' losses and the minority interest balance was approximately $410,000 and $412,000, respectively. Redwood's net loss after minority interest amounted to approximately $203,000, $238,000 and $393,000 for the 1996, 1995 and 1994 Fiscal
Years, respectively.

                  Walnut Park Plaza Associates
                  ----------------------------

                  Walnut Park Plaza Associates ("Walnut Park") has sustained recurring losses from operations. At December 31, 1996, Walnut Park had not made certain payments required under the terms of the Bond Indenture and, as a result, is in default. In August 1995, the Project's bonds payable were sold by the bondholder to E. A. Moos ("Moos"). On April 9, 1996, Walnut Park entered into an interim agreement with Moos which expired October 15, 1996. Moos and Walnut Park continued to operate under the interim agreement while negotiating a Settlement Agreement and Release ("the Agreement"). The

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997


NOTE 11 -     Commitments and Contingencies (Continued)

interim agreement primarily allows Moos to select an interim and permanent replacement property manager, to formulate a proposal to replace the general partner, and to possibly restructure the indebtedness of the Project. On April 29, 1997, the Agreement was signed which provides for, among other things, the transfer of the general partner interest to RCC Partners '96 LLC ("RCC"), an affiliate of the Partnership. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to approve certain major operating and financial decisions, the Partnership continues to have a controlling financial interest in Walnut Park. Walnut Park's continued existence is dependent on the impact of the interim agreement and ultimately the resolution of the default of certain obligations under the terms of the Bond Indenture. Contingent upon the outcome of the interim agreement and of the status of the Bond Indenture default, Walnut Park may be unable to continue as a going concern in its present form. The Partnership's investment in Walnut Park at March 15, 1997 and 1996 was reduced to zero by prior years' losses and the minority interest balance amounted to approximately $437,000 and $442,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $541,000, $257,000 and $193,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

                  Willoughby-Wyckoff Housing Associates
                  -------------------------------------

                  The financial statements of Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about the Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies, and equity deficiencies.
                  Management plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations.
                  Continuance of Willoughby as a going concern is dependent upon the Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
                  The Partnership's investment in Willoughby at March 15, 1997 and 1996 was reduced to zero by prior years losses and the minority interest balance was approximately $277,000 and $280,000, respectively. Willoughby's net loss after minority interest amounted to approximately $276,000, $309,000 and $316,000 for the 1996, 1995, and 1994 Fiscal Years.

              b)  Subsidiary Partnerships - Other

                  Silver Blue Lake Apartments, Ltd
                  --------------------------------

              Three noteholders, which provided additional permanent financing for Silver Blue Lake Apartments Ltd. ("Silver Blue Lake"), had commenced legal action against Silver Blue Lake claiming that it was in default of the provisions of the notes regarding the payments of principal and interest to be made from net cash flow, as defined. Accordingly, they had declared the notes to be in default and had demanded the entire outstanding indebtedness of principal and interest. At December 31, 1996, total indebtedness, under these notes, amounted to $267,840. In December 1995, a settlement agreement was reached by Silver Blue Lake and the noteholders. Silver Blue Lake agreed to pay the noteholders $18,480, record a second mortgage covering the notes, and pay interest

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997


NOTE 11 -     Commitments and Contingencies (Continued)

              Subsidiary Partnerships - Other (Continued)

semiannually up to 20% of cash flow or $1,250 whichever is greater. The Partnership's investment in Silver Blue Lake at March 15, 1997 and 1996 was reduced to zero by prior years' losses and the minority interest balance was zero at each date. Silver Blue Lake's net income (loss) after minority interest amounted to approximately $21,000, ($21,000) and ($146,000) for the 1996, 1995 and 1994 Fiscal Years, respectively.

                  Regent Street Associates, L.P.
                  ------------------------------

                  Regent Street Associates, L.P. ("Regent Street") has received from the Internal Revenue Service a Notice of Final Partnership Administrative Adjustment. Pursuant to the notice, the Internal Revenue Service has challenged the method in which Regent Street has allocated the below-market federal financing to its properties, which challenge, if successful, would result in Regent Street only being able to claim a 4% Low Income Housing Tax Credit rather than a 9% Low Income Housing Tax Credit. The Internal Revenue Service has also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. The general partners of the Regent Street subsidiary partnership have filed a petition in the United States Tax Court for readjustment challenging each of the positions taken by the Internal Revenue Service. The Partnership's investment in Regent Street at March 15, 1997 and 1996 was approximately $919,000 and $1,153,000, respectively, and the minority interest balance was zero at each date. Regent Street's net loss after minority interest amounted to approximately $234,000, $336,000 and $322,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

                  Robin Housing Associates
                  ------------------------

                  Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. Robin Housing's insurance carrier intends to defend the subsidiary partnership vigorously. Management believes that the insurance coverage is adequate to cover any liability arising from this action. Since it is too premature to make an evaluation of the amount or range of Robin Housing's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $711,000. The Partnership's investment in Robin Housing was approximately $711,000 and $830,000 at March 15, 1997 and 1996, respectively, and the minority interest balance was approximately $174,000 and $292,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $115,000, $140,000 and $121,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

                  Magnolia Arms Associates, Ltd.
                  ------------------------------

                  Magnolia Arms Associates, Ltd. ("Magnolia") was in default of its mortgage and effective September 1, 1995, Magnolia entered into a forbearance agreement with their bondholders and mortgagee which reduced the interest rate to 5% per annum and subjected the bonds to mandatory sinking fund redemption at discounted payment rates ranging from 65% in 1995 to 100% in 2017, contingent upon payments being made. The bondholders have directed the trustee not to accelerate the maturity of the bonds or to pursue any remedies provided for in the financing documents as long as the parties to the agreement are meeting their obligations. The Partnership's investment in Magnolia at March 15, 1997 and 1996 was reduced to zero by prior years' losses and the minority interest balance was zero at each date. Magnolia's net (loss) income after minority interest amounted to approximately ($112,000), $33,000 and ($648,000) for the 1996, 1995 and 1994 Fiscal Years, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1997


NOTE 11 -     Commitments and Contingencies (Continued)

              c)  Lease Commitment

                  One of the subsidiary partnerships entered into a forty-year ground lease for the land on which the building is built. As stipulated in the lease, the subsidiary partnership agrees to pay all real estate taxes, license and permit fees, among other charges that may be assessed upon the land or improvements. At December 31, 1996, the subsidiary partnership was committed to minimum future rentals on the noncancellable lease in the amount of $60,000 a year through 2028. The lease payments are payable from available cash and at December 31, 1996, the subsidiary partnership has accrued lease payments of $232,647.

              d)  Uninsured Cash and Cash Equivalents

                  The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 1997, uninsured cash and cash equivalents approximated $484,000.

              e)  Letter of Credit

                  The subsidiary partnerships were contingently liable at December 31, 1996 on the following open letters of credit:

                  Debt service                                 $700,000
                  Development contingency                        23,310
                                                               --------
                                                               $723,310
                                                               ========

              f)  Other

                  The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

              g)  Tax Credits

                  The Partnership and BAC holders began recognizing Housing Tax Credits with respect to the Properties when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increases over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1996, 1995 and 1994 tax years, Housing Tax Credits of $11,001,671, $11,327,236 and $11,327,236 were generated.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

              The Partnership has no directors or officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties, Inc., the General Partner of the Related General Partner, who may be deemed directors or executive officers of the Partnership is set forth below.

Related Credit Properties Inc.
------------------------------

              Name                                  Position
              ----                                  --------
              Stephen M. Ross                       Director

              J. Michael Fried                      President and Director

              Alan P. Hirmes                        Senior Vice President

              Stuart J. Boesky                      Vice President

              Richard A. Palermo                    Treasurer

              Lynn A. McMahon                       Secretary


              STEPHEN M. ROSS, 57, is a Director of the general partner of the Related General Partner. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

              J. MICHAEL FRIED, 53, is President and a Director of the general partner of the Related General Partner. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of Related. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

              ALAN P. HIRMES, 42, is a Senior Vice President of the general partner of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

              STUART J. BOESKY, 41, is Vice President of the general partner of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

              RICHARD A. PALERMO, 37, is Treasurer of the general partner of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration Degree.

              LYNN A. McMAHON, 41, is Secretary of the general partner of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.


Liberty GP Inc.
---------------

   Name                       Position
   ----                       --------
   Paul L. Abbott             Chairman of the Board, President, Chief Executive
                              Officer and Chief Financial Officer

   Donald E. Petrow           Vice President


              PAUL L. ABBOTT, 51, is a Managing Director of Lehman Brothers and President, Chief Executive Officer and Chief Financial Officer of the Liberty General Partner. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for the investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University of St. Louis.

              DONALD E. PETROW, 40, is a First Vice President of Lehman Brothers and Vice President of the Liberty General Partner. From March 1989, he has been responsible for the investment management of various investment portfolios, including but not limited to, federal insured mortgages, residential real estate, broadcasting and energy. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman Brothers, was involved in investment banking activities relating to partnership finance and acquisition. Prior to joining Lehman Brothers, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

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

              Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.


Item 12.      Security Ownership of Certain Beneficial Owners and Management.


                                 Name and Address of                 Amount and Nature of              Percent
Title of Class                   Beneficial Owner                    Beneficial Owner                 of Class
--------------                   ----------------                    ----------------                 --------
General Partnership              Related Credit Properties L.P.      $500 capital contribution           49%
Interest in the Partnership      625 Madison Avenue                  - directly owned
                                 New York, NY 10022

                                 Liberty GP Inc.                     $500 capital contribution           49%
                                 c/o Lehman Brothers                 - directly owned
                                 3 World Financial Center
                                 New York, NY  10285

                                 Liberty Associates III L.P.         $1,000 capital contribution          2%
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

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                        Sequential
                                                                                                           Page
                                                                                                        ----------
(a) 1.        Financial Statements
              --------------------

              Independent Auditors' Report                                                                  17

              Consolidated Balance Sheets at March 15, 1997 and 1996                                        95

              Consolidated Statements of Operations for the Years Ended March 15,
              1997, 1996 and 1995                                                                           96

              Consolidated Statements of Changes in Partners' Capital for the Years
              Ended March 15, 1997, 1996 and 1995                                                           97

              Consolidated Statements of Cash Flows for the Years Ended March 15,
              1997, 1996 and 1995                                                                           98

              Notes to Consolidated Financial Statements                                                   100


(a) 2.        Financial Statement Schedules
              -----------------------------

              Independent Auditors' Report                                                                 121

              Schedule I - Condensed Financial Information of Registrant                                   122

              Schedule III - Real Estate and Accumulated Depreciation                                      125

              All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.


(a) 3.        Exhibits
              --------

(21)          Subsidiaries of the Registrant - the local partnerships set forth in Item                    118
              2 may be considered subsidiaries of the Registrant

(27)          Financial Data Schedule (filed herewith)                                                     127


(b)           Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter.



Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

(c)           Subsidiaries of the Registrant (Exhibit 21)
              ------------------------------

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



(d)           Not applicable

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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                            By:    RELATED CREDIT PROPERTIES L.P.,
                                   a General Partner


                            By:    RELATED CREDIT PROPERTIES INC.,
                                   its General Partner

Date:  June 27, 1997

                                 By:   /s/ J. Michael Fried
                                       --------------------
                                       J. Michael Fried
                                       President, Chief Executive Officer
                                       and Director
                                       (Principal Executive Officer)


                            By:    LIBERTY GP INC.,
                                   a General Partner

Date: June 27, 1997

                                 By:   /s/ Paul L. Abbott
                                       ------------------
                                       Paul L. Abbott
                                       Chairman of the Board, President,
                                       Chief Executive Officer, Chief Financial
                                       Officer, and Director

                                   SIGNATURES


              Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          Signature                                              Title                                   Date
------------------------------             --------------------------------------------------        --------------
                                           President, Chief Executive Officer (principal
/s/ J. Michael Fried                       executive officer) and Director of Related Credit
----------------------                     Properties Inc., general partner of Related Credit
J. Michael Fried                           Properties L.P. (a General Partner of Registrant)         June 27, 1997


                                           Senior Vice President, (principal financial
/s/ Alan P. Hirmes                         officer) of Related Credit Properties Inc.,
----------------------                     general partner of Related Credit Properties
Alan P. Hirmes                             L.P. (a General Partner of Registrant)                    June 27, 1997


                                           Treasurer (principal accounting officer)
/s/ Richard A. Palermo                     of Related Credit Properties Inc.,
----------------------                     general partner of Related Credit Properties,
Richard A. Palermo                         L.P. (a General Partner of Registrant)                    June 27, 1997


/s/ Stephen M. Ross                        Director of Related Credit Properties Inc.,
----------------------                     a general partner of Related Credit
Stephen M. Ross                            Properties L.P. (a General Partner of Registrant)         June 27, 1997


                                           Chairman of the Board, President, Chief
                                           Executive Officer (principal executive officer),
/s/ Paul L. Abbott                         Chief Financial Officer and Director of
----------------------                     Liberty GP Inc. (a General Partner                        June 27, 1997
Paul L. Abbott                             of Registrant)


/s/ Donald E. Petrow                       Vice President of Liberty GP Inc.
----------------------                     (a General Partner of Registrant)                         June 27, 1997
Donald E. Petrow


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)


              In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 26, 1997 on page 17 and based on the reports of other auditors, we have also audited supporting Schedule I for the 1996, 1995 and 1994 Fiscal Years and Schedule III at March 15, 1997. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

              As discussed in Note 11(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 1996 Fiscal Year, these subsidiary partnerships incurred significant operating losses and one is in default on its mortgage obligation. These conditions raise substantial doubt about the subsidiary partnership's abilities to continue as going concerns. The financial statements of these three subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' losses before extraordinary items aggregated $1,027,546 (Fiscal 1996), $812,198 (Fiscal 1995), and $911,453
(Fiscal 1994) and their assets aggregated $17,647,112 and $18,794,249 at March 31, 1997 and 1996, respectively. Management's plans regarding these matters are also discussed in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP

New York, New York
June 26, 1997

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


              Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships):


                          LIBERTY TAX CREDIT PLUS L.P.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                      March 15
                                            ------------------------------
                                                1997               1996
                                            -----------        -----------
Cash and cash equivalents                   $    82,962        $    19,370
Investment in subsidiary partnerships        27,362,123         30,262,683
Due from subsidiary partnership               1,109,070          1,109,070
Other assets                                    253,499            277,870
                                            -----------        -----------

    Total assets                            $28,807,654        $31,668,993
                                            ===========        ===========


                        LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates       $ 2,399,155        $ 1,081,081
                                            -----------        -----------
   Total liabilities                          2,399,155          1,081,081


Partners' equity                             26,408,499         30,587,912
                                            -----------        -----------

Total liabilities and partners' equity      $28,807,654        $31,668,993
                                            ===========        ===========

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' equity on the consolidated balance sheet will differ from partners' equity shown above.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                          Year Ended March 15
                                                            ------------------------------------------------
                                                                1997             1996              1995*
                                                            ------------     ------------      -------------
Revenues                                                    $      1,150     $        785      $       7,269
                                                            ------------     ------------      -------------

Expenses

   Administrative and management                                 233,068          202,447            193,644
   Administrative and management-related parties               1,255,130          508,427            437,446
                                                            ------------     ------------      -------------

   Total expenses                                              1,488,198          710,874            631,090
                                                            ------------     ------------      -------------

   Loss from operations                                       (1,487,048)        (710,089)          (623,821)

   Equity in (loss) income of subsidiary partnerships         (2,692,365)      (3,255,555)         2,228,609
                                                            ------------     ------------      -------------

Net (loss) income                                           $ (4,179,413)    $ (3,965,644)     $   1,604,788
                                                            ============     ============      =============


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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Year Ended March 15
                                                              -------------------------------------------------
                                                                 1997                1996              1995*
                                                              -----------        -----------        -----------
Cash flows from operating activities:

Net  (loss) income                                            $(4,179,413)       $(3,965,644)       $ 1,604,788
                                                              -----------        -----------        -----------

Adjustments to reconcile net loss to net cash used in operating activities:

  Equity in loss (income) of subsidiary partnerships            2,692,365          3,255,555         (2,228,609)
  Decrease in other assets                                         24,371             19,790            146,665
  Due from subsidiary partnership                                       0              8,990         (1,036,522)

  Increase (decrease) in liabilities

  Due to general partners and affiliates                        1,318,074            507,737            285,988
  Other liabilities                                                     0                  0            (11,249)
                                                              -----------        -----------        -----------

  Total adjustments                                             4,034,810          3,792,072         (2,843,727)
                                                              -----------        -----------        -----------

  Net cash used in operating activities                          (144,603)          (173,572)        (1,238,939)
                                                              -----------        -----------        -----------

Cash flows provided by investing activities:

  Distributions from subsidiaries                                 208,195            139,855            218,702
                                                              -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents               63,592            (33,717)        (1,020,237)

Cash and cash equivalents, beginning of year                       19,370             53,087          1,073,324
                                                              -----------        -----------        -----------

Cash and cash equivalents, end of year                        $    82,962        $    19,370        $    53,087
                                                              ===========        ===========        ===========



* Restated for comparative purposes to reflect investments in certain subsidiary partnerships at zero.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 1997

                                                           Initial Cost to                            Gross Amount at which
                                                              Partnership           Cost            Carried At Close of Period
                                                        -----------------------  Capitalized   ------------------------------------
                                                                     Buildings   Subsequent to            Buildings
Subsidiary Partnership's                                                 and      Acquisition:               and
Residential Property                     Encumberances     Land     Improvements Improvements    Land    Improvements      Total
-------------------------------------    -------------  ---------  ------------- ------------  --------- ------------   -----------
B & C Housing Associates, L.P.
    Tulsa, OK                            $ 5,691,589    $727,300    $ 5,420,791  $ 2,489,238   $729,685   $ 7,907,644   $ 8,637,329
State Street 86 Associates, L.P.
    Camden, NJ                             8,632,420     861,947     12,460,882      272,280    864,332    12,730,777    13,595,109
Fox Glenn Investors, L.P.
    Seat Pleasant, MD                      6,063,047     491,209      6,548,849      293,799    493,594     6,840,263     7,333,857
Shiloh Grove L.P. (Mt Vernon)
    Columbus, OH                          13,933,333     764,874     16,618,743      430,896    767,259    17,047,254    17,814,513
Silver Blue Lake Apartments Ltd.
    Miami, FL                              4,072,500     537,204      4,755,176       55,766    539,589     4,808,557     5,348,146
Lancaster Towers Associates, Ltd.
    Lancaster, NY                          2,717,305     147,000      3,673,921      816,625    149,385     4,488,161     4,637,546
West Kinney Associates, L.P.
    Newark, NJ                             4,734,300     262,466      6,072,924      315,207    264,850     6,385,747     6,650,597
Autumn Park Associates, L.P.
    Wilsonville, OR                        3,922,343     369,932      2,251,887    3,564,042    938,336     5,247,525     6,185,861
Regent Street Associates, L.P.
    Philadelphia, PA                       4,388,925      40,000      7,387,283      225,870     42,384     7,610,769     7,653,153
Magnolia Arms Associates, Ltd.
    Jacksonville, FL                       7,167,934     125,000      8,165,738      314,765    127,384     8,478,119     8,605,503
Greenleaf Associates L.P.
    Kansas City, MO                        4,434,834     695,000      5,125,103      211,147    697,384     5,333,866     6,031,250
Alameda Towers, Associates L.P.
    San Juan, PR                           8,983,041     644,000     15,157,047      373,847    646,384    15,528,510    16,174,894
Dixie Apartment Associates, Ltd.
    Miami, FL                                971,358     194,480      1,354,562       53,230    196,864     1,405,408     1,602,272
Ludlam Gardens Apartments, Ltd.
    Miami, FL                              2,719,801     755,057      3,943,234       47,692    757,441     3,988,542     4,745,983
Grove Park Associates, L.P. (Woodlawn)
    Chicago, IL                            5,354,047     600,000      9,386,536    7,347,084    602,384    16,731,236    17,333,620
2108 Bolton Drive Associates, L.P.
    Atlanta, GA                            4,448,460     835,000      6,599,896    6,005,687    837,384    12,603,199    13,440,583
Apple Creek Housing Associates, Ltd.
    Arvada, CO                            10,563,089     618,136     10,973,665      284,877    620,520    11,256,158    11,876,678
Redwood Villa Associates
    San Diego, CA                          4,034,010           0      5,931,183       77,664      2,384     6,006,463     6,008,847
Charles Drew Court Associates, L.P.
    Atlantic City, NJ                      4,421,144         100      7,893,416      320,448    143,846     8,070,118     8,213,964
Walnut Park Plaza Associates, L.P.
    Philadelphia, PA                       7,710,000     454,707      7,690,675    2,269,456    457,091     9,957,747    10,414,838
Bayridge Associates, L.P.
    Beaverton, OR                          6,048,722     917,682        488,333   10,879,870    920,066    11,365,819    12,285,885
United-Pennsylvanian, L.P.
    Erie, PA                               3,633,957     217,000      4,191,327      703,053    219,385     4,891,995     5,111,380


[RESTUBBED TABLE]

                                                                                          Life on which
                                                                                         Depreciation in
                                                          Year of                         Latest Income
                                        Accumultated   Construction/        Date           Statement is
                                        Depreciation     Renovation       Acquired        Computed (a)(b)
                                        ------------     ----------       ---------       ---------------
B & C Housing Associates, L.P.
    Tulsa, OK                           $  2,487,816        1987          Dec. 1987        27.5 years
State Street 86 Associates, L.P.
    Camden, NJ                             4,511,949        1987          Feb. 1988        27.5 years
Fox Glenn Investors, L.P.
    Seat Pleasant, MD                      2,272,567        1987          Mar. 1988        27.5 years
Shiloh Grove L.P. (Mt Vernon)
    Columbus, OH                           5,454,662        1987          Feb. 1988        27.5 years
Silver Blue Lake Apartments Ltd.
    Miami, FL                              1,551,794        1987          Feb. 1988        27.5 years
Lancaster Towers Associates, Ltd.
    Lancaster, NY                          1,413,873        1987          May 1988         27.5 years
West Kinney Associates, L.P.
    Newark, NJ                             1,950,738        1983          June 1988        27.5 years
Autumn Park Associates, L.P.
    Wilsonville, OR                        1,803,552        1988          June 1988        27.5 years
Regent Street Associates, L.P.
    Philadelphia, PA                       2,417,176        1987          June 1988        27.5 years
Magnolia Arms Associates, Ltd.
    Jacksonville, FL                       3,147,766        1987          July 1988        27.5 years
Greenleaf Associates L.P.
    Kansas City, MO                        2,160,003        1987          July 1988        27.5 years
Alameda Towers, Associates L.P.
    San Juan, PR                           3,099,807        1987          July 1988        40 years
Dixie Apartment Associates, Ltd.
    Miami, FL                                430,817        1987          July 1988        27.5 years
Ludlam Gardens Apartments, Ltd.
    Miami, FL                              1,222,870        1987          July 1988        27.5 years
Grove Park Associates, L.P. (Woodl
    Chicago, IL                            4,696,074        1988          July 1988        27.5 to 31.5 years
2108 Bolton Drive Associates, L.P.
    Atlanta, GA                            4,654,943        1988          July 1988        15 to 27.5 years
Apple Creek Housing Associates, Lt
    Arvada, CO                             2,819,150        1988          June 1988        28 years
Redwood Villa Associates
    San Diego, CA                          1,772,528        1988          Sept. 1988       27.5 years
Charles Drew Court Associates, L.P
    Atlantic City, NJ                      2,699,104        1987          Sept. 1988       27.5 years
Walnut Park Plaza Associates, L.P.
    Philadelphia, PA                       2,332,304        1988          Sept. 1988       35 years
Bayridge Associates, L.P.
    Beaverton, OR                          3,072,785        1988          Dec. 1988        27.5 years
United-Pennsylvanian, L.P.
    Erie, PA                               2,418,567        1988          Dec. 1988        25 years


[END OF RESTUBBED TABLE]

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 1997
                                   (Continued)

                                                           Initial Cost to                            Gross Amount at which
                                                              Partnership           Cost            Carried At Close of Period
                                                        -----------------------  Capitalized   ------------------------------------
                                                                     Buildings   Subsequent to            Buildings
Subsidiary Partnership's                                                 and      Acquisition:               and
Residential Property                     Encumberances     Land     Improvements Improvements    Land    Improvements      Total
-------------------------------------    -------------  ---------  ------------- ------------  --------- ------------   -----------
2051 Grand Concourse Associates, L.P.
    Bronx, NY                               4,100,215      31,500    5,221,117        47,691      33,885     5,266,423     5,300,308
Concourse Artists Housing Associates, L.P.
    Bronx, NY                               1,596,295       5,750       16,100     2,278,151       8,135     2,291,866     2,300,001
Willoughby-Wycoff Housing Associates, L.P.
    Bronx, NY                               4,228,573      17,000       47,600     6,126,180      19,386     6,171,394     6,190,780
Robin Housing
    Bronx, NY                               5,474,935      26,750       70,700     8,163,046      29,136     8,231,360     8,260,496
Lund Hill Associates, L.P.
    Superior, WI                            3,749,644     205,000    4,877,828       408,632     207,900     5,283,560     5,491,460
Tanglewood Apartments, L.P.
    Joplin, MO                              3,410,729     114,932    5,233,022        83,909     117,832     5,314,031     5,431,863
Quality Hill Historic District-
    Phase II-A, L.P. Kansas City, MO        3,357,636     215,181    6,403,141       201,516     267,233     6,552,605     6,819,838
Penn Alto Associates, L.P.
    Altoona, PA                             5,116,575      60,000    2,731,082     8,901,916      93,905    11,599,093    11,692,998
Sartain School Venture, L.P.
    Philadelphia, PA                        1,962,305       3,883    3,486,875       133,651       9,126     3,615,283     3,624,409
                                         ------------ -----------  ------------  ----------- -----------  ------------  ------------
                                         $157,643,066 $10,938,090  $180,178,636  $63,697,235 $11,804,469  $243,009,492  $254,813,961
                                         ============ ===========  ============  =========== ===========  ============  ============

[RESTUBBED TABLE]

                                                                                                 Life on which
                                                                                                Depreciation in
                                                                 Year of                         Latest Income
                                               Accumultated   Construction/        Date           Statement is
                                               Depreciation     Renovation       Acquired        Computed (a)(b)
                                               ------------     ----------       ---------       ---------------
2051 Grand Concourse Associates, L.P.
    Bronx, NY                                     1,577,476        1986          Nov. 1988       27.5 years
Concourse Artists Housing Associates, L.P.
    Bronx, NY                                       668,446        1986          Nov. 1988       27.5 years
Willoughby-Wycoff Housing Associates, L.P.
    Bronx, NY                                     1,818,644        1987          Nov. 1988       27.5 years
Robin Housing
    Bronx, NY                                     2,436,081        1986          Nov. 1988       27.5 years
Lund Hill Associates, L.P.
    Superior, WI                                  1,052,922        1988          Jan. 1989       20 to 40 years
Tanglewood Apartments, L.P.
    Joplin, MO                                    1,585,500        1988          Oct. 1988       27.5 years
Quality Hill Historic District-
    Phase II-A, L.P. Kansas City, MO              1,243,085        1988          Mar. 1989       40 years
Penn Alto Associates, L.P.
    Altoona, PA                                   2,695,518        1989          June 1989       27.5 years
Sartain School Venture, L.P.
    Philadelphia, PA                                577,733        1989          Aug. 1990       40 years
                                                -----------
                                                $72,046,250
                                                ===========


{END OF RESTUBBED TABLE]

(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over their estimated useful lives ranging from 5 to 15 years.



                                           Cost of Property and Equipment                          Accumulated Depreciation
                                ------------------------------------------------      ----------------------------------------------
                                                                         Year Ended March 15,
                                ----------------------------------------------------------------------------------------------------
                                    1997              1996              1995             1997               1996             1995
                                ------------      ------------      ------------      -----------       -----------      -----------
Balance at beginning of period  $253,602,442      $252,211,688      $251,711,775      $63,484,987       $54,706,727      $46,075,052
Additions during period:
  Improvements                     1,274,858         1,397,540         1,107,848
  Depreciation expense                                                                  8,575,413         8,785,046        8,793,783
Reductions during period:
  Dispositions                        63,339             6,786           607,935           14,150             6,786          162,108
                                ------------      ------------      ------------      -----------       -----------      -----------
Balance at end of period        $254,813,961      $253,602,442      $252,211,688      $72,046,250       $63,484,987      $54,706,727
                                ============      ============      ============      ===========       ===========      ===========

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