Form 10-Q
period 1997-06-15
LIBERTY TAX CREDIT PLUS LP
filed 1997-07-30
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 15, 1997


                                       OR


                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


               Delaware                              13-3446500
     -------------------------------        -----------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)


625 Madison Avenue, New York, New York                  10022
----------------------------------------          -----------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - Financial Information

Item 1.  Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                              =============  =============
                                                June 15,       March 15,
                                                  1997           1997
                                              -------------  -------------
ASSETS
Property and equipment, at cost,
   net of accumulated depreciation
   of $74,188,290 and $72,046,250,
   respectively                               $ 180,849,407  $ 182,767,711
Cash and cash equivalents                         2,387,859      2,918,344
Cash held in escrow                               9,493,185      9,258,938
Accounts receivable - tenants                       723,390        612,022
Deferred costs - net of accumulated
   amortization of $3,766,067
   and $3,694,780, respectively                   3,765,530      3,836,817
Other assets                                      1,524,587      1,404,120
                                              -------------  -------------
   Total assets                               $ 198,743,958  $ 200,797,952
                                              =============  =============
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage notes payable                     $ 157,071,372  $ 157,643,066
   Accounts payable and other
    liabilities                                   8,243,914      7,954,170
   Due to local general partners and
    affiliates                                   14,406,311     14,161,748
   Due to general partners and
    affiliates                                    3,319,023      2,987,268
   Due to selling partners                          923,385        980,913
                                              -------------  -------------

   Total liabilities                            183,964,005    183,727,165
                                              =============  =============

Minority interest                                 5,976,920      6,124,180
                                              -------------  -------------

Commitments and contingencies (Note 3)

Partners' capital:
   Limited partners (15,987.5 BACs
    issued and outstanding)                       9,444,847     11,566,985
   General partners                                (641,814)      (620,378)
                                              -------------  -------------
   Total partners' capital                        8,803,033     10,946,607
                                              -------------  -------------
   Total liabilities and partners'
    capital                                   $ 198,743,958  $ 200,797,952
                                              =============  =============


          See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              ============================
                                                   Three Months Ended
                                                         June 15,
                                              ============================
                                                  1997          1996
                                              ----------------------------
Revenues
   Rental income                              $   8,348,040  $   8,341,970
   Other income                                     279,544        294,371
                                              -------------  -------------
   Total revenues                                 8,627,584      8,636,341
                                              =============  =============

Expenses
   General and administrative                     1,449,958      1,374,500
   General and administrative-
    related parties (Note 2)                        657,165        417,574
   Repairs and maintenance                        1,402,811      1,553,783
   Operating and other                            1,233,813      1,108,648
   Taxes                                            367,455        363,138
   Insurance                                        336,683        336,916
   Interest                                       3,203,371      3,345,000
   Depreciation and amortization                  2,213,327      2,291,735
                                              -------------  -------------

   Total expenses                                10,864,583     10,791,294
                                              =============  =============

Minority interest in loss
 of subsidiaries                                     93,425         86,011
                                              -------------  -------------

Net loss                                      $  (2,143,574) $  (2,068,942)
                                              =============  =============

Net loss-limited partners                     $  (2,122,138) $  (2,048,253)
                                              =============  =============

Number of BACs outstanding                         15,987.5       15,987.5
                                              =============  =============

Net loss per BAC                              $     (132.74) $     (128.12)
                                              =============  =============


          See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                    ==========================================
                                                     Limited        General
                                        Total        Partners       Partners
                                    ------------------------------------------
Partners' capital -
 March 16, 1997                     $ 10,946,607   $ 11,566,985    $ (620,378)

Net loss, three
 months ended
 June 15, 1997                        (2,143,574)    (2,122,138)      (21,436)
                                    ------------   ------------    ----------

Partners' capital -
 June 15, 1997                      $  8,803,033   $  9,444,847    $ (641,814)
                                    ============   ============    ==========


          See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                              ============================
                                                   Three Months Ended
                                                         June 15,
                                              ============================
                                                  1997          1996
                                              ----------------------------
Cash flows provided by (used in)
   operating activities:
   Net loss                                   $  (2,143,574) $  (2,068,942)
   Adjustments to reconcile net loss
    to net cash provided by (used
    in) operating activities:
   Depreciation and amortization                  2,213,327      2,291,735
   Minority interest in loss of
    subsidiaries                                    (93,425)       (86,011)
   Increase in accounts
    receivable-tenants                             (111,368)       (87,196)
   Increase in other assets                        (120,467)        (3,241)
   Increase in accounts payable and
    other liabilities                               289,744        315,124
   Increase (decrease) in due to
    general partners and affiliates                 331,755       (635,579)
   Decrease in cash held in escrow                  220,115        247,999
                                              -------------  -------------

   Net cash provided by (used in)
    operating activities                            586,107        (26,111)
                                              -------------  -------------

Cash flows used in investing activities:

   (Increase) decrease in cash held
    in escrow                                      (454,362)        48,767
   Acquisition of property and
    equipment                                      (223,736)      (284,972)
                                              -------------  -------------

   Net cash used in investing activities           (678,098)      (236,205)
                                              -------------  -------------


          See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                              ============================
                                                   Three Months Ended
                                                         June 15,
                                              ============================
                                                  1997          1996
                                              ----------------------------
Cash flows (used in) provided by
financing activities:

   Increase in deferred costs                             0       (195,239)
   Decrease in due to selling partners              (57,528)       (72,560)
   Proceeds from mortgage notes                           0      4,480,000
   Repayments of mortgage notes                    (571,694)    (4,088,083)
   Increase in due to local general
    partners and affiliates                         251,259        269,104
   Decrease in due to local general
    partners and affiliates                          (6,696)      (100,522)
   Decrease in capitalization of
    consolidated subsidiaries
    attributable to minority interest               (53,835)      (137,162)
                                              -------------  -------------

   Net cash (used in) provided by
    financing activities                           (438,494)       155,538
                                              -------------  -------------

Net decrease in cash and
   cash equivalents                                (530,485)      (106,778)

Cash and cash equivalents at
   beginning of period                            2,918,344      2,780,280
                                              -------------  -------------

Cash and cash equivalents at
   end of period                              $   2,387,859  $   2,673,502
                                              =============  =============


          See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 1997
                                   (Unaudited)

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

In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 1997 and the results of operations and cash flows for the three months ended June 15, 1997 and 1996. However, the operating results for the three months ended June 15, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1997.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arises from cash contributions and from cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $51,000 and $67,000, for the three months ended June 15, 1997 and 1996, respectively. The Partnership's investment in each subsidiary part-

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 1997
                                   (Unaudited)

Note 1 - General (continued)

nership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

One of the General Partners also has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the three months ended June 15, 1997 and 1996 are as follows:

                                                   Three Months Ended
                                                         June 15,
                                              ----------------------------
                                                  1997          1996
                                              ----------------------------
Partnership management
 fees (a)                                     $     284,500  $      50,000
Expense reimbursement (b)                            45,713         47,325
Property management fees (c)                        307,952        300,249
Local administrative fee (d)                         19,000         20,000
                                              -------------  -------------

                                              $     657,165  $     417,574
                                              =============  =============

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the general partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $2,272,000 and $1,988,000 were accrued and unpaid as of June 15, 1997 and March 15, 1997, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 1997
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $339,000 and $293,000 were accrued and unpaid as of June 15, 1997 and March 15, 1997, respectively.

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $454,972 and $460,386 for the three months ended June 15, 1997 and 1996, respectively. Of these fees $286,800 and $280,122 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $21,152 and $20,127 were incurred to affiliates of the Partnership.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

The following disclosure includes changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1997.

Regent Street Associates, L.P.

Regent Street Associates, L.P. ("Regent Street") has received from the Internal Revenue Service a Notice of Final Partnership Administrative Adjustment. Pursuant to the notice, the Internal Revenue Service has challenged the method in which Regent Street has allocated the below-market federal financing to its properties, which challenge, if successful, would result in Regent Street only being able to claim a 4% Low Income Housing Tax Credit rather

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 1997
                                   (Unaudited)

Note 3 - Commitments and Contingencies (continued)

than a 9% Low Income Housing Tax Credit. The Internal Revenue Service has also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. The general partners of the Regent Street subsidiary partnership have filed a petition in the United States Tax Court for readjustment challenging each of the positions taken by the Internal Revenue Service. The case is currently set for trial in the Tax Court at the session beginning on October 14, 1997. The Partnership's investment in Regent Street at June 15, 1997 and March 15, 1997 was approximately $857,000 and $919,000, respectively, and the minority interest balance was zero at each date. Regent Street's net loss after minority interest amounted to approximately $62,000 and $53,000 for the three months ended June 15, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's capital has been invested in 31 Local Partnerships.

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the three months ended June 15, 1997 and 1996 such distributions amounted to approximately $14,000 and $32,000 respectively. Accordingly, the Related General Partner and affiliates advanced funds totaling approximately $119,000 and $118,000 at June 15, 1997 and March 15, 1997 respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,611,000 and $2,281,000 were accrued and unpaid as of June 15, 1997 and March 15, 1997, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

For the three months ended June 15, 1997, cash and cash equivalents of the Partnership and its 31 consolidated subsidiary partnerships decreased approximately $530,000. This decrease is attributable to an increase in property and equipment ($224,000), an increase in cash held in escrow for investing activities ($454,000), a decrease in due to selling partners ($58,000), repayments of mortgage notes ($572,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($54,000) which exceeded cash provided by operating activities ($586,000) and a net increase in due to local general partners and affiliates ($245,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,213,000).

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

Except as described above, management is not aware of any other trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 31 Local Partnerships, all of which fully have their tax credits in place (see Note 3 to the financial statements with respect to Regent Street Associates L.P.). The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Results of operations for the three months ended June 15, 1997 and 1996 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased less than 1% for the three months ended June 15, 1997 as compared to the corresponding period in 1996 primarily due to rental rate increases.

Total expenses excluding general and administrative-related parties and operating and other remained fairly consistent with a decrease of approximately 3% for the three months ended June 15, 1997 as compared to 1996.

General and administrative-related parties increased approximately $240,000 for the three months ended June 15, 1997 as compared to the corresponding period in 1996 primarily due to an increase in partnership management fees payable to the General Partners.

Operating and other expenses increased approximately $125,000 for the three months ended June 15, 1997 as compared to the corresponding period in 1996 primarily due to an increase in utilities at four Local Partnerships.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     The litigation described in Note 3 to the financial statements contained in
Part 1, Item I is incorporated herein by reference.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


               By: RELATED CREDIT PROPERTIES L.P.,
                   a General Partner

               By: RELATED CREDIT PROPERTIES INC.,
                   General Partner

Date:  July 29, 1997

                   By:/s/ Alan P. Hirmes
                      ----------------------------------------
                      Alan P. Hirmes,
                      Vice President
                      (principal financial officer)

Date:  July 29, 1997

                   By:/s/ Richard A. Palermo
                      ----------------------------------------
                      Richard A. Palermo,
                      Treasurer
                      (principal accounting officer)


               By: LIBERTY G.P. INC.,
                   a General Partner

Date:  July 29, 1997

                   By:/s/ Paul L. Abbott
                      ----------------------------------------
                      Paul L. Abbott,
                      Chairman of the Board, President,
                      Chief Operating Officer and Director