Form 10-Q
period 1997-09-15
LIBERTY TAX CREDIT PLUS LP
filed 1997-10-30
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 15, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                              13-3446500
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                  10022
----------------------------------------                              ----------
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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                September 15,       March 15,
                                                    1997              1997
                                                ------------      ------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $76,335,906 and $72,046,250,
  respectively                                  $178,928,920      $182,767,711
Cash and cash equivalents                          2,606,811         2,918,344
Cash held in escrow                               10,295,287         9,258,938
Accounts receivable - tenants                        563,224           612,022
Deferred costs - net of accumulated
  amortization of $3,843,540
  and $3,694,780, respectively                     3,688,057         3,836,817
Other assets                                       1,318,897         1,404,120
                                                ------------      ------------
  Total assets                                  $197,401,196      $200,797,952
                                                ============      ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage notes payable                       $156,676,526      $157,643,066
  Accounts payable and other
   liabilities                                     8,876,012         7,954,170
  Due to local general partners and
   affiliates                                     13,882,148        14,161,748
  Due to general partners and
   affiliates                                      3,628,665         2,987,268
  Due to selling partners                            923,385           980,913
                                                ------------      ------------
  Total liabilities                              183,986,736       183,727,165
                                                ------------      ------------
Minority interest                                  5,737,283         6,124,180
                                                ------------      ------------

Commitments and contingencies (Note 4)

Partners' capital:
  Limited partners (15,987.5 BACs
   issued and outstanding)                         8,330,249        11,566,985
  General partners                                  (653,072)         (620,378)
                                                ------------      ------------
  Total partners' capital                          7,677,177        10,946,607
                                                ------------      ------------
  Total liabilities and partners'
   capital                                      $197,401,196      $200,797,952
                                                ============      ============


See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ==========================    ==========================
                            Three Months Ended           Six Months Ended
                               September 15,               September 15,
                            1997          1996*         1997           1996*
                       --------------------------    --------------------------
Revenues
  Rental income         $8,511,832     $8,374,900    $16,859,872    $16,716,870
  Other                    234,107        436,275        513,651        730,646
                       -----------    -----------    -----------    -----------
                         8,745,939      8,811,175     17,373,523     17,447,516
                       -----------    -----------    -----------    -----------
Expenses
  General and
   administrative        1,276,015      1,176,465      2,743,463      2,540,467
  General and
   administrative-
   related parties
   (Note 2)                660,800        409,778      1,300,475        837,850
  Repairs and
   maintenance           1,525,174      1,549,619      2,927,985      3,103,402
  Operating and
   other                 1,001,206      1,027,822      2,235,019      2,136,470
  Taxes                    420,974        435,991        788,429        799,129
  Insurance                374,234        350,314        710,917        687,230
  Financial,
  primarily
   interest              3,172,399      3,300,570      6,375,770      6,645,570
  Depreciation and
   amortization          2,225,089      2,251,652      4,438,416      4,543,387
                       -----------    -----------    -----------    -----------
                        10,655,891     10,502,211     21,520,474     21,293,505
                       -----------    -----------    -----------    -----------
Loss before
  minority
  interest and
  extraordinary
  item                  (1,909,952)    (1,691,036)    (4,146,951)    (3,845,989)
Minority interest in
  loss of subsidiaries      90,756         95,169        184,181        181,180
                       -----------    -----------    -----------    -----------
Loss before extra-
  ordinary item         (1,819,196)    (1,595,867)    (3,962,770)    (3,664,809)

Extraordinary
  item - forgiveness
  of indebtedness
  income (Note 3)          693,340              0        693,340              0
                       -----------    -----------    -----------    -----------

Net loss               $(1,125,856)   $(1,595,867)   $(3,269,430)   $(3,664,809)
                       ===========    ===========    ===========    ===========
*Reclassified for comparative purposes


 See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (continued)
                                   (Unaudited)

                      ===========================   ===========================
                           Three Months Ended             Six Months Ended
                              September 15,                 September 15,
                      ---------------------------   ---------------------------
                           1997          1996            1997           1996
                      ===========================   ===========================
Loss before extra-
  ordinary item-
  limited partners     $(1,801,004)   $(1,579,908)   $(3,923,142)   $(3,628,161)

Extraordinary
  item - limited
  partners                 686,406              0        686,406              0
                      ------------   ------------   ------------   ------------

Net loss-
  limited
  partners             $(1,114,598)   $(1,579,908)   $(3,236,736)   $(3,628,161)
                      ============   ============   ============   ============

Number of
  BACs
  outstanding             15,987.5       15,987.5       15,987.5       15,987.5
                      ============   ============   ============   ============

Per BAC:
  Loss before
  extraordinary
  item                    $(112.65)       $(98.82)      $(245.39)      $(226.94)
  Extraordinary
  item                       42.93              0          42.93              0
                      ------------   ------------   ------------   ------------

  Net loss per
  BAC                      $(69.72)       $(98.82)      $(202.46)      $(226.94)
                      ============   ============   ============   ============


See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                                  =============================================
                                                     Limited           General
                                     Total           Partners          Partners
                                  ---------------------------------------------

Partners' capital -
 March 16, 1997                   $10,946,607       $11,566,985       $(620,378)

Net loss, six
 months ended
 September 15, 1997                (3,269,430)       (3,236,736)        (32,694)
                                  -----------       -----------       ---------

Partners' capital -
 September 15, 1997               $ 7,677,177       $ 8,330,249       $(653,072)
                                  ===========       ===========       =========


See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                                    ===========================
                                                          Six Months Ended
                                                           September  15,
                                                    ---------------------------
                                                       1997             1996
                                                    ---------------------------
Cash flows from operating activities:
  Net loss                                          $(3,269,430)    $(3,664,809)
  Adjustments to reconcile net loss
   to net cash provided
   by operating activities:
  Extraordinary item - forgiveness
   of indebtedness (Note 3)                            (693,340)              0
  Depreciation and amortization                       4,438,416       4,543,387
  Minority interest in loss of
   subsidiaries                                        (184,181)       (181,180)
  Decrease in accounts
   receivable-tenants                                    48,798           1,563
  Decrease in other assets                               85,223         160,575
  Increase in accounts payable and
   other liabilities                                    921,842         270,340
  Increase (decrease) in due to
   general partners and affiliates                      641,397        (565,120)
  (Increase) decrease in cash held
   in escrow                                           (366,367)         82,500
                                                    -----------     -----------

  Net cash provided by
   operating activities                               1,622,358         647,256
                                                    -----------     -----------

Cash flows from investing activities:

  Increase in cash held
   in escrow                                           (669,982)       (101,457)
  Improvements to property and
   equipment                                           (450,865)       (392,286)
                                                    -----------     -----------

  Net cash used in investing activities              (1,120,847)       (493,743)
                                                    -----------     -----------


See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                    ===========================
                                                          Six Months Ended
                                                           September  15,
                                                    ---------------------------
                                                       1997             1996
                                                    ---------------------------
Cash flows from financing activities:

  Increase in deferred costs                                  0        (162,155)
  Decrease in due to selling partners                   (57,528)        (72,560)
  Proceeds from mortgage notes                                0       4,480,000
  Repayments of mortgage notes                         (966,540)     (4,349,309)
  Increase in due to local general
   partners and affiliates                              420,436         423,935
  Decrease in due to local general
   partners and affiliates                               (6,696)       (143,239)
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest                   (202,716)       (467,466)
                                                    -----------     -----------

Net cash used in
  financing activities                                 (813,044)       (290,794)
                                                    -----------     -----------

Net decrease in cash and
  cash equivalents                                     (311,533)       (137,281)

Cash and cash equivalents at
  beginning of period                                 2,918,344       2,780,280
                                                    -----------     -----------

Cash and cash equivalents at
  end of period                                     $ 2,606,811     $ 2,642,999
                                                    ===========     ===========

Supplemental disclosure of
 noncash activities:

   Forgiveness of indebtedness (Note 3)
   Decrease in due to local
   general partner and affiliates                   $   693,340     $         0
                                                    ===========     ===========


See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 1997
                                   (Unaudited)


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

In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 1997, the results of operations for the three and six months ended September 15, 1997 and 1996 and cash flows for the six months ended September 15, 1997 and 1996. However, the operating results for the six months ended September 15, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1997.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 1997
                                   (Unaudited)


Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $34,000 and $30,000 and $85,000 and $97,000, for the three and six months ended September 15, 1997 and 1996, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

One of the General Partners also has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three and six months ended September 15, 1997 and 1996 were as follows:

                               Three Months Ended            Six Months Ended
                                  September 15,                September 15,
                             -----------------------     -----------------------
                               1997           1996*         1997          1996*
                             -----------------------     -----------------------
Partnership
 management
 fees (a)                    $284,500        $50,000       $569,000     $100,000
Expense
 reimburse-
 ment (b)                      36,346         24,251         82,059       71,576
Property
 management
 fees (c)                     320,954        314,527        611,416      625,274
Local
 administrative
 fee (d)                       19,000         21,000         38,000       41,000
                             --------       --------     ----------     --------

                             $660,800       $409,778     $1,300,475     $837,850
                             ========       ========     ==========     ========

*Reclassified for comparative purposes

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 1997
                                   (Unaudited)


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the general partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $2,557,000 and $1,988,000 were accrued and unpaid as of September 15, 1997 and March 15, 1997, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $375,000 and $293,000 were accrued and unpaid as of September 15, 1997 and March 15, 1997, respectively.

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $461,216 and $456,491 and $916,188 and $916,877 for the three and six months ended September 15, 1997 and 1996, respectively. Of these fees $299,801 and $294,399 and $569,111 and $585,019 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $21,153 and $20,128 and $42,305 and $40,255 were incurred to affiliates of the Partnership.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 1997
                                   (Unaudited)


Note 3 - Extraordinary Item

Walnut Park Plaza Associates ("Walnut Park") has sustained recurring losses from operations. At December 31, 1996, Walnut Park had not made certain payments required under the terms of the Bond Indenture and , as a result, is in default. In August 1995, the Project's bonds payable were sold by the bondholder to E. A. Moos ("Moos"). On April 9, 1996, Walnut Park entered into an interim agreement with Moos which expired October 15, 1996. Moos and Walnut Park continued to operate under the interim agreement while negotiating a Settlement Agreement and Release (the "Agreement"). The interim agreement primarily allows Moos to select an interim and permanent replacement property manager, to formulate a proposal to replace the general partner, and to possibly restructure the indebtedness of the project. On April 29, 1997, the Agreement was signed which provides for, among other things, the transfer of the general partner interest to RCC Partners '96 LLC ("RCC"), an affiliate of the Partnership. Upon transfer of the general partner interest to RCC, amounts due to the former general partner and its affiliates totaling $693,340 were forgiven resulting in forgiveness of indebtedness income. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership to approve certain major operating and financial decisions, the Partnership continues to have a controlling financial interest in Walnut Park. Walnut Park's continued existence is dependent on the impact of the interim agreement and ultimately the resolution of the default of certain obligations under the terms of the Bond Indenture. Contingent upon the outcome of the interim agreement and the status of the Bond Indenture default, Walnut Park may be unable to continue as a going concern in its present form. The Partnership's investment in Walnut Park at September 15, 1997 and March 15, 1997 was reduced to zero by prior years' losses and the minority interest balance amounted to approximately $441,000 and $437,000, respectively. Walnut Park's net income
(loss) after minority interest amounted to approximately $232,000 and ($51,000) and $388,000 and ($129,000) for the three and six months ended September 15, 1997 and 1996, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 1997
                                   (Unaudited)


Note 4 - Commitments and Contingencies

The following disclosure includes changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1997.

Regent Street Associates, L.P.
------------------------------

Regent Street Associates, L.P. ("Regent Street") received from the Internal Revenue Service a Notice of Final Partnership Administrative Adjustment. Pursuant to the notice, the Internal Revenue Service challenged the method in which Regent Street has allocated the below-market federal financing to its properties, contending that Regent Street is entitled to only a 4% Low Income Housing Tax Credit rather than a 9% Low Income Housing Tax Credit. The Internal Revenue Service also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. The general partners of the Regent Street subsidiary partnership have filed a petition in the United States Tax Court for readjustment challenging each of the positions taken by the Internal Revenue Service. Regent Street and the Internal Revenue Services have agreed to a settlement of adjustments proposed by the Service with respect to the 1988 through 1996 taxable years. Under the settlement, in its 1997 taxable year Regent Street will recapture low income housing credits of approximately $1,098,000, recapture rehabilitation credits of approximately $254,000 and recapture depreciation expense of approximately $385,000. (The above estimated amounts are subject to final adjustment upon completion of the settlement computations.) This prospective settlement approach will result in there being no liability for interest with respect to the years involved.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's capital has been invested in 31 Local Partnerships.

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the six months ended September 15, 1997 and 1996 such distributions amounted to approximately $101,000 and $84,000 respectively. Accordingly, the Related General Partner and affiliates advanced funds totaling approximately $119,000 and $118,000 at September 15, 1997 and March 15, 1997 respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,932,000 and $2,281,000 were accrued and unpaid as of September 15, 1997 and March 15, 1997, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

For the six months ended September 15, 1997, cash and cash equivalents of the Partnership and its 31 consolidated subsidiary partnerships decreased approximately $312,000. This decrease is attributable to improvements to property and equipment ($451,000), an increase in cash held in escrow for investing activities ($670,000), a decrease in due to selling partners ($58,000), repayments of mortgage notes ($967,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($203,000) which exceeded cash provided by operating activities ($1,622,000) and a net increase in due to local general partners and affiliates ($414,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is forgiveness of indebtedness income ($693,000) and depreciation and amortization ($4,438,000).

For a discussion of contingencies affecting certain Local Partnerships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing con-tingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

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

Results of Operations

Results of operations for the three and six months ended September 15, 1997 and 1996 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 2% and 1% for the three and six months ended September 15, 1997 as compared to the corresponding periods in 1996 primarily due to rental rate increases.

Other income decreased approximately $202,000 and $217,000 for the three and six months ended September 15, 1997 as compared to the corresponding periods in 1996 primarily due to the receipt of a real estate tax refund at one Local Partnership during the second quarter of 1996.

Total expenses excluding general and administrative-related parties remained fairly consistent with decreases of approximately 1% for both the three and six months ended September 15, 1997 as compared to 1996.

General and administrative-related parties increased approximately $251,000 and $463,000 for the three and six months ended September 15, 1997 as compared to the corresponding periods in 1996 primarily due to an increase in partnership management fees payable to the General Partners.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The litigation described in Note 4 to the financial statements contained in Part 1, Item I of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

        Paul L. Abbott ceased to serve as President, Chief Executive Officer and Chief Financial Officer of Liberty GP Inc., effective September 1, 1997. Effective September 1, 1997, Doreen D. Odell was elected President, Chief Executive Officer and Chief Financial Officer of Liberty GP Inc.

        Affiliates of Related Credit Properties L.P. and Liberty GP Inc., general partners of the Partnership, have entered into a Purchase Agreement pursuant to which Liberty GP Inc. agreed to sell and an affiliate of Related Credit Properties L.P. agreed to purchase Liberty GP Inc.'s general partner interest in the Partnership (the "Transfer"). The Transfer may only be consummated if not more than 50% in interest of Limited Partners of the Partnership disapprove of the Transfer in writing. Notice of the proposed Transfer has been mailed to the Limited Partners of the Partnership and, if authorized, the Partnership, Related Credit Properties L.P. and Liberty GP Inc. intend to consummate the Transfer no later than December 31, 1997.

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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                                           By: RELATED CREDIT PROPERTIES L.P.,
                                               a General Partner

                                           By: RELATED CREDIT PROPERTIES INC.,
                                               General Partner

Date:  October 29, 1997

                                           By: /s/ Alan P. Hirmes
                                              -------------------
                                              Alan P. Hirmes,
                                              Vice President
                                              (principal financial officer)

Date:  October 29, 1997

                                           By: /s/ Richard A. Palermo
                                              -----------------------
                                              Richard A. Palermo,
                                              Treasurer
                                              (principal accounting officer)


                                       By: LIBERTY GP INC.,
                                           a General Partner

Date:  October 29, 1997

                                           By: /s/ Doreen D. Odell
                                              --------------------
                                              Doreen D. Odell,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer