Form 10-Q
period 1997-12-15
LIBERTY TAX CREDIT PLUS LP
filed 1998-01-21
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended December 15, 1997

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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
                                   (Unaudited)

                                                ============      ============
                                                December 15,         March 15,
                                                     1997              1997
                                                ------------      ------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $78,498,820 and $72,046,250,
  respectively                                  $176,953,900      $182,767,711
Cash and cash equivalents                          2,845,224         2,918,344
Cash held in escrow                                9,938,923         9,258,938
Accounts receivable - tenants                        643,954           612,022
Deferred costs - net of accumulated
  amortization of $3,918,553
  and $3,694,780, respectively                     3,613,044         3,836,817
Other assets                                       1,439,590         1,404,120
                                                ------------      ------------
  Total assets                                  $195,434,635      $200,797,952
                                                ============      ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                        $156,090,792      $157,643,066
  Accounts payable and other
   liabilities                                     9,193,596         7,954,170
  Due to local general partners and
   affiliates                                     14,017,189        14,161,748
  Due to general partners and
   affiliates                                      3,922,098         2,987,268
  Due to selling partners                            923,385           980,913
                                                ------------      ------------
  Total liabilities                              184,147,060       183,727,165
                                                ------------      ------------
Minority interest                                  5,574,354         6,124,180
                                                ------------      ------------

Commitments and contingencies (Note 4)

Partners' capital:
  Limited partners (15,987.5 BACs
   issued and outstanding)                         6,385,933        11,566,985
  General partners                                  (672,712)         (620,378)
                                                ------------      ------------
  Total partners' capital                          5,713,221        10,946,607
                                                ------------      ------------
  Total liabilities and partners'
   capital                                      $195,434,635      $200,797,952
                                                ============      ============


           See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ==========================    ==========================
                            Three Months Ended            Nine Months Ended
                                December 15,                 December 15,
                       --------------------------    --------------------------
                           1997          1996*            1997          1996*
                       --------------------------    --------------------------
REVENUES
Rental income          $ 8,515,444    $ 8,403,160    $25,375,316    $25,120,030
Other                      311,498        332,624        825,149      1,063,270
                       -----------    -----------    -----------    -----------
                         8,826,942      8,735,784     26,200,465     26,183,300
                       -----------    -----------    -----------    -----------
EXPENSES
General and
  administrative         1,279,667      1,405,592      4,023,130      3,946,059
General and
  administrative -
  related parties
  (Note 2)                 665,283        431,984      1,965,758      1,269,834
Repairs and
  maintenance            1,660,415      1,587,753      4,521,311      4,691,155
Operating and
  other                    785,321        877,172      3,087,429      3,013,642
Taxes                      423,374        390,658      1,211,803      1,189,787
Insurance                  348,052        228,813      1,058,969        916,043
Financial,
  primarily
  interest               3,464,855      3,434,839      9,840,625     10,080,409
Depreciation and
  amortization           2,237,927      2,263,618      6,676,343      6,807,005
                       -----------    -----------    -----------    -----------
                        10,864,894     10,620,429     32,385,368     31,913,934
                       -----------    -----------    -----------    -----------
Loss before
  minority
  interest and
  extraordinary
  item                  (2,037,952)    (1,884,645)    (6,184,903)    (5,730,634)
Minority interest
  in loss of
  subsidiaries              73,996         99,322        258,177        280,502
Loss before
  extra-ordinary
  item                  (1,963,956)    (1,785,323)    (5,926,726)    (5,450,132)

Extraordinary item -
 forgiveness of
 indebtedness
 income (Note 3)                 0              0        693,340              0
                       -----------    -----------    -----------    -----------

Net loss               $(1,963,956)   $(1,785,323)   $(5,233,386)   $(5,450,132)
                       ===========    ===========    ===========    ===========

*Reclassified for comparative purposes


           See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (continued)
                                   (Unaudited)

                      ===========================   ==========================
                           Three Months Ended            Nine Months Ended
                               December 15,                 December 15,
                      ---------------------------   --------------------------
                          1997          1996*          1997            1996*
                      -----------    -----------    -----------    -----------
Loss before extra-
  ordinary item-
  limited partners    $(1,944,317)   $(1,767,470)   $(5,867,459)   $(5,395,631)

Extraordinary
  item - limited
  partners                      0              0        686,406              0
                      -----------    -----------    -----------    -----------

Net loss-
  limited
  partners            $(1,944,317)   $(1,767,470)   $(5,181,053)   $(5,395,631)
                      ===========    ===========    ===========    ===========

Number of
  BACs
  outstanding            15,987.5       15,987.5       15,987.5       15,987.5
                      ===========    ===========    ===========    ===========

Per BAC:
  Loss before
  extraordinary
  item                $   (121.61)   $   (110.55)   $   (367.00)   $   (337.49)
  Extraordinary
  item                          0              0          42.93              0
                      -----------    -----------    -----------    -----------

  Net loss per
  BAC                 $   (121.61)   $   (110.55)   $   (324.07)   $   (337.49)
                      ============   ============   ============   ===========

           See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                             =================================================
                                                   Limited            General
                                Total             Partners            Partners
                             -------------------------------------------------

Partners' capital -
 March 16, 1997              $10,946,607         $11,566,985         $(620,378)

Net loss, nine
 months ended
 December 15, 1997            (5,233,386)         (5,181,052)          (52,334)
                             -----------         -----------         ---------

Partners' capital -
 December 15, 1997            $5,713,221          $6,385,933         $(672,712)
                             ===========         ===========         =========


          See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                 =============================
                                                       Nine Months Ended
                                                          December 15,
                                                 -----------------------------
                                                     1997              1996
                                                 -----------------------------
Cash flows from operating activities:
  Net loss                                       $(5,233,386)      $(5,450,132)
  Adjustments to reconcile net loss
   to net cash provided
   by operating activities:
  Extraordinary item - forgiveness
   of indebtedness (Note 3)                         (693,340)                0
  Depreciation and amortization                    6,676,343         6,807,005
  Minority interest in loss of
   subsidiaries                                     (258,177)         (280,502)
  (Increase) decrease in accounts
   receivable-tenants                                (31,932)           57,871
  Increase in other assets                           (35,470)          (82,286)
  Increase in accounts payable and
   other liabilities                               1,239,426           519,719
  Increase (decrease) in due to
   general partners and affiliates                   934,830          (442,622)
  Decrease in cash held in escrow                    112,953            15,164
                                                 -----------       -----------

  Net cash provided by
   operating activities                            2,711,247         1,144,217
                                                 -----------       -----------

Cash flows from investing activities:

  (Increase) decrease in cash held
   in escrow                                        (792,938)           71,459
  Improvements to property and
   equipment                                        (638,759)         (541,676)
                                                 -----------       -----------

  Net cash used in investing activities           (1,431,697)         (470,217)
                                                 -----------       -----------


           See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                 =============================
                                                       Nine Months Ended
                                                          December 15,
                                                 -----------------------------
                                                     1997              1996
                                                 -----------------------------
Cash flows from financing activities:

  Increase in deferred costs                               0          (162,248)
  Decrease in due to selling partners                (57,528)          (72,560)
  Proceeds from mortgage notes                             0         4,480,000
  Repayments of mortgage notes                    (1,552,274)       (4,863,407)
  Increase in due to local general
   partners and affiliates                           555,477           650,982
  Decrease in due to local general
   partners and affiliates                            (6,696)         (162,706)
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest                (291,649)         (698,492)
                                                  ----------        ----------

Net cash used in
  financing activities                            (1,352,670)         (828,431)
                                                  ----------        ----------

Net decrease in cash and
  cash equivalents                                   (73,120)         (154,431)

Cash and cash equivalents at
  beginning of period                              2,918,344         2,780,280
                                                  ----------        ----------

Cash and cash equivalents at
  end of period                                   $2,845,224        $2,625,849
                                                  ----------        ----------

Supplemental disclosure of noncash activities:

   Forgiveness of indebtedness (Note 3)
   Decrease in due to local
   general partner and affiliates                 $  693,340        $        0
                                                  ==========        ==========


           See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1997
                                   (Unaudited)


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

In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 15, 1997, the results of operations for the three and nine months ended December 15, 1997 and 1996 and cash flows for the nine months ended December 15, 1997 and 1996. However, the operating results for the nine months ended December 15, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1997.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1997
                                   (Unaudited)


contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $38,000 and $48,000 and $123,000 and $145,000, for the three and nine months ended December 15, 1997 and 1996, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three and nine months ended December 15, 1997 and 1996 were as follows:

                            Three Months Ended             Nine Months Ended
                               December 15,                   December 15,
                         ------------------------      -------------------------
                           1997            1996*          1997           1996*
                         ------------------------      -------------------------

Partnership
management fees (a)      $284,500        $ 50,000      $  853,500     $  150,000
Expense
reimbursement (b)          33,161          45,477         115,220        117,053
Property
management fees (c)       328,622         316,507         940,038        941,781
Local administrative
fee (d)                    19,000          20,000          57,000         61,000
                         --------        --------      ----------     ----------
                         $665,283        $431,984      $1,965,758     $1,269,834
                         ========        ========      ==========     ==========

* Reclassified for comparative purposes

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1997
                                   (Unaudited)

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the general partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $2,841,000 and $1,988,000 were accrued and unpaid as of December 15, 1997 and March 15, 1997, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $408,000 and $293,000 were accrued and unpaid as of December 15, 1997 and March 15, 1997, respectively.

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $391,892 and $440,878 and $1,308,080 and $1,357,755 for the three and nine months ended December 15, 1997 and 1996, respectively. Of these fees $307,470 and $296,380 and $876,581 and $881,399 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $21,152 and $20,127 and $63,457 and $60,382 were incurred to affiliates of the Partnership.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1997
                                   (Unaudited)

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Extraordinary Item

Walnut Park Plaza Associates ("Walnut Park") has sustained recurring losses from operations. At December 31, 1996, Walnut Park had not made certain payments required under the terms of the Bond Indenture and , as a result, is in default. In August 1995, the Project's bonds payable were sold by the bondholder to E. A. Moos ("Moos"). On April 9, 1996, Walnut Park entered into an interim agreement with Moos which expired October 15, 1996. Moos and Walnut Park continued to operate under the interim agreement while negotiating a Settlement Agreement and Release (the "Agreement"). The interim agreement primarily allows Moos to select an interim and permanent replacement property manager, to formulate a proposal to replace the general partner, and to possibly restructure the indebtedness of the project. On April 29, 1997, the Agreement was signed which provides for, among other things, the transfer of the general partner interest to RCC Partners '96 LLC ("RCC"), an affiliate of the Partnership. Upon transfer of the general partner interest to RCC, amounts due to the former general partner and its affiliates totaling $693,340 were forgiven resulting in forgiveness of indebtedness income. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership to approve certain major operating and financial decisions, the Partnership continues to have a controlling financial interest in Walnut Park. Walnut Park's continued existence is dependent on the impact of the interim agreement and ultimately the resolution of the default of certain obligations under the terms of the Bond Indenture. Contingent upon the outcome of the interim agreement and the status of the Bond Indenture default, Walnut Park may be unable to continue as a going concern in its present form. The Partnership's investment in Walnut Park at December 15, 1997 and March 15, 1997 was reduced to zero by prior years' losses and the minority interest balance amounted to approximately $440,000 and $437,000, respectively. Walnut Park's net income
(loss) after minority interest amounted to approximately ($102,000) and

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1997
                                   (Unaudited)

($64,000) and $286,000 and ($193,000) for the three and nine months ended December 15, 1997 and 1996, respectively.

Note 4 - Commitments and Contingencies

The following disclosure includes changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1997.

Regent Street Associates, L.P.

Regent Street Associates, L.P. ("Regent Street") received from the Internal Revenue Service a Notice of Final Partnership Administrative Adjustment. Pursuant to the notice, the Internal Revenue Service challenged the method in which Regent Street has allocated the below-market federal financing to its properties, contending that Regent Street is entitled to only a 4% Low Income Housing Tax Credit rather than a 9% Low Income Housing Tax Credit. The Internal Revenue Service also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. The general partners of the Regent Street subsidiary partnership have filed a petition in the United States Tax Court for readjustment challenging each of the positions taken by the Internal Revenue Service. Regent Street and the Internal Revenue Services have agreed to a settlement of adjustments proposed by the Service with respect to the 1988 through 1996 taxable years. Under the settlement, in its 1997 taxable year Regent Street will recapture low income housing credits of $1,097,719, recapture rehabilitation credits of $254,244 and recapture depreciation expense of approximately $192,198. This prospective settlement approach will result in there being no liability for interest with respect to the years involved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's capital has been invested in 31 Local Partnerships.

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the nine months ended December 15, 1997 and 1996 such distributions amounted to approximately $101,011 and $88,000 respectively. Accordingly, Related Credit Properties L.P. and affiliates advanced funds totaling approximately $119,000 and $118,000 at December 15, 1997 and March 15, 1997 respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,250,000 and $2,281,000 were accrued and unpaid as of December 15, 1997 and March 15, 1997, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

For the nine months ended December 15, 1997, cash and cash equivalents of the Partnership and its 31 consolidated subsidiary partnerships decreased approximately $73,000. This decrease is attributable to improvements to property and equipment ($639,000), an increase in cash held in escrow for investing activities ($793,000), a decrease in due to selling partners ($58,000), repayments of mortgage notes ($1,552,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($292,000) which exceeded cash provided by operating activities ($2,711,000) and a net increase in due to local general partners and affiliates ($549,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is forgiveness of indebtedness income ($693,000) and depreciation and amortization ($6,676,000).

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

Results of Operations

Results of operations for the three and nine months ended December 15, 1997 and 1996 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 1% for both the three and nine months ended December 15, 1997 as compared to the corresponding periods in 1996 primarily due to rental rate increases.

Other income decreased approximately $238,000 for the nine months ended December 15, 1997 as compared to the corresponding period in 1996 primarily due to the receipt of a real estate tax refund at one Local Partnership during the second quarter of 1996.

Total expenses excluding general and administrative-related parties, operating and other and insurance remained fairly consistent with decreases of less than 1% and approximately 2% for the three and nine months ended December 15, 1997 as compared to 1996.

General and administrative-related parties increased approximately $233,000 and $696,000 for the three and nine months ended December 15, 1997 as compared to the corresponding periods in 1996 primarily due to an increase in partnership management fees payable to the General Partners.

Operating and other decreased approximately $92,000 for the three months ended December 15, 1997 as compared to the corresponding period in 1996 primarily due to decreases in utilities at three Local Partnerships.

Insurance increased approximately $119,000 and $143,000 for the three and nine months ended December 15, 1997 as compared to the corresponding periods in 1996 primarily due to an underaccrual of such expenses at three Local Partnerships in 1996.

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

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information

           On November 25, 1997, affiliates of Related Credit Properties L.P. ("RCP") and Liberty GP Inc. ("LGP"), general partners of the Partnership, entered into a Purchase Agreement pursuant to which an affiliate of RCP purchased LGP's general partner interest in the Partnership (the "Transfer"). In addition to the Transfer, an affiliate of RCP also acquired LGP's general partner interest in Liberty Associates III L.P., the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the limited partners approved the Transfer.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                 27 Financial Data Schedule (filed herewith).

           (b) Reports on Form 8-K - A report on Form 8-K dated November 25, 1997 was filed by the Partnership on December 5, 1997 which reported in Item 1. the Transfer referred to in Item 5. Other Information of this Form 10-Q.

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


                       LIBERTY TAX CREDIT PLUS L.P.
                       ----------------------------
                              (Registrant)


                       By: RELATED CREDIT PROPERTIES L.P.,
                           a General Partner

                       By: RELATED CREDIT PROPERTIES INC.,
                           General Partner

Date:  January 20, 1998

                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes,
                               Vice President
                               (principal financial officer)

Date:  January 20, 1998

                           By: /s/ Glenn F. Hopps
                               ------------------
                               Glenn F. Hopps,
                               Treasurer
                               (principal accounting officer)