Form 10-K
period 1997-12-31
LIBERTY TAX CREDIT PLUS LP
filed 1998-06-09
CIK 818020

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 15, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-17015

                           LIBERTY TAX CREDIT PLUS L.P.
              (Exact name of registrant as specified in its charter)

        Delaware                                              13-3446500
        --------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

625 Madison Avenue, New York, New York                           10022
--------------------------------------                           -----
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

Index to exhibits may be found on page 116

                                      PART I

Item 1.  Business.

General

Liberty Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 26, 1987. Since November 25, 1997, the general partners of the Partnership have been Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates"), and together with the Related General Partner (the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Related Credit Properties Inc., a Delaware corporation. The general partner of Liberty Associates is the Related General Partner. On November 25, 1997, affiliates of the Related General Partner and Liberty GP Inc. ("LGP"), then the general partners of the Partnership, entered into a Purchase Agreement pursuant to which the Related General Partner purchased LGP's general partner interest in the Partnership (the "Transfer"). In addition to the Transfer, the Related General Partner also acquired LGP's special limited partner interest in the Partnership and its general partner interest in Liberty Associates. Prior to the Transfer, Liberty Associates was an affiliate of Lehman Brothers.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships", "subsidiaries" or "subsidiary partnerships") which own leveraged low and moderate-income multifamily residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning Properties ("Rehabilitation Projects") that are eligible for the historic rehabilitation tax credit (together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents a 20% to 98% interest in each of the Local Partnerships. As of March 15, 1998, the Partnership had acquired interests in 31 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties, below.

Liberty Associates is the Special Limited Partner in all 31 Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as Special Limited Partner, which permit this affiliate of the Partnership to exercise control over the management and policies of the Local Partnerships.

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to substantial low-income Tax Credits (and potentially rehabilitation tax credits) over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service.)

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Tax Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by respective state credit agencies the authority to recognize Tax Credits during the Tax Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits or historic rehabilitation tax credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

As of March 15, 1998, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. Cash distributions received from the Local Partnerships have been relatively immaterial. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales. Accordingly, at this time there can be no assurance that the Partnership will achieve each of its investment objectives.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However no more than 20% of the Properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Competition
The real estate business is highly competitive and substantially all of the Properties acquired by the Partnership are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Partnership.

Employees
The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

The Partnership has acquired an interest as a limited partner in 31 Local Partnerships. Set forth below is a schedule of these Local Partnerships including certain information concerning the properties (the "Local Partnership Schedule"). Further information concerning those Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in
Item 14, Schedule III.

Except for the seven Local Partnerships listed below, the following is the allocation of ownership percentage for each of the Local Partnerships:

General Partner                                       1%
Special Limited Partner                               1%
Limited Partner - Liberty Tax Credit Plus L.P.       98%


                     General        Special         Liberty Tax         *Other
                    Partner(s)  Limited Partners  Credit Plus L.P.  Limited Partners
                    ----------  ----------------  ----------------  ----------------
Shiloh Grove           5%              1%            94%                0%
Concourse Artists      1%              1%            79%               19%
Grand Concourse        1%              1%            79%               19%
Robin Housing          1%              1%            79%               19%
Willoughby - Wyckoff   1%              1%            79%               19%
Penn Alto              1%              1%            19.60%            78.40%
Sartain                1%              1%            71.54%            26.46%

*Affiliate of the Partnership with same management

                           Local Partnership Schedule

Name and Location                                  %  of  Units  Occupied  at May 1,
(Number of Units)                   Date Acquired    1998   1997  1996   1995   1994
-----------------                   -------------    ----   ----  ----   ----   ----
B & C Housing Associates, L.P.      December 1987     93     86     89    87    95
  Tulsa, OK (220)

State Street 86 Associates, L.P.    February 1988     99     98     98   100    98
  Camden, NJ (200)

Fox Glenn Investors, L.P.           March 1988        94     96     98    97    98
  Seat Pleasant, MD (172)

Shiloh-Grove L.P. (Mt. Vernon)      February 1988     96     93     97    97    98
  Columbus, OH (394)

Silver Blue Lake Apartments, LTD.   February 1988     99     98     98   100    99
  Miami, FL (123)

                            Local Partnership Schedule
                                    (continued)
Name and Location                                  %  of  Units  Occupied  at May 1,
(Number of Units)                   Date Acquired    1998   1997  1996   1995   1994
-----------------                   -------------    ----   ----  ----   ----   ----
Lancaster Towers Associates, LTD.   May 1988         100    100    100   100    100
  Lancaster, NY (157)

West Kinney Associates, L.P.        June 1988         99     97     98    98    100
  Newark, NJ (114)

Autumn Park Associates, L.P.        June 1988         88     96     97    93     93
  Wilsonville, OR (144)

Regent Street Associates, L.P.      June 1988         90    100     98    99     96
  Philadelphia, PA (80)

Magnolia Arms Associates, LTD.      July 1988         89     96     97    84     86
  Jacksonville, FL (232)

Greenleaf Associates, L.P.          July 1988         97     95     97    98     98
  Kansas City, Mo (195)

Alameda Towers Associates, L.P.     July 1988         99     99    100    98     98
  San Juan, PR (150)

Dixie Apartment Associates, LTD.    July 1988        100    100     93   100    100
  Miami, FL (29)

Ludlam Gardens Apartments, LTD.     July 1988        100    100     99    99     99
  Miami, FL (90)

Grove Parc Associates, L.P.
  (Woodlawn)                        July 1988         98     98     99    98    100
  Chicago, IL (504)

2108 Bolton Drive Associates, L.P.  July 1988         96     99     95   100     82
  Atlanta, GA (358)

Apple Creek Housing
  Associates, LTD.                  June 1988         98     98     96    99     99
  Arvado, CO (195)

Redwood Villa Associates            September 1988    96     98    100    96     99
  San Diego, CA (92)

Charles Drew Court
  Associates, L.P.                  September 1988    99     95     89   100     97
  Atlantic City, NJ (38)

Walnut Park Plaza
  Associates, L.P.                  September 1988    87     88     89    92     93
  Philadelphia, PA (227)


                            Local Partnership Schedule
                                    (continued)
Name and Location                                   %  of  Units  Occupied  at May 1,
(Number of Units)                   Date Acquired    1998   1997  1996   1995   1994
-----------------                   -------------    ----   ----  ----   ----   ----
Bayridge Associates, L.P.           December 1988     94     93     97    97     97
  Beaverton, OR (246)

United-Pennsylvanian, L.P.          December 1988    100     96     98   100    100
  Erie, PA (112)

2051 Grand Concourse
  Associates, L.P.                  November 1988     94     97     97    98     95
  Bronx, NY (63)

Concourse Artists Housing
  Associates, L.P.                  November 1988     91     96     96   100     98
  Bronx, NY (23)

Willoughby/Wycoff Housing
  Associates, L.P.                  November 1988     91     93     97    88     90
  Bronx, NY (68)

Robin Housing Associates, L.P.      November 1988     95     99     97    92     96
  Bronx, NY (100)

Lund Hill Associates, L.P.          January 1989     100    100    100   100    100
  Superior, WI (150)

Tanglewood Apartments, L.P.         October 1988      78     85    100   100     90
  Joplin, MO (176)

Quality Hill Historic District-
  Phase II-A, L.P.                  March 1989        97     98     94    85     91
  Kansas City, MO (49)

Penn Alto Associates, L.P.          June 1989         87     81     87    81     94
  Altoona, PA (150)

Sartain School Venture, L.P.        August 1990      100    100     89   100    100
  Philadelphia, PA (35)

The general partners of the Local Partnerships in which the Partnership invests ("Local General Partners") were generally required, pursuant to a Development Deficit Guaranty Agreement, to fund deficits incurred during the development stage of the Local Partnerships and/or to undertake to repurchase the Partnership's interest in the Local Partnership if construction was not completed substantially on time and on budget. A development deficit is incurred when costs to rehabilitate, finance and pay all other operating expenses of a Local Partnership exceed the proceeds of the mortgage note, capital contribution and rental receipts prior to completion of the development of the Local Partnership. Development deficit payments were made without right of repayment.

The General Partners generally required that the Local General Partners undertake an obligation, pursuant to an Operating Deficit Guaranty Agreement, to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time (generally three years) following the Partnership's investment. In each case, the operating deficits were funded by Operating Loans which bore interest and which could be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Additionally, the Local General Partners were generally required to enter into a Rent-Up Guaranty Agreement, whereby the Local General Partner agreed to pay liquidated damages if predetermined occupancy rates were not achieved. These payments were to be made without right of repayment. In most instances, if rental achievement was not met by a specified date, the Local General Partner was also required to pay to the Local Partnership, a return of capital, and interest thereon, as stated in the Local Partnership's partnership agreement. Security for these agreements was generally provided in the form of letters of credit and/or escrow deposits provided by the Local General Partner.

All development deficit, rent-up and operating deficit guarantees with respect to the Properties have expired.

Tax Credits with respect to a given Property are available for a ten-year Tax Credit Period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period would not be available to the Partnership.

All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Local Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

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

Neither the BACs nor the Limited Partnership Interests are traded on any established public trading market. Because of the provisions of the Revenue Act of 1987, unless there are further changes in such law, the Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners have imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. The restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

The Partnership has 5,525 registered holders of an aggregate of 15,987.5 BACs, as of June 1, 1998.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the two General Partners.

Certain Local Partnerships are subject to HUD restrictions which limit annual cash distributions to partners and restrict the Local Partnerships from selling or otherwise liquidating their assets, without HUD's approval, during the period that the agreement with HUD is in existence.

There are no material legal restrictions in the Partnership Agreement on the ability to make distributions.

The Partnership has made no distributions to the BAC holders as of March 15, 1998. The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sales proceeds.

There has recently been an increasing number of requests for the list of BAC holders of limited partners such as BAC holders of the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of BAC holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BAC holders' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                     For the Year ended March 15,
                      -----------------------------------------------------------
OPERATIONS               1998        1997         1996         1995*       1994
                      ----------  ----------   ----------   ----------   -------
Revenues              $35,350,849 $35,324,316  $35,455,255  $34,345,754  $31,952,673

Operating expenses     42,873,491  43,324,501   42,396,512   44,104,158   41,632,706
                       ---------- -----------   ----------   ----------   ----------

Loss before            (7,522,642) (8,000,185)  (6,941,257)  (9,758,404)  (9,680,033)
  minority
  interest and
  extraordinary
  item

Minority interest
  in loss of              347,557     382,054      483,863      367,308      621,840
  subsidiaries         ---------- -----------   ----------   ----------   ----------

Loss before            (7,175,085) (7,618,131)  (6,457,394)  (9,391,096)  (9,058,193)
  extraordinary
  item

Extraordinary item-
  forgiveness of                0           0            0    9,335,750      196,889
  indebtedness         ---------- -----------   ----------   ----------   ----------

Net loss              $(7,175,085)$(7,618,131) $(6,457,394)  $  (55,346) $(8,861,304)
                       ========== ===========   ==========   ==========   ==========

Loss before           $   (444.31)$   (471.74) $   (399.86)  $  (581.53) $   (560.91)
  extraordinary
  item per BAC

Extraordinary item
  per BAC                       0           0            0       578.10        12.19
                       ---------- -----------   ----------   ----------   ----------

Net loss per          $   (444.31) $  (471.74)  $  (399.86)  $    (3.43)  $  (548.72)
  weighted average     ========== ===========   ==========   ==========   ==========
  BAC

*Reclassified for comparative purposes

                                                March 15,
                      --------------------------------------------------------------
FINANCIAL POSITION       1998          1997           1996            1995         1994
                      ----------    ----------     ----------      ----------   ---------
Total assets         $ 193,686,678  $ 200,797,952  $ 208,338,218 $ 216,196,946  $ 226,002,670
                      ============    ===========    ===========   ===========    ===========

Total liabilities    $(183,787,909  $(183,727,165) $(182,639,668)$(183,414,534) $(192,502,613)
                      ============    ===========    ===========   ===========    ===========

Minority interest    $  (6,127,247) $  (6,124,180) $  (7,133,812)$  (7,760,280)    (8,422,579)
                      ============    ===========    ===========   ===========    ===========

Total partners'      $   3,771,522  $  10,946,607  $  18,564,738 $  25,022,132  $  25,077,478
  capital             ============    ===========    ===========   ===========    ===========

During the years ended March 15, 1994 through 1998, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the years ended March 15, 1998, 1997 and 1996, such distributions amounted to approximately $132,000, $208,000 and $140,000, respectively. Accordingly, the Related General Partner and its affiliates have advanced funds totaling approximately $119,000, $118,000 and $59,000 at March 15, 1998, 1997 and 1996,
respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,553,000, $2,281,000 and $1,022,000 were accrued and unpaid as of March 15, 1998, 1997 and 1996, respectively. In particular partnership management fees owed to the General Partners amounting to approximately $3,126,000 and $1,988,000 were accrued and unpaid as of March 15, 1998 and March 15, 1997, respectively. Furthermore expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $404,000 and $293,000 were accrued and unpaid as of March 15, 1998 and March 15, 1997, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to continue to do so. The Partnership will use a portion of the refinancing proceeds received from the Bayridge Associates, L.P. mortgage refinancing (see below) to pay down some of the outstanding amounts owed to the General Partners. The General Partners believe these proceeds will be adequate for its current operating needs and plan to invest the reserves in short-term investments.

During the year ended March 31, 1998, cash and cash equivalents of the Partnership decreased approximately $66,000. This decrease is attributable to an increase in property and equipment ($1,209,000), an increase in cash held in escrow for investing activities ($779,000), repayments of mortgage notes ($1,868,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($343,000) which exceeded cash provided by operating activities ($3,407,000), a net increase in due to local general partners and affiliates ($718,000) and an increase in due to selling partners ($7,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately ($9,113,000).

A working capital reserve of approximately $32,000 and $83,000 remained unused at March 15, 1998 and 1997, respectively.

In April 1998, Bayridge Associates, L.P. ("Bayridge") refinanced its mortgage note payable of approximately $6,150,000. The new mortgage note in the amount of $10,600,000 paid off the former mortgage note and paid a cash flow distribution from refinancing proceeds of ap-proximately $1,800,000 to the Partnership. This new mortgage bears interest at the rate of 6.96% per annum and is payable in monthly installments of $70,238 which includes principal and interest. Any remaining principal and interest shall be due and payable May 1, 2000 or on any earlier date on which the unpaid principal balance of the note be come due and payable, by acceleration of otherwise.

The Partnership is not expected to have access to additional sources of financing.

The Partnership previously negotiated Operating Deficit Guaranty Agreements with all Local Partnerships in which the Local General Partners agreed to fund operating deficits, up to a stated maximum amount, for a specified period of time (generally, three years commencing at break-even). The terms of the Operating Deficit Guaranty Agreements varied for each Local Partnership. The gross amount of the Operating Deficit Guarantees aggregate approximately $16,880,000, of which $16,880,000, $16,430,000 and $16,430,000 had expired as of
March 15, 1998, 1997 and 1996, respectively. As of March 15, 1998, all operating deficit guarantees have expired.

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

The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is, revalued in light of the reduced income stream, if any.

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

In September 1997, Congress enacted the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRAA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by
Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRAA or that an owner would choose to restructure the mortgage if it were able to participate. MAHRAA is supposed to go into effect on October 28, 1998; regulations implementing the program must be issued prior to that time. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRAA.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its Offering in 31 Local Partnerships, all of which fully have their Tax Credits in place (see, Results of Operations of Certain Local Partnerships below with respect to Regent Street Associates, L.P.). The Tax Credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining Tax Credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 15, 1998, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

The following is a summary of the results of operations of the Partnership for the years ended March 15, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years, respectively).

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

The net loss for the 1997, 1996 and 1995 Fiscal Years totaled $7,175,085, $7,618,131 and $6,457,394, respectively.

The Partnership continues to meet the investment objective of generating Housing Tax Credits to qualified BACs holders. To date all of the Local Partnerships have remained in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $11,058,148, $11,001,671 and $11,327,236 in Tax Credits during the 1997, 1996 and 1995 Fiscal Years, respectively.

1997 vs. 1996

Rental income increased approximately 1% for the 1997 Fiscal Year as compared to the corresponding period in 1996 primarily due to annual rental rate increases.

Other income decreased approximately $355,000 for the 1997 Fiscal Year as compared to the corresponding period in 1996 primarily due to a refund of overpaid property taxes at Bayridge Associates in the 1996 Fiscal Year and a HUD reimbursement for vacancy losses at Shiloh Grove in the 1996 Fiscal Year.

Total expenses remained fairly consistent for the 1997 Fiscal Year as compared to the corresponding period in 1996 with a decrease of approximately 1%.

1996 vs. 1995
Rental income decreased less than 1% for the 1996 Fiscal Year as compared to the corresponding period in 1995 primarily due to a retroactive rent increase during the third quarter of 1995 at B & C Housing Associates and a decrease in rental assistance payments at Shiloh-Grove. Excluding these two Local Partnerships, rental income increased approximately 1% for the 1996 Fiscal Year as compared to the corresponding period in 1995 primarily due to annual rental rate increases.

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

Results of Operations of Certain Local Partnerships

Regent Street Associates, L.P.
During 1997, Regent Street Associates, L.P. ("Regent Street") and the Internal Revenue Service ("IRS") settled the IRS's challenge to the method by which Regent Street has allocated the below-market federal financing to its properties. The IRS had contended that Regent Street is entitled to only a 4% Low Income Housing Tax Credit rather than a 9% Low Income Housing Tax Credit. The IRS also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. As part of the settlement agreement, Regent Street agreed to reflect cumulative adjustments with respect to the 1988 through 1996 taxable years in the 1997 tax return and to adjust the related depreciation and tax credits for 1997 to conform to the settlement. Under the settlement, in its 1997 taxable year Regent Street will recapture low income housing credits of $1,097,719, recapture rehabilitation credits of $254,244 and recapture depreciation expense of approximately $192,198. The settlement will result in there being no liability for interest with respect to the years involved.

Redwood Villa Associates, L.P.
Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 1997 Fiscal Year, Redwood experienced a loss of $228,599, including $219,179 of depreciation and $4,533 of amortization and at December 31, 1997 had a working capital deficiency of $530,925 and a partners' deficit of $484,684. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain future capital contributions from the partners. Management, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 1997, 1996 and 1995 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 1998 and 1997 was reduced to zero by prior years' losses and the minority interest balance was approximately $408,000 and $410,000, respectively. Redwood's net loss after minority interest amounted to approximately $226,000, $203,000 and $238,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Quality Hill Historic District - Phase II - A, L.P.
One of the loans providing permanent financing for Quality Hill Historic District - Phase II A, L.P. ("Quality Hill") is being provided by the Land Clearance for Redevelopment Authority of Kansas City ("LCRA") in the amount of $960,000. This noninterest bearing note is secured by a fourth deed of trust on the rental property and is due in full on June 26, 2021. One-fourteenth of the unpaid principal balance is to be forgiven annually on the anniversary date of the note so long as the property is used only as rental property for qualified low-income families and individuals. In both 1997 and 1996, $68,571 is recorded as cancellation of indebtedness income and is included in other income.

Walnut Park Plaza Associates
Walnut Park Plaza Associates ("Walnut Park") has sustained recurring losses from operations. At December 31, 1997, Walnut Park had not made certain payments required under the terms of the Bond Indenture and, as a result, is in default. On April 9, 1996, Walnut Park entered into an interim agreement with E.A.Moos ("Moos"), Walnut Park's bondholders, which expired October 15, 1996 subject to certain defined extension and termination provisions. Moo's and Walnut Park continued to operate under the terms of the interim agreement until the bonds were sold on October 31, 1997 to Municipal Capital Appreciation Partners, ILP ("MCAPI"), at which time the interim agreement expired. The interim agreement primarily allowed Moos to select an interim and permanent replacement property manager, to formulate a proposal to replace the general partner, and to possibly restructure the indebtedness of the project. On April 29, 1997, an agreement was signed which provides for, among other things, the transfer of the general partner interest to RCC Partners '96 LLC ("RCC"), an affiliate of the General Partners. Upon transfer of the general partner interest to RCC, amounts due to the former general partner and its affiliates totaling $693,340 were forgiven resulting in a contribution to the subsidiary partners' capital. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership to approve certain major operating and financial decisions, the Partnership continues to have a controlling financial interest in Walnut Park. Walnut Park's continued existence is dependent on improving the financial operations of Walnut Park, the ultimate resolution of the default of certain obligations under the terms of the Bond Indenture, or the refinancing of the Bond Indenture. Contingent upon the outcome of the aforementioned items, Walnut Park may be unable to continue as a going concern in its present form. The Partnership's investment in Walnut Park at March 15, 1998 and March 15, 1997 was reduced to zero by prior years' losses and the minority interest balance amounted to approximately $1,125,000 and $437,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $511,000, $541,000 and $257,000 for the 1997, 1996 and 1995 Fiscal
Years, respectively.

Robin Housing Associates
Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. Robin Housing's insurance carrier intends to defend Robin Housing vigorously. Management believes that the insurance coverage is adequate to cover any liability arising from this action. Since it is too premature to make an evaluation of the amount or range of Robin Housing's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $577,000. The Partnership's investment in Robin Housing was approximately $577,000 and $711,000 at March 15, 1998 and 1997, respectively, and the minority interest balance was approximately $68,000 and $174,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $91,000, $115,000 and $140,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Willoughby-Wyckoff Housing Associates
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies, and equity deficiencies. Management plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 15, 1998 and 1997 was reduced to zero by prior years' losses and the minority interest balance was approximately $276,000 and $277,000, respectively. Willoughby's net loss after minority interest amounted to approximately $141,000, $276,000 and $309,000 for the 1997, 1996 and 1995 Fiscal Years.

Year 2000 Compliance
As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partners are in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

Other

There has recently been an increasing number of requests for the list of limited partners such as BAC holders of the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of BAC holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BAC holders' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 8.  Financial Statements and Supplementary Data.
                                                                     Sequential
                                                                        Page
                                                                     ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                    18

         Consolidated Balance Sheets at March 15, 1998 and 1997          95

         Consolidated Statements of Operations for the Years
         Ended March 15, 1998, 1997 and 1996                             96

         Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 15, 1998, 1997 and
         1996                                                            97

         Consolidated Statements of Cash Flows for the Years
         Ended March 15, 1998, 1997 and 1996                             98

         Notes to Consolidated Financial Statements                     100

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiaries as of March 15, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years ended March 15, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 30 (Fiscal 1997, 1996 and 1995) subsidiary partnerships whose losses aggregated $7,098,332 (Fiscal 1997), $5,837,225 (Fiscal 1996), and $5,342,970 (Fiscal 1995) and whose assets constituted 95% and 93% of the Partnership's assets at March 15, 1998 and 1997, respectively, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 1998 and 1997 and the results of their operations and cash flows for the years ended March 15, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 1997 Fiscal Year, these subsidiary partnerships incurred significant operating losses and one is in default on its mortgage obligation. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these three subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' losses aggregated $887,146 (Fiscal 1997), $1,027,546 (Fiscal 1996) and $812,198 (Fiscal 1995) and their assets aggregated $16,967,227 and $17,647,112 at March 15, 1998 and 1997,
respectively. Management's plans regarding these matters are also discussed in
Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP

New York, New York
May 15, 1998

                          [JOHN D. SCHULER LETTERHEAD]


                          Independent Auditor's Report
                          ----------------------------

To the Partners
B & C Housing Associates
Marlton, New Jersey

           We have audited the accompanying balance sheets of B & C Housing Associates, A Limited Partnership, HUD Project No. 118-94004, as of December 31, 1997, and 1996, and the related statements of income and expense, changes in partners' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, as of December 31, 1997, and 1996, and the results of its operations and the changes in partners' equity and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

           In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1998, on our consideration of B & C Housing Associates' internal control structure and reports dated January 16, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

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


Tulsa, Oklahoma
January 16, 1998

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


                                                         /s/ John D. Schuler
                                                      -------------------------

Tulsa, Oklahoma
January 18, 1997

                      [Fishbein & Company, P.C. Letterhead]

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Partners
State Street 86 Associates Limited Partnership

         We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   /s/ Fishbein & Company, P.C.


January 16, 1998
Elkins Park, Pennsylvania

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

/s/ Fishbein & Company, P.C.
---------------------------------

Elkins Park, Pennsylvania
January 22, 1997

                     [Fishbein & Company, P.C. Letterhead]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Partners
Foxglenn Investors

         We have audited the accompanying balance sheets of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                         /s/ Fishbein & Company, P.C.

January 15, 1998
Elkins Park, Pennsylvania

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


/s/ Fishbein & Company
-----------------------------
Elkins Park, Pennsylvania
January 22, 1997

                [Larry C. Stemen, CPA and Associates Letterhead]


                          Independent Auditor's Report
                          ----------------------------

February 4, 1998

To the General and Limited Partners of
Shiloh Grove Limited Partnership
Columbus, Ohio

We have audited the accompanying balance sheets of Shiloh Grove Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the above mentioned financial statements present fairly, in all material respects, the financial position of Shiloh Grove Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ Larry C. Stemen, CPA and Associates

Larry C. Stemen, CPA and Associates
Certified Public Accountants
Columbus, Ohio
February 4, 1998
Revised March 10, 1998


                                      (1)

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

/s/ Larry C. Stemen, CPA and Associates
--------------------------------------------

Larry C. Stemen, CPA and Associates
Certified Public Accountants
Columbus, Ohio
January 29, 1997

                    [L.H. FRISHKOFF & COMPANY LLP Letterhead]

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Partners of
Silver Blue Lake Apartments, Ltd.
(A Limited Partnership)
Miami, Florida

                       FHA PROJECT NO. FL29-K005-009-124
                       ---------------------------------

We have audited the accompanying statements of financial condition of Silver Blue Lake Apartments, Ltd. (A Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Blue Lake Apartments, Ltd. (A Limited Partnership) as of December 31, 1997 and 1996 and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                /s/ L.H. FRISHKOFF & COMPANY LLP
                                                --------------------------------
                                                L.H. FRISHKOFF & COMPANY LLP
                                                /s/ L.H. FRISHKOFF & COMPANY LLP
New York, New York
February 5, 1998

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

                                                    /S/ L.H. FRISHKOFF & COMPANY
                                                    ----------------------------
                                                        L.H. FRISHKOFF & COMPANY

New York, New York
January 24, 1997

                         [Bick-Fredman & Co Letterhead]

                          Independent Auditor's Report
                          ----------------------------


The General and Limited Partners
Lancaster Towers Associates, L.P.
Cleveland, Ohio

         We have audited the accompanying balance sheets of Lancaster Towers Associates, L.P. (a Delaware Limited Partnership), as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1998 on our consideration of Lancaster Towers Associates, L.P.'s internal control and reports dated January 15, 1998 on its compliance with laws and regulations.


                                             /s/ Bick-Fredman & Co.
Cleveland, Ohio
January 15, 1998

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

                                                   /s/ Bick-Fredman & Co.
                                                   -----------------------------


Cleveland, Ohio
January 24, 1997

                       [Asher & Company, Ltd. Letterhead]


                          Independent Auditors' Report
                          ----------------------------

The Partners
West Kinney Associates, L.P.
  T/A Willie T. Wright Plaza
Marlton, New Jersey

         We have audited the accompanying balance sheets of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, Partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership), as of December 31, 1997 and 1996, and the results of its operations, changes in its Partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The Partners
West Kinney Associates, L.P.
    T/A Willie T. Wright Plaza

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have issued a report dated January 26, 1998 on our consideration of West Kinney Associates', L.P. T/A Willie T. Wright Plaza (A Limited Partnership), internal control and reports dated January 26, 1998 on its compliance with specific requirements applicable to its major HUD program and specific requirements applicable to fair housing and non-discrimination.

                                             /s/ ASHER & COMPANY, Ltd.
                                             ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 26, 1998

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

                                               /s/ SHORE, AVRACH & COMPANY, P.C.
                                                   Certified Public Accountants

January 18, 1996

                   [GERALD V. GERRITZ, JR., P.C. Letterhead]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
of Autumn Park Associates Limited Partnership

I have audited the accompanying balances sheet of Autumn Park Associates Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Park Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Gerald V. Gerritz, Jr.
Gerald V. Gerritz, Jr., CPA, P.C.
Portland, Oregon
January 26, 1998

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


/s/ Merina McCoy Gerritz
---------------------------------
Merina McCoy Gerritz, CPA's, P.C.
West Linn, Oregon
February 18, 1997

                       [ZINER & COMPANY, P.C. Letterhead]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Regent Street Associates

         We have audited the accompanying balance sheet of Regent Street Associates (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Regent Street Associates as of December 31, 1996 were audited by other auditors whose report dated February 9, 1997 expressed an unqualified opinion on those financial statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Street Associates at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        /s/ ZINER & COMPANY, P.C.

February 9, 1998
Boston, Massachusetts

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


/s/ J. H. Williams & Co., LLP
------------------------------
Kingston, Pennsylvania
February 9, 1997

                        [Asher & Company, Ltd. Letterhead]


                          Independent Auditors' Report
                          ----------------------------


The Partners
Magnolia Arms Associates, Ltd.
   T/A Palm Terrace Apartments
Marlton, New Jersey

         We have audited the accompanying balance sheets of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 1997 and 1996 and the related statements of loss, Partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 1997 and 1996 and the results of its operations, changes in its Partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Page Two
The Partners
Magnolia Arms Associates, Ltd.
   T/A Palm Terrace Apartments


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

                                       /s/ Asher & Company, Ltd.
                                       ASHER & COMPANY, LTD.

Philadelphia, Pennsylvania
January 16, 1998

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

January 23, 1996

                       [Asher & Company, Ltd. Letterhead]


Independent Auditors' Report

The Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

      We have audited the accompanying balance sheets of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 1997 and 1996 and the related statements of profit and loss, Partners' deficit and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 1997 and 1996 and the results of its operations, changes in its Partners' deficit and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

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

Page Two
The Partners
Greenleaf Associates, L.P.

      In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1998 on our consideration of Greenleaf Associates, L.P.'s (A Limited Partnership), HUD Project No. 084-94009, internal control and reports dated January 16, 1998 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.


                                           /s/ Asher & Company, Ltd.
                                           Asher & Company, Ltd.

Philadelphia, Pennsylvania
January 16, 1998

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

January 24, 1996 except for Note 3 as to which the date is February 21, 1996

            [JOSE E. ROSARIO & CO. SAN JUAN, PUERTO RICO Letterhead]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Alameda Towers Associates, L.P.
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Alameda Towers Associates, L.P. as of December 31, 1997 and 1996 and the related Statements of Losses and Changes in Partner's Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 1997 and 1996 and the results of its operations and changes in partner's capital and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                              /s/ JOSE E. ROSARIO & CO.
                                              JOSE E. ROSARIO & CO.
                                              License No. 961
                                              Expires December 1, 1998


Seal of JOSE E. ROSARIO

January 30, 1998

Stamp No. 1468191 of the Puerto
Rico College of CPAs was
affixed to the original.

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

                    [L.H. FRISHKOFF & COMPANY LLP Letterhead]

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Partners of
Dixie Apartment Associates, Ltd.
(A Limited Partnership)
Miami, Florida

                       FHA PROJECT NO. FL29-K005-013-131
                       ---------------------------------

We have audited the accompanying statements of financial condition of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                               /s/ L.H. Frishkoff & Company LLP
                                               ---------------------------------
                                               L.H. FRISHKOFF & COMPANY LLP

                                               /s/ L.H. Frishkoff & Company LLP

New York, New York
February 2, 1998

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


                                             /s/  L.H. FRISHKOFF & COMPANY
                                                  -----------------------------
                                                  L.H. FRISHKOFF & COMPANY

New York, New York
January 22, 1997

                   [L. H. FRISHKOFF & COMPANY LLP Letterhead]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Partners of
Ludlam Gardens Apartments, Ltd.
(A Limited Partnership)
Miami, Florida

                       FHA Project No. FL29-K005-009-123
                       ---------------------------------

We have audited the accompanying statements of financial condition of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1997 and 1996 and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                /s/ L.H. Frishkoff & Company LLP
                                                --------------------------------
                                                L.H. FRISHKOFF & COMPANY LLP

                                                /s/ L.H. Frishkoff & Company LLP

New York, New York
February 2, 1998

                      [L.H. FRISHKOFF & COMPANY LETTERHEAD]

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

New York, New York
January 23, 1997

                   [PHILIP ROOTBERG & COMPANY, LLP Letterhead]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Grove Parc Associates Limited Partnership

We have audited the accompanying balance sheet of Grove Parc Associates Limited Partnership (a limited partnership) - F.H.A. Project No. 071-36654 as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership - F.H.A. Project No. 071-36654 as of December 31, 1997 and 1996, and the results of its operations, changes in its partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998, on our consideration of the Partnership's internal control and a report dated February 10, 1998, on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed on the preceding contents page are presented for purposes of additional analysis to comply with HUD reporting requirements and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Philip Rootberg & Company, LLP

Chicago, Illinois
February 10, 1998

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

Chicago, Illinois
January 23, 1997

                     [Reznick Fedder & Silverman Letterhead]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Apple Creek Housing Associates, Ltd.

         We have audited the accompanying balance sheet of Apple Creek Housing Associates, Ltd. as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Creek Housing Associates, Ltd. as of December 31, 1997, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 16, 1998 on our consideration of Apple Creek Housing Associates, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/ Reznick Fedder & Silverman

Boston, Massachusetts                        Federal Employer Identification
January 16, 1998                               Number: 52-1088612

Audit Principal: Philip A. Weitzel


                                       -7

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

/s/ REZNICK FEDDER & SILVERMAN

Boston, Massachusetts                          Federal Employer
February 7, 1996                                Identification Number:
                                                52-1088612


Audit Principal: Philip A. Weitzel

                 [BRODSHATZER, WALLACE, SPOON & YIP Letterhead]

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Redwood Villa Associates
(A Limited Partnership)

We have audited the balance sheet of Redwood Villa Associates (A Limited Partnership) as of December 31, 1997, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Redwood Villa Associates as of December 31, 1996 were audited by other auditors whose reported dated January 22, 1997 on those statements included an explanatory paragraph that described the uncertainty about the Partnership's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates (A Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has sustained operating losses since inception. For the year ended December 31, 1997, the Partnership experienced a loss of $228,599 (including $219,179 of depreciation and $4,553 of amortization expense) and as of that date, had a working capital deficiency of $530,925 and a partners' deficit of

Redwood Villa Associates
(A Limited Partnership)
Page 2

$484,684. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 1998 on our consideration of Redwood Villa Associates' (A Limited Partnership) internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations contracts and grants.


/s/ BRODSHATZER, WALLACE, SPOON & YIP

San Diego, California
January 21, 1998

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

/s/ LEAF AND COLE

San Diego, California
February 22, 1996

                       [Asher & Company, Ltd. Letterhead]


                          Independent Auditors' Report
                          ----------------------------

The Partners
Charles Drew Court Associates, L.P.
Marlton, New Jersey

         We have audited the accompanying balance sheets of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 1997 and 1996 and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                           /s/ Asher & Company, Ltd.
                                           ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 17, 1998

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

January 17, 1996

                       [Asher & Company, Ltd. Letterhead]


                          Independent Auditors' Report
                          ----------------------------


The Partners
Walnut Park Plaza Associates
Philadelphia, Pennsylvania

          We have audited the accompanying balance sheets of Walnut Park Plaza Associates (a Pennsylvania Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Park Plaza Associates as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has suffered recurring losses from operations and is in default of certain obligations under the terms of the bond indenture. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern at December 31, 1997. The General Partner's plans regarding these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Asher & Company, Ltd.
                                             ASHER & COMPANY, Ltd.


Philadelphia, Pennsylvania
February 10, 1998

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

                                                       /s/ Asher & Company, Ltd.
                                                           ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
February 3, 1997, except for Note M,
 as to which the date is April 29, 1997.

         [HENICK & YLVISAKER, Certified Public Accountants Letterhead]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Partners
Bayridge Associates Limited Partnership

We have audited the accompanying Balance Sheet of Bayridge Associates Limited Partnership (an Oregon Limited Partnership) as of December 31, 1997 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 1996 were audited by other auditors whose report, dated February 12, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayridge Associates Limited Partnership, as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Henick & Ylvisaker

Portland, Oregon
February 8, 1998

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

                                               /s/ Arthur Andersen L.L.P.

Denver, Colorado,
  February 12, 1997.

                   [Habif, Arogeti & Wynne, P.C. Letterhead]


                          INDEPENDENT AUDITORS'REPORT
                          ---------------------------

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, PHFA Project No. R-251-8E, as of December 31, 1997 and 1996, and the related statements of profit and loss, changes in partners' equity [deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 1998 on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal controls and reports dated January 31, 1998 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-Discrimination, and its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report [shown on pages 15 to 22] is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 31, 1998

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


/s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia

January 31, 1997

   [Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C

/S/ Marden, Harrison & Kreuter Certified Public Accountants, P.C.

Port Chester, New York
January 30, 1998

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

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.G.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 31, 1997

   [Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 30, 1998

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

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 31, 1997

   [Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Port Chester, New York
January 30, 1998

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

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 31, 1997

   [Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]


INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter


Port Chester, New York
January 30, 1998

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

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter


Port Chester, New York
January 31, 1997

            [SMITH & RADIGAN CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

We have audited the accompanying balance sheet of Lund Hill Associates, (a limited partnership), WHEDA Project No. 021, as of December 31, 1997, and the related statements of partners' equity (deficit), operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, (not presented herein) present fairly, in all material respects, the financial position of Lund Hill Associates as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                              /s/ Smith & Radigan

Atlanta, Georgia
January 30, 1998

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

                                                             /s/ SMITH & RADIGAN

Atlanta, Georgia
February 9, 1996

          [Rick J. Tanneberger CERTIFIED PUBLIC ACCOUNTANT Letterhead]


                          Independent Auditor's Report
                          ----------------------------

The Partners
Tanglewood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                 /s/ Rick J. Tanneberger
                                 Rick J. Tanneberger, CPA, P.A.

January 28, 1998
Fayetteville, Arkansas

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

Fayetteville, Arkansas
February 3, 1997

                             [RBG & CO. Letterhead]

                          Independent Auditors' Report

Partners
Quality Hill Historic District -
   Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District-Phase II-A, L.P., a limited partnership, as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic District-Phase II-A, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                           /s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
February 1, 1998

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


                                           /s/Rubin, Brown, Gornstein & Co. LLP
                                           -------------------------------------

St. Louis, Missouri
January 23, 1997

                      [HAMILTON & MUSSER, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Partners
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1997 and 1996 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 26, 1998                                   Certified Public Accountants

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

Mechanicsburg, Pennsylvania                         /s/ Hamilton & Musser, P.C.

February 26, 1997                                   Certified Public Accountants

                       [ZINER & COMPANY, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture

          We have audited the accompanying balance sheet of Sartain School Venture (a Pennsylvania limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sartain School Venture as of December 31, 1996 were audited by other auditors whose report dated February 8, 1997, expressed an unqualified opinion on those financial statements.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                             /s/ Ziner & Company, P.C.


February 8, 1998
Boston, Massachusetts

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


/s/ J. H. Williams & Co., LLP
------------------------------
Kingston, Pennsylvania
February 8, 1997

                                  LIBERTY TAX CREDIT PLUS L.P.
                                        AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                             ASSETS

                                                                               March 15,
                                                                    -----------------------------
                                                                           1998        1997
                                                                    ------------     ------------
Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4, 7 and 10)                               $175,421,110     $182,767,711
Cash and cash equivalents (Notes 2, 3 and 10)                          2,852,210        2,918,344
Cash held in escrow (Notes 3 and 5)                                   10,072,081        9,258,938
Accounts receivable - tenants                                            602,311          612,022
Deferred costs, less accumulated amortization (Notes 2 and 6)          3,551,003        3,836,817
Other assets                                                           1,187,963        1,404,120
                                                                    ------------     ------------

   Total assets                                                     $193,686,678     $200,797,952
                                                                     ===========      ===========


                                LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Mortgage notes payable (Notes 3 and 7)                            $155,846,595     $157,643,066
  Accounts payable and other liabilities                               8,530,428        7,954,170
  Due to local general partners and affiliates (Note 8)               14,186,745       14,161,748
  Due to general partners and affiliates (Note 8)                      4,236,430        2,987,268
  Due to selling partners                                                987,711          980,913
                                                                   -------------    -------------

                                                                     183,787,909      183,727,165
                                                                    ------------     ------------
Minority interests (Note 2)                                            6,127,247        6,124,180
                                                                    ------------     ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital
  Limited partners (15,987.5 BACs issued and
   outstanding) (Note 1)                                               4,463,651       11,566,985
   General partners                                                     (692,129)        (620,378)
                                                                   -------------    -------------

   Total partners' capital                                             3,771,522       10,946,607
                                                                    ------------     ------------

   Total liabilities and partners' capital                          $193,686,678     $200,797,952
                                                                     ===========      ===========

See accompanying notes to consolidated financial statements.

                                  LIBERTY TAX CREDIT PLUS L.P.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Year Ended March 15,
                                                      -------------------------------------------
                                                          1998           1997             1996
                                                      -----------    -----------      -----------
Revenues
  Rental income                                       $33,795,715    $33,414,089      $33,437,870
  Other (Notes 7 and 10)                                1,555,134      1,910,227        2,017,385
                                                      -----------    -----------      -----------

                                                       35,350,849     35,324,316       35,455,255
                                                       ----------     ----------       ----------

Expenses
  General and administrative                            4,856,007      4,882,668        4,749,747
  General and administrative
   - related parties (Note 8)                           2,573,776      2,677,535        1,774,751
  Repairs and maintenance                               6,460,088      6,674,072        6,330,209
  Operating and other                                   3,857,090      4,001,390        3,745,599
  Taxes                                                 1,670,113      1,618,529        1,568,091
  Insurance                                             1,449,547      1,477,670        1,556,561
  Interest                                             12,893,424     13,118,835       13,611,207
  Depreciation and amortization                         9,113,446      8,873,802        9,060,347
                                                      -----------    -----------      -----------

                                                       42,873,491     43,324,501       42,396,512
                                                       ----------     ----------       ----------

Minority interests in loss of subsidiaries                347,557        382,054          483,863
                                                     ------------   ------------     ------------

Net loss                                             $ (7,175,085)  $ (7,618,131)    $ (6,457,394)
                                                      ===========    ===========      ===========

Number of BACs outstanding                               15,987.5       15,987.5         15,987.5
                                                      ===========    ===========      ===========

Net loss - limited partners                          $ (7,103,334)  $ (7,541,950)    $ (6,392,820)
                                                      ===========    ===========      ===========

Net loss per BAC                                     $    (444.31)  $    (471.74)    $    (399.86)
                                                      ===========    ===========      ===========

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                      Limited           General
                                                           Total      Partners          Partners
                                                           -----      --------          --------
Partners' capital (deficit) - March 16, 1995          $25,022,132    $25,501,755        $(479,623)
Net loss, year ended March 15, 1996                    (6,457,394)    (6,392,820)         (64,574)
                                                      -----------    -----------        ---------

Partners' capital (deficit)- March 15, 1996            18,564,738     19,108,935         (544,197)
Net loss, year ended March 15, 1997                    (7,618,131)    (7,541,950)         (76,181)
                                                      -----------    -----------        ---------

Partners' capital (deficit)- March 15, 1997            10,946,607     11,566,985         (620,378)
Net loss, year ended March 15, 1998                    (7,175,085)    (7,103,334)         (71,751)
                                                      -----------    -----------         --------

Partners' capital (deficit)- March 15, 1998           $ 3,771,522    $ 4,463,651        $(692,129)
                                                       ==========     ==========         ========

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 Year Ended March 15,
                                                       ------------------------------------------
                                                          1998           1997             1996
                                                       ----------     ----------       ----------
Cash flows from operating activities:
  Net loss                                            $(7,175,085)   $(7,618,131)     $(6,457,394)
                                                       ----------     ----------       ----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Cancellation of indebtedness income (Note 7)            (68,571)       (68,571)         (68,571)
  Accrued interest added to principal
   of mortgage note payable                               139,676        131,713          126,058
  Depreciation and amortization                         9,113,446      8,873,802        9,060,347
  Loss on sale of property and equipment                        0         49,189                0
  (Increase) decrease in assets
   Cash held in escrow                                    (34,147)       157,260        1,148,855
   Accounts receivable - tenants                            9,711        (84,509)         (49,816)
   Other assets                                           153,164        203,350         (204,531)
  Increase (decrease) in liabilities
   Accounts payable and other liabilities                 367,540        540,196         (155,469)
   Due to General Partners and affiliates               1,249,162        605,714          977,618
   Minority interest in loss of subsidiaries             (347,557)      (382,054)        (483,863)
                                                      -----------    -----------      -----------

   Total adjustments                                   10,582,424     10,026,090       10,350,628
                                                       ----------     ----------       ----------

   Net cash provided by operating activities            3,407,339      2,407,959        3,893,234
                                                       ----------     ----------       ----------

Cash flows from investing activities:
  (Increase) decrease in cash held in escrow             (778,996)        77,754         (817,081)
  Improvements to property and equipment               (1,209,320)    (1,274,858)      (1,268,987)
                                                       ----------     ----------       ----------

   Net cash used in investing activities               (1,988,316)    (1,197,104)      (2,086,068)
                                                       ----------     ----------        ---------

  Net cash from operating and investing activities      1,419,023      1,210,855        1,807,166

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)


                                                                   Year Ended March 15,
                                                       ------------------------------------------
                                                            1998          1997            1996
                                                       ----------     ----------       ----------
Net cash from operating and investing activities,
  brought forward                                       1,419,023      1,210,855        1,807,166
                                                       ----------     ----------       ----------

Cash flows from financing activities:
  Increase in deferred costs                                    0       (323,658)         (30,059)
  Increase in due to Local General
   Partners and affiliates                                892,814        971,417        1,496,048
  Decrease in due to Local General
   Partners and affiliates                               (174,477)      (268,416)        (400,618)
  Increase (decrease) in due to selling partners            6,798        (13,670)          29,649
  Proceeds from mortgage notes                                  0      4,480,000                0
  Repayment of mortgage notes                          (1,867,576)    (5,290,887)      (2,908,134)
  Decrease in capitalization of consolidated
   subsidiaries attributable to minority interest        (342,716)      (627,577)        (142,605)
                                                       ----------     ----------       ----------

   Net cash used in financing activities               (1,485,157)    (1,072,791)      (1,955,719)
                                                       ----------     ----------       ----------

Net (decrease) increase in cash and cash equivalents      (66,134)       138,064         (148,553)

Cash and cash equivalents, beginning of year            2,918,344      2,780,280        2,928,833
                                                       ----------     ----------       ----------

Cash and cash equivalents, end of year                $ 2,852,210    $ 2,918,344      $ 2,780,280
                                                       ==========     ==========       ==========

Supplemental disclosure of cash flows information:

  Cash paid during the year for interest              $10,554,123    $10,384,244      $11,607,623

Supplemental disclosures of noncash activities:
  Increase in accounts payable and other liabilities
   for property and equipment additions               $   208,718    $         0      $   128,553
  Decrease in other assets for
   property and equipment additions                        62,993              0                0
  Reclassification due to local general partner
   and affiliates, to contribution by minority
   interest shareholders                                  693,340              0                0

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

NOTE 1 - General

Liberty Tax Credit Plus L.P., a Delaware limited partnership (the
"Partnership"), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships" or "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. As of March 15, 1998, the Partnership has invested in 31 subsidiary partnerships and does not anticipate making any additional investments.

Since November 25, 1997, the general partners of the Partnership have been Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates"), and together with the Related General Partner (the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Related Credit Properties Inc., a Delaware corporation. The general partner of Liberty Associates is the Related General Partner. On November 25, 1997, affiliates of the Related General Partner and Liberty GP Inc. ("LGP"), then the general partners of the Partnership, entered into a Purchase Agreement pursuant to which the Related General Partner purchased LGP's general partner interest in the Partnership (the "Transfer"). In addition to the Transfer, the Related General Partner also acquired LGP's special limited partner interest in the Partnership and its general partner interest in Liberty Associates. Prior to the Transfer, Liberty Associates was an affiliate of Lehman Brothers.

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

For financial reporting purposes the Partnership's fiscal year ends on March 15. The Partnership's fiscal year ends on March 15, in order to allow adequate time for the subsidiaries finan-

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

cial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP"). All subsidiaries have calendar year ends. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from January 1 through March 15.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated approximately $147,000, $157,000 and $175,000 for the years ended March 15, 1998, 1997 and 1996, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 15, 1998, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

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

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
The carrying amount approximates fair value.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                               March 15, 1998              March 15, 1997
                                               --------------              --------------
                                          Carrying                      Carrying
                                          Amount      Fair Value        Amount       Fair Value
                                          ------      ----------        ------       ----------
Mortgage notes payable for which it is:
Practicable to estimate fair value       $62,496,416   $60,476,749    $63,531,870     $63,407,383
Not Practicable                          $93,350,179           (a)    $94,111,196             (a)

(a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                            March 15,                Estimated
                                               -------------------------------      Useful Lives
                                                    1998              1997            (Years)
                                               ------------      -------------     ------------
Land                                        $  11,804,469        $  11,804,469           -
Buildings and improvements                    239,504,907          238,560,792       15 to 40
Other                                           4,985,616            4,448,700        3 to 20
                                             ------------        -------------
                                              256,294,992          254,813,961
Less:  Accumulated depreciation                80,873,882           72,046,250
                                             ------------         ------------

                                             $175,421,110         $182,767,711
                                             ============         ============

Included in property and equipment are $6,859,371 of acquisition fees paid to the general partners and $952,737 of acquisition expenses. In addition, as of March 15, 1998, buildings and improvements include $2,870,719 of capitalized interest.

In connection with the development or rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $23,360,275 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 15, 1998, 1997 and 1996 amounted to $8,827,632, $8,575,413 and $8,785,046, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

During the year ended March 15, 1997, accumulated depreciation on dispositions amounting to $14,150 was written off.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                              March 15,
                                                    ----------------------------
                                                        1998             1997
                                                    -----------       ----------
Real estate taxes, insurance, and other             $ 2,422,142       $2,506,597
Reserve for replacements                              6,734,304        5,955,308
Other                                                   915,635          797,033
                                                    -----------       ----------
                                                    $10,072,081       $9,258,938
                                                    ===========       ==========

NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:

                                                         March 15,
                                              --------------------------------       Period
                                                  1998                1997          (Months)
                                              -----------          -----------    -----------
Operating guarantee fee                       $   510,443          $   510,443          60
Financing expenses                              4,683,188            4,724,538           *
Organization expenses                           1,452,489            1,452,489          60
Supervisory salaries                              795,609              795,609          60
Other                                              48,518               48,518        Various
                                              -----------          -----------
                                                7,490,247            7,531,597
Less:  Accumulated amortization                (3,939,244)          (3,694,780)
                                               ----------            ---------
                                               $3,551,003           $3,836,817
                                                =========            =========

*Over the life of the respective mortgages.

Amortization of deferred costs for the years ended March 15, 1998, 1997 and 1996 amounted to $285,814, $298,389 and $275,301, respectively.

During the years ended March 15, 1998 and 1997, deferred costs and accumulated amortization of $41,350 and $124,570 were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $1,068,000 including principal and interest at rates varying from 1% to 12% per annum, through 2029. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

Annual principal payment requirements as of March 15, 1998 for each of the next five fiscal years and thereafter are as follows:


Fiscal Year Ending                            Amount
------------------                            ------
1998                                     $   2,822,289
1999                                         2,948,930
2000                                         3,208,679
2001                                         9,279,904
2002                                         9,661,389
Thereafter                                 127,925,404
                                           -----------

                                          $155,846,595
                                           ===========

See Note 10 for other subsidiary partnerships' financing activities.

Quality Hill Historic District - Phase II - A, L.P.
One of the loans providing permanent financing for Quality Hill Historic District - Phase II A, L.P. ("Quality Hill") is being provided by the Land Clearance for Redevelopment Authority of Kansas City ("LCRA") in the amount of $960,000. This non-interest bearing note is secured by a fourth deed of trust on the rental property and is due in full on June 26, 2021. One-fourteenth of the unpaid principal balance is to be forgiven annually on the anniversary date of the note so long as the property is used only as rental property for qualified low-income families and individuals. In both 1997 and 1996, $68,571 is recorded as cancellation of indebtedness income and is included in other income.

NOTE 8 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the years ended March 15, 1998, 1997 and 1996 were as follows:

A)  Related Party Fees

                                                                    Year Ended March 15,
                                                       -------------------------------------------
                                                          1998            1997             1996
                                                       ----------     ----------       ----------
Partnership management fees (a)                        $1,138,000     $1,138,000       $  294,500
Expense reimbursement (b)                                 119,379        117,130          213,927
Property management fees (c)                            1,244,897      1,345,905        1,184,824
Local administrative fee (d)                               71,500         76,500           81,500
                                                       ----------     ----------       ----------

                                                       $2,573,776     $2,677,535       $1,774,751
                                                        =========      =========        =========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement) for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the general partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $3,126,000 and $1,988,000 were accrued and unpaid as of March 15, 1998 and March 15, 1997, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $404,000 and $293,000 were accrued and unpaid as of March 15, 1998 and March 15, 1997, respectively.

The General Partners have continued advancing funds and allowing for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $1,815,645, $1,851,991 and $1,828,409 for the years ended March 15, 1998, 1997 and 1996, respectively. Of these fees $1,160,288, $1,265,395 and $1,108,548 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $84,609, $80,510 and $76,276 was incurred to affiliates of the Partnership.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

The General Partners of the Partnership were allocated approximately $71,000, $69,000 and $45,000 of passive losses for the years ended March 15, 1998, 1997 and 1996, respectively.

(e) Liberty Associates III L.P. received cash distributions of approximately $3,500, $1,900 and $800 during the years ended March 15, 1998, 1997 and 1996, respectively.

Liberty Associates III L.P. was allocated Low-Income Housing Tax Credits of approximately $2,200, for each of the taxable years ended March 15, 1998, 1997 and 1996, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

(f) Due to local general partners and affiliates at March 15, 1998 and 1997 consists of the following:

                                                              March 15,
                                                    ----------------------------
                                                        1998             1997
                                                    -----------       ----------
Operating deficit advances                        $     123,055    $     586,265
Operating advances                                    1,259,814        1,111,030
Development fee payable                                 231,500          231,400
Residual loan payable                                    52,500           52,500
Interest (g)                                          5,071,288        4,469,886
Long-term notes payable (g)                           5,725,981        5,725,981
Management and other fees                             1,722,607        1,984,686
                                                    -----------      -----------
                                                    $14,186,745      $14,161,748
                                                    ===========      ===========

(g) Long term notes payable consist of the following:

                                                              March 15,
                                                    ----------------------------
                                                        1998             1997
                                                    -----------       ----------

Grove Parc Assoc. L.P.
This note bears interest at  7.39%
compounded annually on May 1 of each year.
The note is secured by a mortgage subordinate in
rights to mortgages securing the building loan.
Both principal and interest on the loan are due
and payable in full out of residual receipts on
April 29, 2010, or are immediately due and payable
upon refinancing or sale of the project.             $5,040,000       $5,040,000

Dixie Apartment Assoc. LTD
This promissory note bears interest at 11%
with a maturity date of June 1, 2002. (Note 10)         105,187          105,187

Ludlam Gardens Apartments LTD
This promissory note bears interest at 11%
with a maturity date of June 1, 2000. (Note 10)         441,124          441,124

B & C Housing Associates
This promissory note bears interest on the unpaid
principal balance with interest at prime plus 2%
per annum payable along with principal as and when
permitted by the partnership agreement and payable
only from surplus cash.                                 139,670          139,670
                                                      ---------        ---------

                                                     $5,725,981       $5,725,981
                                                      =========        =========

B)  Guarantees

The Partnership previously negotiated Operating Deficit Guaranty Agreements with all of the Local Partnerships in which the Local General Partners have agreed to fund operating deficits, up to a stated maximum amount, for a specified period of time (generally, three years commencing at break-even). The terms of the Operating Deficit Guaranty Agreements varied for each Local Partnership. The gross amount of the Operating Deficit Guarantees aggregated approximately $16,880,000, of which approximately $16,880,000, $16,430,000 and $16,430,000

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

expired as of March 15, 1998, 1997 and 1996, respectively. As of March 15, 1998, all operating deficit guarantees have expired.

The general partners of Bayridge Associates Limited Partnership ("Bayridge"), a subsidiary partnership, agreed to provide guarantees of up to $1,000,000 to fund debt service deficiencies in the event certain debt coverage and debt service ratios were not met for specified periods of time. As of March 15, 1998, no guarantees have been funded. The Debt Coverage Guaranty Agreement provides for the security to be reduced to a $100,000 letter of credit provided by the Bayridge general partners.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                   Year Ended December 31,
                                                      -------------------------------------------
                                                          1997           1996             1995
                                                      ------------   ------------    ------------
Financial statement
Net loss                                              $(7,175,085)   $(7,618,131)     $(6,457,394)
Difference between depreciation and
  amortization expense recorded for financial
  reporting purposes and the accelerated cost
  recovery system utilized for income tax
  purposes                                                514,650         60,188           84,208
Difference resulting from parent company having
  a different fiscal year for income tax and
  financial reporting purposes                           (687,409)       900,555          (62,638)
Tax basis forgiveness of debt                             693,340        (89,648)       2,096,523

Differences resulting principally from rental
  income recognized for income tax purposes and
  deferred for financial reporting purposes and
  interest and other operating expenses deducted for
  financial reporting purposes not deducted for
  income tax purposes                                     (87,919)      (119,017)         310,469
                                                       -----------   ------------       ---------

Net loss as shown on the  income  tax  return for
  the calendar year ended                             $(6,742,423)   $(6,866,053)     $(4,028,832)
                                                       ==========     ==========       ==========

NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnership - Going Concern

Three subsidiary partnerships, Redwood Villa Associates, Willoughby-Wyckoff Housing Associates and Walnut Park Plaza Associates have significant contingencies and uncertainties regarding their continuing operations which raise substantial doubt about their abilities to continue as going concerns. The financial statements of these three subsidiary partnerships were prepared assuming that each will continue as a going concern.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

Redwood Villa Associates, L.P.
Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 1997 Fiscal Year, Redwood experienced a loss of $228,599, including $219,179 of depreciation and $4,533 of amortization and at December 31, 1997 had a working capital deficiency of $530,925 and a partners' deficit of $484,684. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain future capital contributions from the partners. Management, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 1997, 1996 and 1995 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 1998 and 1997 was reduced to zero by prior years' losses and the minority interest balance was approximately $408,000 and $410,000, respectively. Redwood's net loss after minority interest amounted to approximately $226,000, $203,000 and $238,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Willoughby-Wyckoff Housing Associates
The financial statements of Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies, and equity deficiencies. Management plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 15, 1998 and 1997 was reduced to zero by prior years' losses and the minority interest balance was approximately $276,000 and $277,000, respectively. Willoughby's net loss after minority interest amounted to approximately $141,000, $276,000 and $309,000 for the 1997, 1996 and 1995 Fiscal Years.

Walnut Park Plaza Associates
Walnut Park Plaza Associates ("Walnut Park") has sustained recurring losses from operations. At December 31, 1997, Walnut Park had not made certain payments required under the terms of the Bond Indenture and, as a result, is in default. On April 9, 1996, Walnut Park entered into an interim agreement with E.A.Moos ("Moos"), Walnut Park's bondholders, which expired October 15, 1996 subject to certain defined extension and termination provisions. Moo's and Walnut Park continued to operate under the terms of the interim agreement until the bonds were sold on October 31, 1997 to Municipal Capital Appreciation Partners, ILP ("MCAPI"), at which time the interim agreement expired. The interim agreement primarily allowed Moos to select an interim and permanent replacement property manager, to formulate a proposal to replace the general partner, and to possibly restructure the indebtedness of the project. On April 29, 1997, an agreement was signed which provides for, among other things, the transfer of the general partner interest to RCC Partners '96 LLC ("RCC"), an affiliate of the General Partners. Upon transfer of the general partner interest to RCC, amounts due to the former general partner and its affiliates totaling $693,340 were forgiven and recorded as a contribution to the subsidiary partners' capital. Through the rights of the Partnership and/or a General

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

Partner, which General Partner has a contractual obligation to act on behalf of the Partnership to approve certain major operating and financial decisions, the Partnership continues to have a controlling financial interest in Walnut Park. Walnut Park's continued existence is dependent on improving the financial operations of Walnut Park, the ultimate resolution of the default of certain obligations under the terms of the Bond Indenture, or the refinancing of the Bond Indenture. Contingent upon the outcome of the aforementioned items, Walnut Park may be unable to continue as a going concern in its present form. The Partnership's investment in Walnut Park at March 15, 1998 and March 15, 1997 was reduced to zero by prior years' losses and the minority interest balance amounted to approximately $1,125,000 and $437,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $511,000, $541,000 and $257,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

b)  Subsidiary Partnerships - Other

Regent Street Associates, L.P.
During 1997, Regent Street Associates, L.P. ("Regent Street") and the Internal Revenue Service ("IRS") settled the IRS's challenge to the method by which Regent Street has allocated the below-market federal financing to its properties. The IRS had contended that Regent Street is entitled to only a 4% Low Income Housing Tax Credit rather than a 9% Low Income Housing Tax Credit. The IRS also challenged the inclusion of a portion of the developer's fee and legal costs in qualified expenditures for the purpose of determining Low Income Housing and Historic Rehabilitation Tax Credits and depreciable basis. As part of the settlement agreement, Regent Street agreed to reflect cumulative adjustments with respect to the 1988 through 1996 taxable years in the 1997 tax return and to adjust the related depreciation and tax credits for 1997 to conform to the settlement. Under the settlement, in its 1997 taxable year Regent Street will recapture low income housing credits of $1,097,719, recapture rehabilitation credits of $254,244 and recapture depreciation expense of approximately $192,198. The settlement will result in there being no liability for interest with respect to the years involved.

Robin Housing Associates
Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. Robin Housing's insurance carrier intends to defend Robin Housing vigorously. Management believes that the insurance coverage is adequate to cover any liability arising from this action. Since it is too premature to make an evaluation of the amount or range of Robin Housing's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $577,000. The Partnership's investment in Robin Housing was approximately $577,000 and $711,000 at March 15, 1998 and 1997, respectively, and the minority interest balance was approximately $68,000 and $174,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $91,000, $115,000 and $140,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

c)  Lease Commitment

One of the subsidiary partnerships entered into a forty-year ground lease for the land on which the building is built. As stipulated in the lease, the subsidiary partnership agrees to pay all real estate taxes, license and permit fees, among other charges that may be assessed upon the land or improvements. At December 31, 1997, the subsidiary partnership was committed

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

to minimum future rentals on the noncancellable lease in the amount of $60,000 a year through 2028. The lease payments are payable from available cash and at December 31, 1997, the subsidiary partnership has accrued lease payments of $274,674.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 1998, uninsured cash and cash equivalents approximated $735,000.

e)  Letter of Credit

The subsidiary partnerships were contingently liable at December 31, 1997 on the following open letters of credit:

Debt service                                             $600,000
Development contingency                                    23,310
                                                         --------
                                                         $623,310
                                                         ========
f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

g)  Tax Credits

The Partnership and BAC holders began recognizing Tax Credits with respect to the Properties when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increases over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1997, 1996 and 1995 tax years, Tax Credits of $11,058,148, $11,001,671 and $11,327,236 were generated.

A portion of the Tax Credits could be subject to recapture in future years if
(i) a Local Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of the Projects, or (iii) there is a greater than one-third reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 1998

NOTE 11 - Subsequent Event

In April 1998, Bayridge Associates, L.P. ("Bayridge") refinanced its mortgage note payable of approximately $6,150,000. The new mortgage note in the amount of $10,600,000 paid off the former mortgage note and paid a cash flow distribution from refinancing proceeds of approximately $1,800,000 to the Partnership. This new mortgage bears interest at the rate of 6.96% per annum and is payable in monthly installments of $70,238 which includes principal and interest. Any remaining principal and interest shall be due and payable May 1, 2000 or on any earlier date on which the unpaid principal balance of the note be come due and payable, by acceleration of otherwise.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of Related Credit Properties, Inc., the general partner of the Related General Partner (which, in turn, is the general partner of Liberty Associates), who may be deemed directors or executive officers of the Partnership is set forth below.

Related Credit Properties Inc.

Name                                      Position
----                                      --------

Stephen M. Ross                           Director

J. Michael Fried                          President and Director

Alan P. Hirmes                            Senior Vice President

Stuart J. Boesky                          Vice President

Glenn F. Hopps                            Treasurer

Lynn A. McMahon                           Secretary

STEPHEN M. ROSS, 58, is President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 54, is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of Related. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 43, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Pub-lic Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 42, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

GLENN F. HOPPS, 35, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

LYNN A. McMAHON, 42, has served since 1983 as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                        Name and Address of         Amount and Nature of             Percentage
Title of Class          Beneficial Ownership        Beneficial Ownership               of Class
--------------          --------------------        --------------------               --------
General Partnership     Related Credit              $1,000 capital contribution           98%
Interest in the         Properties L.P.             - directly owned
Partnership             625 Madison Avenue
                        New York, NY 10022

                        Liberty Associates III L.P. $1,000 capital contribution            2%
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

On November 25, 1997, affiliates of the Related General Partner and Liberty GP Inc. ("LGP"), then the general partners of the Partnership, entered into a Purchase Agreement pursuant to which the Related General Partner purchased LGP's general partner interest in the Partnership (the "Transfer"). In addition to the Transfer, the Related General Partner also acquired LGP's special limited partner interest in the Partnership and its general partner interest in Liberty Associates. Prior to the Transfer, Liberty Associates was an affiliate of Lehman Brothers.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                      Sequential
                                                                                         Page
                                                                                      ----------
(a) 1.     Financial Statements

           Independent Auditors' Report                                                   18

           Consolidated Balance Sheets at March 15, 1998 and 1997                         95

           Consolidated  Statements  of  Operations  for the Years  Ended March 15,
           1998, 1997 and 1996                                                            96

           Consolidated Statements of Changes in Partners' Capital (Deficit) for
           the Years Ended March 15, 1998, 1997 and 1996                                  97

           Consolidated  Statements  of Cash  Flows for the Years  Ended  March 15,
           1998, 1997 and 1996                                                            98

           Notes to Consolidated Financial Statements                                    100

(a) 2.     Financial Statement Schedules

           Independent Auditors' Report                                                  120

           Schedule I - Condensed Financial Information of Registrant                    121

           Schedule III - Real Estate and Accumulated Depreciation                       124

           All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

(a) 3.     Exhibits

(21)       Subsidiaries  of the  Registrant - the Local  Partnerships  set forth in
           Item 2 may be considered subsidiaries of the Registrant                       117

(27)       Financial Data Schedule (filed herewith)                                      126


(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                                   Jurisdiction
(c)        Subsidiaries of the Registrant (Exhibit 21)                          of Organization
           ------------------------------                                       ---------------
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


                          LIBERTY TAX CREDIT PLUS L.P.
                                  (Registrant)


                                By: RELATED CREDIT PROPERTIES L.P.,
                                    a General Partner

                                      By:  Related Credit Properties Inc.,
                                           its General Partner


Date:  June 9, 1998
                                     By: /s/ J. Michael Fried
                                         --------------------
                                             J. Michael Fried
                                             President, Chief Executive Officer
                                             and Director
                                             (Principal Executive Officer)


                              By: LIBERTY ASSOCIATES III, L.P.,
                                  a General Partner


                                   By:  Related Credit Properties L.P.,
                                        its General Partner


                                   By:  Related Credit Properties Inc.,
                                        its General Partner


Date:  June 9, 1998
                                      By: /s/ J. Michael Fried
                                          --------------------
                                              J. Michael Fried
                                              President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                           Title                                         Date

                                  President, Chief Executive Officer (principal
                                  executive officer) and Director of Related
                                  Credit Properties Inc., general partner of
                                  Related Credit Properties L.P. (a General
                                  Partner of Registrant) which is also the
                                  general partner of
/s/ J. Michael Fried              Liberty Associates III, L.P.
--------------------              (a General Partner of Registrant)                     June 9, 1998
J. Michael Fried


                                  Senior Vice President,  (principal
                                  financial officer) of Related Credit
                                  Properties Inc., general partner of
                                  Related Credit Properties L.P.
                                  (a General Partner of Registrant)
                                  which is also the general partner of
/s/ Alan P. Hirmes                Liberty Associates III, L.P.
------------------                (a General Partner of Registrant)                     June 9, 1998
Alan P. Hirmes

                                  Treasurer (principal accounting officer) of
                                  Related Credit Properties Inc., general
                                  partner of Related Credit Properties L.P. (a
                                  General Partner of Registrant) which is also
                                  the general partner of
/s/ Glenn F. Hopps                Liberty Associates III, L.P.
------------------                (a General Partner of Registrant)                     June 9, 1998
Glenn F. Hopps

                                  Director of Related Credit
                                  Properties Inc., a general partner of
                                  Related Credit Properties L.P.
                                  (a General Partner of Registrant)
                                  which is also the general partner of
/s/ Stephen M. Ross               Liberty Associates III, L.P.
-------------------               (a General Partner of Registrant)                     June 9, 1998
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated May 15, 1998 on page 18 and based on the reports of other auditors, we have also audited supporting Schedule I for the 1997, 1996 and 1995 Fiscal Years and Schedule III at March 15, 1998. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 1997 Fiscal Year, these subsidiary partnerships incurred significant operating losses and one is in default on its mortgage obligation. These conditions raise substantial doubt about the subsidiary partnership's abilities to continue as going concerns. The financial statements of these three subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' losses before extraordinary items aggregated $887,146 (Fiscal 1997), $1,027,546 (Fiscal 1996) and $812,198
(Fiscal 1995) and their assets aggregated $16,967,227 and $17,647,112 at March 31, 1998 and 1997, respectively. Management's plans regarding these matters are also discussed in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP

New York, New York
May 15, 1998

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships):


                          LIBERTY TAX CREDIT PLUS L.P.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                              March 15,
                                                                   ------------------------------
                                                                           1998           1997
                                                                   -------------     ------------
Cash and cash equivalents                                            $    32,291      $    82,962
Investment in subsidiary partnerships                                 25,151,487       27,362,123
Due from subsidiary partnership                                        1,109,070        1,109,070
Other assets                                                             231,051          253,499
                                                                      ----------       ----------

  Total assets                                                       $26,523,899      $28,807,654
                                                                      ==========       ==========


                        LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates                                $ 3,636,125      $ 2,399,155
                                                                     -----------      -----------

  Total liabilities                                                    3,636,125        2,399,155

Partners' equity                                                      22,887,774       26,408,499
                                                                      ----------       ----------

Total liabilities and partners' equity                               $26,523,899      $28,807,654
                                                                      ==========       ==========

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                    Year Ended March 15,
                                                        -----------------------------------------
                                                          1998          1997             1996
                                                        ---------  -------------     ------------
Revenues                                                $   1,050     $    1,150      $       785
                                                        ---------     ----------      -----------

Expenses

  Administrative and management                           185,619        233,068          202,447
  Administrative and management-related parties         1,257,379      1,255,130          508,427
                                                        ---------     ----------      -----------

  Total expenses                                        1,442,998      1,488,198          710,874
                                                        ---------     ----------      -----------

Loss from operations                                   (1,441,948)    (1,487,048)        (710,089)

Equity in loss of subsidiary partnerships              (2,078,777)    (2,692,365)      (3,255,555)
                                                        ---------     ----------       ----------

Net loss                                              $(3,520,725)   $(4,179,413)     $(3,965,644)
                                                        =========     ==========       ==========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                   Year Ended March 15,
                                                      -------------------------------------------
                                                          1998           1997             1996
                                                      -----------    -----------       ----------
Cash flows from operating activities:

Net loss                                              $(3,520,725)   $(4,179,413)     $(3,965,644)
                                                       ----------     ----------       ----------

Adjustments to reconcile net loss to net cash used in operating activities:

  Equity in loss of subsidiary partnerships             2,078,777      2,692,365        3,255,555
  Decrease in other assets                                 22,448         24,371           19,790
  Due from subsidiary partnership                               0              0            8,990

  Increase (decrease) in liabilities

  Due to general partners and affiliates                1,236,970      1,318,074          507,737
                                                        ---------      ---------       ----------

  Total adjustments                                     3,338,195      4,034,810        3,792,072
                                                        ---------      ---------        ---------

  Net cash used in operating activities                  (182,530)      (144,603)        (173,572)
                                                       -----------    ----------       ----------

Net cash provided by investing activities:

  Distributions from subsidiaries                         131,859        208,195          139,855
                                                       ----------     ----------       ----------

Net decrease (increase) in cash and cash equivalents      (50,671)        63,592          (33,717)

Cash and cash equivalents, beginning of year               82,962         19,370           53,087
                                                       ----------     ----------       ----------

Cash and cash equivalents, end of year                $    32,291    $    82,962      $    19,370
                                                       ==========     ==========       ==========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 1998

                                                                            Initial Cost to Partnership         Cost Capitalized
                                                                            ---------------------------         Subsequent to
                                                                                          Buildings and         Acquisition:
Subsidiary Partnership's Residential Property             Encumbrances        Land         Improvements         improvements
---------------------------------------------             ------------        ----         ------------         ------------

B & C Housing Associates, L.P.
  Tulsa, OK                                             $  5,642,124     $   727,300      $   5,420,791        $  2,515,765
State Street 86 Associates, L.P.
  Camden, NJ                                               8,384,119         861,947         12,460,882             313,810
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                        5,993,174         491,209          6,548,849             423,791
Shiloh Grove L.P. (Mt Vernon)
  Columbus, OH                                            13,651,956         764,874         16,618,743             489,506
Silver Blue Lake Apartments Ltd.
  Miami, FL                                                3,887,500         537,204          4,755,176              55,766
Lancaster Towers Associates, Ltd.
  Lancaster, NY                                            2,633,878         147,000          3,673,921             816,625
West Kinney Associates, L.P.
  Newark, NJ                                               4,627,159         262,466          6,072,924             386,709
Autumn Park Associates, L.P.
  Wilsonville, OR                                          3,906,625         369,932          2,251,887           3,564,042
Regent Street Associates, L.P.
  Philadelphia, PA                                         4,382,777          40,000          7,387,283             230,312
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                         7,047,441         125,000          8,165,738             410,410
Greenleaf Associates L.P.
  Kansas City, MO                                          4,415,930         695,000          5,125,103             262,810
Alameda Towers, Associates L.P.
  San Juan, PR                                             8,797,419         644,000         15,157,047             419,484
Dixie Apartment Associates, Ltd.
  Miami, FL                                                  957,515         194,480          1,354,562              53,230
Ludlam Gardens Apartments, Ltd.
  Miami, FL                                                2,681,040         755,057          3,943,234              47,692
Grove Park Associates, L.P. (Woodlawn)
  Chicago, IL                                              5,141,402         600,000          9,386,536           7,823,681
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                                              4,397,585         835,000          6,599,896           6,005,687
Apple Creek Housing Associates, Ltd.
  Arvada, CO                                              10,998,991         618,136         10,973,665             532,232
Redwood Villa Associates
  San Diego, CA                                            4,008,613               0          5,931,183              77,664
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                        4,355,680             100          7,893,416             324,201
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                                         7,710,000         454,707          7,690,675           2,301,211
Bayridge Associates, L.P.
  Beaverton, OR                                            6,005,384         917,682            488,333          10,932,488
United-Pennsylvanian, L.P.
  Erie, PA                                                 3,594,495         217,000          4,191,327             785,889




                                                              Gross Amount at which Carried At Close of Period
                                                              ------------------------------------------------
                                                                             Buildings and                           Accumulated
Subsidiary Partnership's Residential Property                  Land           Improvements            Total          Depreciation
---------------------------------------------                  ----           ------------            -----          ------------

B & C Housing Associates, L.P.
  Tulsa, OK                                             $   729,685       $   7,934,171         $   8,663,856       $  2,782,177
State Street 86 Associates, L.P.
  Camden, NJ                                                864,332          12,772,307            13,636,639          5,023,638
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                         493,594           6,970,255             7,463,849          2,535,492
Shiloh Grove L.P. (Mt Vernon)
  Columbus, OH                                              767,259          17,105,864            17,873,123          6,091,387
Silver Blue Lake Apartments Ltd.
  Miami, FL                                                 539,589           4,808,557             5,348,146          1,726,524
Lancaster Towers Associates, Ltd.
  Lancaster, NY                                             149,385           4,488,161             4,637,546          1,575,649
West Kinney Associates, L.P.
  Newark, NJ                                                264,850           6,457,249             6,722,099          2,188,903
Autumn Park Associates, L.P.
  Wilsonville, OR                                           938,336           5,247,525             6,185,861          2,023,941
Regent Street Associates, L.P.
  Philadelphia, PA                                           42,384           7,615,211             7,657,595          2,686,478
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                          127,384           8,573,764             8,701,148          3,443,597
Greenleaf Associates L.P.
  Kansas City, MO                                           697,384           5,385,529             6,082,913          2,335,785
Alameda Towers, Associates L.P.
  San Juan, PR                                              646,384          15,574,147            16,220,531          3,489,438
Dixie Apartment Associates, Ltd.
  Miami, FL                                                 196,864           1,405,408             1,602,272            481,727
Ludlam Gardens Apartments, Ltd.
  Miami, FL                                                 757,441           3,988,542             4,745,983          1,367,436
Grove Park Associates, L.P. (Woodlawn)
  Chicago, IL                                               602,384          17,207,833            17,810,217          5,403,786
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                                               837,384          12,603,199            13,440,583          5,115,911
Apple Creek Housing Associates, Ltd.
  Arvada, CO                                                620,520          11,503,513            12,124,033          3,383,354
Redwood Villa Associates
  San Diego, CA                                               2,384           6,006,463             6,008,847          1,992,882
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                         143,846           8,073,871             8,217,717          3,009,696
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                                          457,091           9,989,502            10,446,593          2,626,205
Bayridge Associates, L.P.
  Beaverton, OR                                             920,066          11,418,437            12,338,503          3,465,824
United-Pennsylvanian, L.P.
  Erie, PA                                                  219,385           4,974,831             5,194,216          2,657,139



                                                                                                  Life on which
                                                                                                 Depreciation in
                                                                 Year of                         Latest Income
                                                            Construction/        Date            Statement is
Subsidiary Partnership's Residential Property                 Renovation       Acquired         Computed (a) (b)
---------------------------------------------                 ----------       --------        -----------------

B & C Housing Associates, L.P.
  Tulsa, OK                                                    1987           Dec. 1987           27.5 years
State Street 86 Associates, L.P.
  Camden, NJ                                                   1987           Feb. 1988           27.5 years
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                            1987           Mar. 1988           15 to 27.5 years
Shiloh Grove L.P. (Mt Vernon)
  Columbus, OH                                                 1987           Feb. 1988           27.5 years
Silver Blue Lake Apartments Ltd.
  Miami, FL                                                    1987           Feb. 1988           27.5 years
Lancaster Towers Associates, Ltd.
  Lancaster, NY                                                1987           May 1988            27.5 years
West Kinney Associates, L.P.
  Newark, NJ                                                   1983           June 1988           27.5 years
Autumn Park Associates, L.P.
  Wilsonville, OR                                              1988           June 1988           15 to 27.5 years
Regent Street Associates, L.P.
  Philadelphia, PA                                             1987           June 1988           27.5 years
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                             1987           July 1988           27.5 years
Greenleaf Associates L.P.
  Kansas City, MO                                              1987           July 1988           27.5 years
Alameda Towers, Associates L.P.
  San Juan, PR                                                 1987           July 1988           40 years
Dixie Apartment Associates, Ltd.
  Miami, FL                                                    1987           July 1988           27.5 years
Ludlam Gardens Apartments, Ltd.
  Miami, FL                                                    1987           July 1988           27.5 years
Grove Park Associates, L.P. (Woodlawn)
  Chicago, IL                                                  1988           July 1988           27.5 to 31.5 years
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                                                  1988           July 1988           15 to 27.5 years
Apple Creek Housing Associates, Ltd.
  Arvada, CO                                                   1988           June 1988           28 years
Redwood Villa Associates
  San Diego, CA                                                1988           Sept. 1988          27.5 years
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                            1987           Sept. 1988          27.5 years
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                                             1988           Sept. 1988          35 years
Bayridge Associates, L.P.
  Beaverton, OR                                                1988           Dec. 1988           15 to 27.5 years
United-Pennsylvanian, L.P.
  Erie, PA                                                     1988           Dec. 1988           15 to 25 years


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 1998

                                                                            Initial Cost to Partnership         Cost Capitalized
                                                                            ---------------------------         Subsequent to
                                                                                          Buildings and         Acquisition:
Subsidiary Partnership's Residential Property             Encumbrances        Land         Improvements         improvements
---------------------------------------------             ------------        ----         ------------         ------------


2051 Grand Concourse Associates, L.P.
  Bronx, NY                                                 4,035,020          31,500          5,221,117              47,691
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                                 1,580,553           5,750             16,100           2,278,151
Willoughby-Wycoff Housing Associates, L.P.
  Bronx, NY                                                 4,218,865          17,000             47,600           6,126,180
Robin Housing
  Bronx, NY                                                 5,431,807          26,750             70,700           8,163,046
Lund Hill Associates, L.P.
  Superior, WI                                              3,675,678         205,000          4,877,828             466,964
Tanglewood Apartments, L.P.
  Joplin, MO                                                3,357,472         114,932          5,233,022              83,909
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                           3,355,230         215,181          6,403,141             201,516
Penn Alto Associates, L.P.
  Altoona, PA                                               5,013,922          60,000          2,731,082           8,901,916
Sartain School Venture, L.P.
  Philadelphia, PA                                          1,957,241           3,883          3,486,875             135,888
                                                         ------------      ----------        -----------          ----------


                                                         $155,846,595     $10,938,090       $180,178,636         $65,178,266
                                                          ===========      ==========        ===========          ==========






                                                              Gross Amount at which Carried At Close of Period
                                                              ------------------------------------------------
                                                                             Buildings and                           Accumulated
Subsidiary Partnership's Residential Property                  Land           Improvements            Total          Depreciation
---------------------------------------------                  ----           ------------            -----          ------------


2051 Grand Concourse Associates, L.P.
  Bronx, NY                                                33,885           5,266,423             5,300,308            1,766,043
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                                 8,135           2,291,866             2,300,001              772,493
Willoughby-Wycoff Housing Associates, L.P.
  Bronx, NY                                                19,386           6,171,394             6,190,780            2,065,299
Robin Housing
  Bronx, NY                                                29,136           8,231,360             8,260,496            2,748,621
Lund Hill Associates, L.P.
  Superior, WI                                            207,900           5,341,892             5,549,792            1,200,673
Tanglewood Apartments, L.P.
  Joplin, MO                                              117,832           5,314,031             5,431,863            1,794,361
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                         267,233           6,552,605             6,819,838            1,407,077
Penn Alto Associates, L.P.
  Altoona, PA                                              93,905          11,599,093            11,692,998            3,036,328
Sartain School Venture, L.P.
  Philadelphia, PA                                          9,126           3,617,520             3,626,646              676,018
                                                      -----------       -------------         -------------          -----------

                                                      $11,804,469        $244,490,523          $256,294,992          $80,873,882
                                                       ==========         ===========           ===========           ==========



                                                                                                  Life on which
                                                                                                 Depreciation in
                                                                 Year of                         Latest Income
                                                            Construction/        Date            Statement is
Subsidiary Partnership's Residential Property                 Renovation       Acquired         Computed (a) (b)
---------------------------------------------                 ----------       --------        -----------------


2051 Grand Concourse Associates, L.P.                            1986          Nov. 1988           27.5 years
  Bronx, NY
Concourse Artists Housing Associates, L.P.                       1986          Nov. 1988           27.5 years
  Bronx, NY
Willoughby-Wycoff Housing Associates, L.P.                       1987          Nov. 1988           27.5 years
  Bronx, NY
Robin Housing                                                    1986          Nov. 1988           27.5 years
  Bronx, NY
Lund Hill Associates, L.P.                                       1988          Jan. 1989           20 to 40 years
  Superior, WI
Tanglewood Apartments, L.P.                                      1988          Oct. 1988           27.5 years
  Joplin, MO
Quality Hill Historic District-Phase II-A, L.P.                  1988          Mar. 1989           20 to 40 years
  Kansas City, MO
Penn Alto Associates, L.P.                                       1989          June 1989           27.5 years
  Altoona, PA
Sartain School Venture, L.P.                                     1989          Aug. 1990           15 to 40 years
  Philadelphia, PA



(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over their estimated useful lives ranging from 3 to 20 years.

                                           Cost of Property and Equipment                          Accumulated Depreciation
                                           -------------------------------------------     -------------------------------------
                                                                          Year Ended March 15,
                                           -------------------------------------------------------------------------------------
                                            1998                1997           1996          1998          1997          1996
                                            ----                ----           ----          ----          ----          ----
Balance at beginning of period          $254,813,961      $253,602,442    $252,211,688    $72,046,250  $63,484,987   $54,706,727
Additions during period:
   Improvements                                              1,274,858       1,397,540
   Depreciation expense                    1,481,031                                        8,827,632    8,575,413     8,785,046
Reductions during period:
   Dispositions                                    0            63,339           6,786              0       14,150         6,786
                                         -----------      ------------     -----------     ----------  -----------   -----------
Balance at end of period                $256,294,992      $254,813,961    $253,602,442    $80,873,882  $72,046,250   $63,484,987
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