Form 10-Q
period 1998-06-15
LIBERTY TAX CREDIT PLUS LP
filed 1998-07-27
CIK 818020

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 15, 1998

                            OR

_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____
                                             ---

                         PART I - Financial Information

Item 1.  Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                        -----------  -------------
                                           June 15,   March 15,
                                             1998        1998
                                        -----------  -------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $83,096,011 and $80,873,882,
  respectively                          $173,280,542  $175,421,110
Cash and cash equivalents                  4,658,748     2,852,210
Cash held in escrow                       10,341,852    10,072,081
Accounts receivable - tenants                572,881       602,311
Deferred costs - net of accumulated
  amortization of $3,929,153
  and $3,939,244, respectively             3,579,416     3,551,003
Other assets                               1,382,914     1,187,963
                                        ------------  ------------
  Total assets                          $193,816,353  $193,686,678
                                        ============  ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                $159,830,878  $155,846,595
  Accounts payable and other
   liabilities                             9,122,589     8,530,428
  Due to local general partners and
   affiliates                             14,440,187    14,186,745
  Due to general partners and
   affiliates                              4,367,873     4,236,430
  Due to selling partners                    943,617       987,711
                                        ------------  ------------
  Total liabilities                      188,705,144   183,787,909
                                        ------------  ------------
Minority interest                          3,862,269     6,127,247
                                        ------------  ------------

Commitments and contingencies (Note 4)

Partners' capital:
  Limited partners (15,987.5 BACs
   issued and outstanding)                 1,966,295     4,463,651
  General partners                          (717,355)     (692,129)
                                        ------------  -------------
  Total partners' capital                  1,248,940     3,771,522
                                        ------------  ------------
  Total liabilities and partners'
   capital                              $193,816,353  $193,686,678
                                        ============  ============

          See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                 =========================
                                     Three Months Ended
                                          June 15,
                                 -------------------------
                                     1998          1997
                                 -------------------------
Revenues
Rental income                    $ 8,446,189   $ 8,348,040
Other                                260,773       279,544
                                 -----------   -----------
                                   8,706,962     8,627,584
                                 -----------   -----------

Expenses
General and administrative         1,483,738     1,449,958
General and administrative-
  related parties (Note 2)           613,132       657,165
Repairs and maintenance            1,267,161     1,402,811
Operating and other                1,283,003     1,233,813
Taxes                                360,026       367,455
Insurance                            309,956       336,683
Financial                          3,714,973     3,203,371
Depreciation and amortization      2,293,202     2,213,327
                                 -----------   -----------

Total expenses                    11,325,191    10,864,583
                                 -----------   -----------

Minority interest in loss of
  subsidiaries                        95,647        93,425
                                 -----------   -----------

Net loss                         $(2,522,582)  $(2,143,574)
                                  ==========    ==========

Net loss-limited partners        $(2,497,356)  $(2,122,138)
                                 -----------   -----------

Number of BACs outstanding           15,987.5     15,987.5
                                 ============  ===========

Net loss per BAC                 $    (156.21) $   (132.74)
                                 ============  ============

          See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)

                   ========================================
                                    Limited      General
                        Total       Partners     Partners
                   -----------------------------------------
Partners' capital
 (deficit) -
 March 16, 1998    $ 3,771,522   $ 4,463,651    $(692,129)

Net loss, three
 months ended
 June 15, 1998      (2,522,582)   (2,497,356)     (25,226)
                   -----------   -----------    ---------

Partners' capital
 (deficit) -
 June 15, 1998     $ 1,248,940   $ 1,966,295    $(717,355)
                   ===========   ===========    =========

          See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                        ==========================
                                            Three Months Ended
                                                 June 15,
                                        --------------------------
                                            1998         1997
                                        --------------------------
Cash flows from operating activities:
  Net loss                              $(2,522,582)  $(2,143,574)
  Adjustments to reconcile net loss
   to net cash provided
   by operating activities:
  Depreciation and amortization           2,293,202     2,213,327
  Minority interest in loss of
   subsidiaries                             (95,647)      (93,425)
  Decrease (increase) in accounts
   receivable-tenants                        29,430      (111,368)
  Increase in other assets                 (194,951)     (120,467)
  Increase in accounts payable and
   other liabilities                        592,161       289,744
  Increase in due to general partners
   and affiliates                           131,443       331,755
  Decrease in cash held in escrow           298,231       220,115
                                        -----------   -----------
  Net cash provided by
   operating activities                     531,287       586,107
                                        -----------   -----------

Cash flows from investing activities:

  Increase in cash held in escrow          (568,002)     (454,362)
  Improvements to property and
   equipment                                (81,561)     (223,736)
                                        -----------   -----------

  Net cash used in investing activities    (649,563)     (678,098)
                                        -----------   -----------

          See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                        ==========================
                                            Three Months Ended
                                                 June 15,
                                        --------------------------
                                            1998         1997
                                        --------------------------
Cash flows from financing activities:

  Increase in deferred costs                (99,486)           0
  Decrease in due to selling partners       (44,094)     (57,528)
  Proceeds from mortgage notes           10,600,000            0
  Repayments of mortgage notes           (6,615,717)    (571,694)
  Increase in due to local general
   partners and affiliates                  291,453      251,259
  Decrease in due to local general
   partners and affiliates                  (38,011)      (6,696)
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest     (2,169,331)     (53,835)
                                        -----------    ---------

Net cash provided by (used in)
  financing activities                    1,924,814     (438,494)
                                        -----------    ---------

Net increase (decrease) in cash and
  cash equivalents                        1,806,538     (530,485)

Cash and cash equivalents at
  beginning of period                     2,852,210    2,918,344
                                        ------------  ----------

Cash and cash equivalents at
  end of period                         $ 4,658,748   $2,387,859
                                        ============  ==========

          See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 1998
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of the Partnership and 31 subsidiary partnerships ("subsidiary partnerships" or Local Partnerships) in which the Partnership is a limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the local general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes the Partnership's fiscal quarter ends on June
15. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 15. The Partnership's quarter ends on June 15, in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 1998 and the results of operations and cash flows for the three months ended June 15, 1998 and 1997. However, the operating results for the three months ended June 15, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. These consolidated financial statements should be read in conjunc-

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 1998
                                   (Unaudited)


tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1998.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $56,000 and $51,000, for the three months ended June 15, 1998 and 1997, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 1998
                                   (Unaudited)


The costs incurred to related parties for the three months ended June 15, 1998 and 1997 were as follows:

                                        Three Months Ended
                                           June 15,
                                    ----------------------
                                      1998          1997
                                    ----------------------
Partnership management fees (a)     $284,500      $284,500
Expense reimbursement (b)             22,000        45,713
Property management fees (c)         287,632       307,952
Local administrative fee (d)          19,000        19,000
                                    --------      --------

                                    $613,132      $657,165
                                    ========      ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $3,410,000 and $3,126,000 were accrued and unpaid as of June 15, 1998 and March 15, 1998, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $426,000 and $404,000 were accrued and unpaid as of June 15, 1998 and March 15, 1998, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 1998
                                   (Unaudited)

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $431,338 and $454,972 for the three months ended June 15, 1998 and 1997, respectively. Of these fees $264,826 and $286,800 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $22,806 and $21,152 were incurred to affiliates of the Partnership.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Notes Payable

In April 1998, Bayridge Associates, L.P. ("Bayridge") refinanced its mortgage note payable of approximately $6,150,000. The new mortgage note in the amount of $10,600,000 paid off the former mortgage note and paid a distribution from refinancing proceeds of approximately $1,800,000 to the Partnership. This new mortgage bears interest at the rate of 6.96% per annum and is payable in monthly installments of $70,238 which includes principal and interest. Any remaining principal and interest shall be due and payable May 1, 2008.

Note 4 - Commitments and Contingencies

There have not been any material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's capital has been invested in 31 Local Partnerships.

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. During the three months ended June 15, 1998 and 1997 such distributions amounted to approximately $1,883,000 and $14,000, respectively. To date, the Related General Partner and its affiliates have advanced funds totaling approximately $42,000 and $119,000 at June 15, 1998 and March 15, 1998 respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,860,000 and $3,553,000 were accrued and unpaid as of June 15, 1998 and March 15, 1998, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. The Partnership will use a portion of the refinancing proceeds received from the Bayridge Associates, L.P. mortgage refinancing (see Note 3) to pay down some of the outstanding amounts owed to the General Partners. The General Partners believe the remaining proceeds will be adequate for the Partnership's current operating needs and plan to invest the reserves in short-term investments.

For the three months ended June 15, 1998, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships increased approximately $1,807,000. This increase was primarily due to cash provided by operating activities of approximately ($531,000), a net increase in due to Local General Partners and affiliates of approximately ($253,000), and net proceeds from mortgage notes of approximately ($3,984,000), which exceeded an increase in cash held in escrow for investing activities of approximately ($568,000), improvements to property and equipment ($82,000), an increase in deferred costs of approximately ($99,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately ($2,169,000). Included in the adjustments to reconcile the net loss to cash pro-vided by operating activities is depreciation and amortization of approximately $2,293,000.

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

The Partnership has fully invested the proceeds of its offerings in 31 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount. The tax credits relating to 12 of the 31 Local Partnerships have expired at the end of the 1997 tax year. The remaining Local Partnership's Tax Credits will expire over the next three years.

Results of Operations

Results of operations for the three months ended June 15, 1998 and 1997 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 1% for the three months ended June 15, 1998 as compared to the corresponding period in 1997 primarily due to rental rate increases.

Total expenses excluding repairs and maintenance and financial expense remained fairly consistent with an increase of approximately 1% as compared to 1997.

Repairs and maintenance decreased approximately $136,000 for the three months ended June 15, 1998 as compared to the corresponding period in 1997 primarily due to emergency sewer repairs at Grove Park Associates ("Woodlawn") which were completed in 1997.

Financial expense increased approximately $512,000 for the three months ended June 15, 1998 as compared to the corresponding period in 1997 primarily due to a prepayment penalty from the Bayridge Associates, L.P. mortgage note refinancing. (See Note 3).

Year 2000 Compliance
--------------------

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

                PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

               27 Financial Data Schedule (filed herewith).

           (b) Reports on Form 8-K - None.

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

               LIBERTY TAX CREDIT PLUS L.P.
               ----------------------------
                       (Registrant)

                    By: RELATED CREDIT PROPERTIES L.P.,
                        a General Partner

                         By: Related Credit Properties Inc.,
                             its General Partner

Date: July 27, 1998
                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Vice President
                                 (Principal Financial Officer)

Date: July 27, 1998
                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (Principal Accounting Officer)

                    By: LIBERTY ASSOCIATES III, L.P.,
                        a General Partner

                        By: Related Credit Properties L.P.,
                            its General Partner

                        By: Related Credit Properties Inc.,
                            its General Partner

Date: July 27, 1998
                            By: /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes,
                                Vice President
                                (Principal Financial Officer)

Date: July 27, 1998
                            By: /s/ Glenn F. Hopps
                                ------------------
                                Glenn F. Hopps,
                                Treasurer
                                (Principal Accounting Officer)