Form 10-Q
period 1998-09-15
LIBERTY TAX CREDIT PLUS LP
filed 1998-10-26
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 15, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                      13-3446500
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


 625 Madison Avenue, New York, New York                    10022
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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                         September 15,         March 15,
                                             1998                 1998
                                             ----                 ----
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $85,277,063 and $80,873,882,
  respectively                           $ 171,441,760    $ 175,421,110
Cash and cash equivalents                    4,059,024        2,852,210
Cash held in escrow                         11,357,166       10,072,081
Accounts receivable - tenants                  565,524          602,311
Deferred costs - net of accumulated
  amortization of $4,005,741
  and $3,939,244, respectively               3,526,244        3,551,003
Other assets                                 1,179,521        1,187,963
                                         -------------    -------------
  Total assets                           $ 192,129,239    $ 193,686,678
                                         =============    =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage notes payable                 $ 159,467,913    $ 155,846,595
  Accounts payable and other
   liabilities                               9,340,177        8,530,428
  Due to local general partners and
   affiliates                               14,488,737       14,186,745
  Due to general partners and
   affiliates                                4,451,014        4,236,430
  Due to selling partners                      943,617          987,711
                                         -------------    -------------
  Total liabilities                        188,691,458      183,787,909
                                         -------------    -------------
Minority interest                            3,768,679        6,127,247
                                         -------------    -------------

Commitments and contingencies (Note 4)

Partners' (deficit) capital:
  Limited partners (15,987.5 BACs
   issued and outstanding)                     402,255        4,463,651
  General partners                            (733,153)        (692,129)
                                         -------------    -------------
  Total partners' (deficit) capital           (330,898)       3,771,522
                                         -------------    -------------
  Total liabilities and partners'
   capital                               $ 192,129,239    $ 193,686,678
                                         =============    =============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                             Three Months Ended                Six Months Ended
                                September 15,                    September 15,
                         ---------------------------     ----------------------------
                             1998            1997*           1998            1997*
                         ------------    -----------     ------------    ------------
Revenues
Rental income            $  8,572,471    $  8,501,167    $ 17,018,660    $ 16,859,872
Other                         275,870         244,772         536,643         513,651
                         ------------    ------------    ------------    ------------
                            8,848,341       8,745,939      17,555,303      17,373,523
                         ------------    ------------    ------------    ------------

Expenses
General and
  administrative            1,181,564       1,293,505       2,665,302       2,743,463
General and
  administrative-
  related parties
  (Note 2)                    671,980         643,310       1,285,112       1,300,475
Repairs and
  maintenance               1,478,303       1,525,174       2,745,464       2,927,985
Operating and other           975,408       1,001,206       2,258,411       2,235,019
Taxes                         460,082         420,974         820,108         788,429
Insurance                     347,035         374,234         656,991         710,917
Financial                   3,138,943       3,172,399       6,853,916       6,375,770
Depreciation and
  amortization              2,242,102       2,225,089       4,535,304       4,438,416
                         ------------    ------------    ------------    ------------

Total expenses             10,495,417      10,655,891      21,820,608      21,520,474
                         ------------    ------------    ------------    ------------

Loss before minority
  interest in loss of
  subsidiaries             (1,647,076)     (1,909,952)     (4,265,305)     (4,146,951)

Minority interest in
  loss of subsidiaries         67,238          97,690         162,885         191,115
                         ------------    ------------    ------------    ------------

Net loss                 $ (1,579,838)   $ (1,812,262)   $ (4,102,420)   $ (3,955,836)
                         ============    ============    ============    ============

Net loss-limited
  partners               $ (1,564,040)   $ (1,794,139)   $ (4,061,396)   $ (3,916,278)
                         ============    ============    ============    ============

Number of BACs
  outstanding                15,987.5        15,987.5        15,987.5        15,987.5
                         ============    ============    ============    ============

Net loss per BAC         $     (97.83)   $    (112.22)   $    (254.04)   $    (244.96)
                         ============    ============    ============    ============


*Reclassified for comparative purposes.

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)


                                         Limited        General
                           Total        Partners       Partners
                       -----------    -----------    -----------
Partners' capital
  (deficit) -
  March 16, 1998       $ 3,771,522    $ 4,463,651    $  (692,129)

Net loss, six
  months ended
  September 15, 1998    (4,102,420)    (4,061,396)       (41,024)
                       -----------    -----------    -----------

Partners' capital
  (deficit) -
  September 15, 1998   $  (330,898)   $   402,255    $  (733,153)
                       ===========    ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                              Six Months Ended
                                                September 15,
                                        ---------------------------
                                            1998           1997*
                                        ------------   ------------
Cash flows from operating activities:

  Net loss                                $(4,102,420)   $(3,955,836)
  Adjustments to reconcile net loss
   to net cash provided
   by operating activities:
  Depreciation and amortization             4,535,304      4,438,416
  Minority interest in loss of
   subsidiaries                              (162,885)      (191,115)
  Decrease in accounts
   receivable-tenants                          36,787         48,798
  Decrease in other assets                      8,442         85,223
  Increase in accounts payable and
   other liabilities                          809,749        921,842
  Increase in due to general partners
   and affiliates                             214,584        641,397
  Increase in cash held in escrow            (380,945)      (366,367)
                                          -----------    -----------

  Net cash provided by
   operating activities                       958,616      1,622,358
                                          -----------    -----------

Cash flows from investing activities:

  Increase in cash held in escrow            (904,140)      (669,982)
  Improvements to property and
   equipment                                 (423,831)      (450,865)
                                          -----------    -----------

  Net cash used in investing activities    (1,327,971)    (1,120,847)
                                          -----------    -----------


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


                                                Six Months Ended
                                                  September 15,
                                          --------------------------
                                              1998           1997*
                                          -----------    -----------
Cash flows from financing activities:

  Increase in deferred costs                 (107,364)             0
  Decrease in due to selling partners         (44,094)       (57,528)
  Proceeds from mortgage notes             10,600,000              0
  Repayments of mortgage notes             (6,978,682)      (966,540)
  Increase in due to local general
   partners and affiliates                    542,298        420,436
  Decrease in due to local general
   partners and affiliates                   (240,306)        (6,696)
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest       (2,195,683)      (202,716)
                                          -----------    -----------

Net cash provided by (used in)
  financing activities                      1,576,169       (813,044)
                                          -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                          1,206,814       (311,533)

Cash and cash equivalents at
  beginning of period                       2,852,210      2,918,344
                                          -----------    -----------

Cash and cash equivalents at
  end of period                           $ 4,059,024    $ 2,606,811
                                          ===========    ===========


*Reclassified for comparative purposes.

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 1998
                                   (Unaudited)

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

For financial reporting purposes the Partnership's fiscal quarter ends on September 15. All subsidiary partnerships have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 15. The Partnership's quarter ends on September 15, in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 1998, the results of operations for the three and six months ended September 15, 1998 and 1997 and cash flows for the six months ended September 15, 1998 and 1997. However, the operating results for the six months ended September 15, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. These consolidated financial statements should be read in

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 1998
                                   (Unaudited)

conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1998.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $48,000 and $34,000 and $104,000 and $85,000 for the three and six months ended September 15, 1998 and 1997, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 1998
                                   (Unaudited)

The costs incurred to related parties for the three and six months ended September 15, 1998 and 1997 were as follows:

                          Three Months Ended         Six Months Ended
                             September 15,            September 15,
                         ---------------------     --------------------
                           1998         1997        1998        1997
                         --------     --------   ----------  ----------
Partnership manage-
  ment fees (a)          $284,500     $284,500     $569,000    $569,000
Expense reimburse-
  ment (b)                 53,764       36,346       75,764      82,059
Property manage-
  ment fees incurred
  to affiliates of the
  Partnership (c)          22,807       21,153       45,613      42,305
Local administra-
  tive fee (d)             19,000       19,000       38,000      38,000
                         --------     --------   ----------  ----------
                          380,071      360,999      728,377     731,364
                         --------     --------   ----------  ----------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships (c)        291,909      282,311      556,735     569,111
                         --------     --------   ----------  ----------

Total general and
  administrative-
  related parties        $671,980     $643,310   $1,285,112  $1,300,475
                         ========     ========   ==========  ==========



(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $3,445,000 and $3,126,000 were accrued and unpaid as of September 15, 1998 and March 15, 1998, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 1998
                                   (Unaudited)

the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $480,000 and $404,000 were accrued and unpaid as of September 15, 1998 and March 15, 1998, respectively.

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $472,680 and $461,216 and $904,018 and $916,188 for the three and six months ended September 15, 1998 and 1997, respectively. Of these fees $291,909 and $282,311 and $556,735 and $569,111 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $22,807 and $21,153 and $45,613 and $42,305 were incurred to affiliates of the Partnership.

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

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. During the six months ended September 15, 1998 and 1997 such distributions amounted to approximately $2,006,000 and $101,000, respectively. To date, the General Partners and their affiliates have advanced funds totaling approximately $42,000 and $119,000 at September 15, 1998 and March 15, 1998 respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,948,000 and $3,553,000 were accrued and unpaid as of September 15, 1998 and March 15, 1998, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. The Partnership will use a portion of the refinancing proceeds received from the Bayridge Associates, L.P. mortgage refinancing (see Note 3) to pay down some of the outstanding amounts owed to the General Partners. The General Partners believe the remaining proceeds will be adequate for the Partnership's current operating needs and plan to invest the reserves in short-term investments.

For the six months ended September 15, 1998, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships increased approximately $1,207,000. This increase was primarily due to cash provided by operating activities ($959,000), a net increase in due to Local General Partners and affiliates ($302,000), and net proceeds from mortgage notes ($3,621,000) which exceeded an increase in cash held in escrow for investing activities ($904,000), improvements to property and equipment ($424,000), an increase in deferred costs ($107,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($2,196,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization $4,535,000.

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

There is not anticipated to be any significant increases to repairs and maintenance due to the effect of Hurricane Georges. Management has been in contact with all the Local Partnerships in the southeast region.

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

All 31 Local Partnerships fully have or had their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount. The tax credits relating to 12 of the 31 Local Partnerships had expired at the end of the 1997 tax year. The remaining Local Partnership's Tax Credits will expire over the next three years.

Results of Operations

Results of operations for the three and six months ended September 15, 1998 and 1997 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 1% for both the three and six months ended September 15, 1998 as compared to the corresponding periods in 1997 primarily due to rental rate increases.

Other income increased approximately $31,000 for the three months ended September 15, 1998 as compared to the corresponding period in 1997 primarily due to an increase in interest income at the Partnership due to a distribution received from the Bayridge refinancing in April 1998 which was invested in short-term investments as well as small increases in interest income at three Local Partnerships.

Total expenses remained fairly consistent with a decrease of approximately 2% and an increase of approximately 1% for the three and six months ended September 15, 1998 as compared to 1997.

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

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits:

           27   Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K - None

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                       By: RELATED CREDIT PROPERTIES L.P.,
                                a General Partner

                           By: Related Credit Properties Inc.,
                               its General Partner

Date: October 22, 1998
                              By:/s/ Alan P. Hirmes
                                 ------------------------------------
                                 Alan P. Hirmes,
                                 Vice President
                                 (Principal Financial Officer)

Date: October 22, 1998
                              By:/s/ Glenn F. Hopps
                                 ------------------------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (Principal Accounting Officer)

                       By: LIBERTY ASSOCIATES III, L.P.,
                           a General Partner

                           By: Related Credit Properties L.P.,
                               its General Partner

                           By: Related Credit Properties Inc.,
                               its General Partner

Date: October 22, 1998
                              By:/s/ Alan P. Hirmes
                                 ------------------------------------
                                 Alan P. Hirmes,
                                 Vice President
                                 (Principal Financial Officer)

Date: October 22, 1998
                              By:/s/ Glenn F. Hopps
                                 ------------------------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (Principal Accounting Officer)