Form 10-Q
period 1998-12-15
LIBERTY TAX CREDIT PLUS LP
filed 1999-01-21
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended December 15, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No
                                               ----

                         PART I - Financial Information

Item 1.  Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                        December 15,       March 15,
                                           1998              1998
                                           ----              ----
ASSETS
Property and equipment, at cost,
 net of accumulated depreciation
 of $87,550,635 and $80,873,882,
 respectively                           $169,374,435     $175,421,110
Cash and cash equivalents                  4,290,723        2,852,210
Cash held in escrow                       11,117,233       10,072,081
Accounts receivable - tenants                605,546          602,311
Deferred costs - net of accumulated
 amortization of $4,087,787
 and $3,939,244, respectively              3,440,496        3,551,003
Other assets                               1,385,992        1,187,963
                                        ------------     ------------
Total assets                            $190,214,425     $193,686,678
                                        ============     ============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (continued)
                                   (Unaudited)

                                               December 15,         March 15,
                                                  1998                1998
                                                  ----                ----
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable                         $158,438,603       $155,846,595
Accounts payable and other
 liabilities                                     10,019,110          8,530,428
Due to local general partners and
 affiliates                                      14,647,759         14,186,745
Due to general partners and
 affiliates                                       4,694,821          4,236,430
Due to selling partners                             943,617            987,711
                                               ------------       ------------
Total liabilities                               188,743,910        183,787,909
                                               ------------       ------------
Minority interest                                 3,689,534          6,127,247
                                               ------------       ------------

Commitments and contingencies (Note 4)

Partners' (deficit) capital:
Limited partners (15,987.5 BACs
 issued and outstanding)                         (1,466,985)         4,463,651
General partners                                   (752,034)          (692,129)
                                               ------------       ------------
Total partners' (deficit) capital                (2,219,019)         3,771,522
                                               ------------       ------------
Total liabilities and partners'
 capital                                       $190,214,425       $193,686,678
                                               ============       ============

See Accompanying Notes to Consolidated Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                Three Months Ended                   Nine Months Ended
                                   December 15,                         December 15,
                          ------------------------------      ------------------------------
                              1998              1997              1998               1997
                          ------------------------------      ------------------------------
Revenues
Rental income             $  8,588,504      $  8,515,444      $ 25,607,164      $ 25,375,316
Other                          375,534           311,498           912,177           825,149
                          ------------      ------------      ------------      ------------
                             8,964,038         8,826,942        26,519,341        26,200,465
                          ------------      ------------      ------------      ------------

Expenses
General and
 administrative              1,356,123         1,279,667         4,021,425         4,023,130
General and
 administrative-
 related parties
 (Note 2)                      675,290           665,283         1,960,402         1,965,758
Repairs and
 maintenance                 1,609,757         1,593,326         4,355,221         4,521,311
Operating and other            798,195           852,410         3,056,606         3,087,429
Taxes                          520,755           423,374         1,340,863         1,211,803
Insurance                      349,540           348,052         1,006,531         1,058,969
Financial                    3,265,822         3,464,855        10,119,738         9,840,625
Depreciation and
 amortization                2,355,621         2,237,927         6,890,925         6,676,343
                          ------------      ------------      ------------      ------------
Total expenses              10,931,103        10,864,894        32,751,711        32,385,368
                          ------------      ------------      ------------      ------------
Loss before minority
 interest in loss of
 subsidiaries               (1,967,065)       (2,037,952)       (6,232,370)       (6,184,903)

Minority interest in
 loss of subsidiaries           78,944            73,996           241,829           265,111
                          ------------      ------------      ------------      ------------
Net loss                  $ (1,888,121)     $ (1,963,956)     $ (5,990,541)     $ (5,919,792)
                          ============      ============      ============      ============
Net loss-limited
 partners                 $ (1,869,240)     $ (1,944,316)     $ (5,930,636)     $ (5,860,594)
                          ============      ============      ============      ============
Number of BACs
 outstanding                  15,987.5          15,987.5          15,987.5          15,987.5
                          ============      ============      ============      ============
Net loss per BAC          $    (116.92)     $    (121.61)     $    (370.95)     $    (366.57)
                          ============      ============      ============      ============

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                    (Deficit)
                                   (Unaudited)

                                            Limited        General
                           Total           Partners        Partner
                           -----           --------        -------
Partners' capital
  (deficit) -
  March 16, 1998        $ 3,771,522      $ 4,463,651      $(692,129)

Net loss, nine
  months ended
  December 15, 1998      (5,990,541)      (5,930,636)       (59,905)
                        -----------      -----------      ---------
Partners' capital
  (deficit) -
  December 15, 1998     $(2,219,019)     $(1,466,985)     $(752,034)
                        ===========      ===========      =========

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                Nine Months Ended
                                                   December 15,
                                              ----------------------
                                              1998            1997*
                                              ----            -----
Cash flows from operating activities:

Net loss                                  $(5,990,541)     $(5,919,792)
Adjustments to reconcile net loss
 to net cash provided
 by operating activities:
Depreciation and amortization               6,890,925        6,676,343
Minority interest in loss of
 subsidiaries                                (241,829)        (265,111)
Increase in accounts
 receivable-tenants                            (3,235)         (31,932)
Increase in other assets                     (198,029)         (35,470)
Increase in accounts payable and
 other liabilities                          1,488,682        1,239,426
Increase in due to general partners
 and affiliates                               458,391          934,830
Decrease in cash held in escrow                11,825          112,953
                                          -----------      -----------
Net cash provided by
 operating activities                       2,416,189        2,711,247
                                          -----------      -----------

Cash flows from investing activities:

Increase in cash held in escrow            (1,056,977)        (792,938)
Improvements to property and
 equipment                                   (630,079)        (638,759)
                                          -----------      -----------

Net cash used in investing activities      (1,687,056)      (1,431,697)
                                          -----------      -----------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                 Nine Months Ended
                                                    December 15,
                                               ----------------------
                                               1998             1997*
                                               ----             -----
Cash flows from financing activities:

Increase in deferred costs                    (103,664)               0
Decrease in due to selling partners            (44,094)         (57,528)
Proceeds from mortgage notes                10,600,000                0
Repayments of mortgage notes                (8,007,992)      (1,552,274)
Increase in due to local general
 partners and affiliates                       743,511          555,477
Decrease in due to local general
 partners and affiliates                      (282,497)          (6,696)
Decrease in capitalization of
 consolidated subsidiaries
 attributable to minority interest          (2,195,884)        (291,649)
                                          ------------      -----------

Net cash provided by (used in)
 financing activities                          709,380       (1,352,670)
                                          ------------      -----------

Net increase (decrease) in cash and
 cash equivalents                            1,438,513          (73,120)

Cash and cash equivalents at
 beginning of period                         2,852,210        2,918,344
                                          ------------      -----------

Cash and cash equivalents at
 end of period                            $  4,290,723      $ 2,845,224
                                          ============      ===========

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1998
                                   (Unaudited)

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

For financial reporting purposes the Partnership's fiscal quarter ends on December 15. All subsidiary partnerships have fiscal quarters ending September
30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 15. The Partnership's quarter ends on December 15, in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 15, 1998, the results of operations for the three and nine months ended December 15, 1998 and 1997 and cash flows for the nine months ended December 15, 1998 and 1997. However, the operating results for the nine months ended December 15, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted or condensed. These consolidated financial statements should be read in conjunc-

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1998
                                   (Unaudited)

tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1998.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $47,000 and $38,000 and $151,000 and $123,000 for the three and nine months ended December 15, 1998 and 1997, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1998
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended December 15, 1998 and 1997 were as follows:

                             Three Months Ended          Nine Months Ended
                                December 15,                December 15,
                           ---------------------     -------------------------
                             1998         1997          1998            1997
                             ----         ----          ----            ----
Partnership manage-
 ment fees (a)             $284,500     $284,500     $  853,500     $  853,500
Expense reimburse-
 ment (b)                    55,419       33,161        131,183        115,220
Property manage-
 ment fees incurred
 to affiliates of the
 General Partners (c)        22,805       21,152         68,418         63,457
Local administra-
 tive fee (d)                16,000       19,000         54,000         57,000
                           --------     --------     ----------     ----------
Total general and
 administrative-
 General Partners           378,724      357,813      1,107,101      1,089,177
                           --------     --------     ----------     ----------
Property manage-
 ment fees incurred
 to affiliates of the
 subsidiary
 partnerships'
 general partners. (c)      296,566      307,470        853,301        876,581
                           --------     --------     ----------     ----------

Total general and
 administrative-
 related parties           $675,290     $665,283     $1,960,402     $1,965,758
                           ========     ========     ==========     ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $3,729,000 and $3,126,000 were accrued and unpaid as of December 15, 1998 and March 15, 1998, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1998
                                   (Unaudited)

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $511,000 and $404,000 were accrued and unpaid as of December 15, 1998 and March 15, 1998, respectively.

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $434,934 and $391,892 and $1,338,952 and $1,308,080 for the three and nine months ended December 15, 1998 and 1997, respectively. Of these fees $296,566 and $307,470 and $853,301 and $876,581 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $22,805 and $21,152 and $68,418 and $63,457 were incurred to affiliates of the General Partners.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1998
                                   (Unaudited)

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 1998
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's capital has been invested in 31 Local Partnerships.

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. During the nine months ended December 15, 1998 and 1997 such distributions amounted to approximately $2,006,000 and $101,000, respectively. To date, the General Partners and their affiliates have advanced funds totaling approximately $42,000 and $119,000 at December 15, 1998 and March 15, 1998 respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $4,241,000 and $3,553,000 were accrued and unpaid as of December 15, 1998 and March 15, 1998, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. The Partnership will use a portion of the refinancing proceeds received from the Bayridge Associates, L.P. mortgage refinancing (see Note 3) to pay down some of the outstanding amounts owed to the General Partners. The General Partners believe the remaining proceeds will be adequate for the Partnership's current operating needs and plan to invest the reserves in short-term investments.

For the nine months ended December 15, 1998, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships increased approximately $1,439,000. This increase was primarily due to cash provided by operating activities ($2,416,000), a net increase in due to Local General Partners and affiliates ($461,000) and net proceeds from mortgage notes ($2,592,000) which exceeded an increase in cash held in escrow for investing activities ($1,057,000), improvements to property and equipment ($630,000), an increase in deferred costs ($104,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($2,196,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization $6,891,000.

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

Results of Operations

Results of operations for the three and nine months ended December 15, 1998 and 1997 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 1% for both the three and nine months ended December 15, 1998 as compared to the corresponding periods in 1997 primarily due to rental rate increases.

Other income increased approximately $64,000 and $87,000 for the three and nine months ended December 15, 1998 as compared to the corresponding periods in 1997 primarily due to an increase in interest income at the Partnership due to a distribution received from the Bayridge refinancing in April 1998 which was invested in short-term investments, the receipt of a prior year medical reimbursement in 1998 at one Local Partnership, as well as small increases in interest income at three other Local Partnerships.

Total expenses excluding taxes remained fairly consistent with a decrease of less than 1% and an increase of approximately 1% for the three and nine months ended December 15, 1998 as compared to 1997.

Taxes increased approximately $97,000 and $129,000 for the three and nine months ended December 15, 1998 as compared to the corresponding periods in 1997 primarily due to an underaccrual of taxes in 1997 at one Local Partnership.


Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The costs incurred by the General Partners are not being charged to the Partnership. In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness was sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partners plan to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

      (a)Exhibits:

         27  Financial Data Schedule (filed herewith)

      (b)Reports on Form 8-K - None

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                 By:  RELATED CREDIT PROPERTIES L.P.,
                      a General Partner

                      By:   Related Credit Properties Inc.,
                            its General Partner

Date: January 20, 1999
                            By: /s/ Alan P. Hirmes
                                ---------------------------
                                Alan P. Hirmes,
                                Vice President
                                (Principal Financial Officer)

Date: January 20, 1999
                            By: /s/ Glenn F. Hopps
                                ---------------------------
                                Glenn F. Hopps,
                                Treasurer
                                (Principal Accounting Officer)

                 By:  LIBERTY ASSOCIATES III, L.P.,
                      a General Partner

                      By:   Related Credit Properties L.P.,
                            its General Partner

                      By:   Related Credit Properties Inc.,
                            its General Partner

Date: January 20, 1999
                            By: /s/ Alan P. Hirmes
                                ---------------------------
                                Alan P. Hirmes,
                                Vice President
                                (Principal Financial Officer)

Date: January 20, 1999
                            By: /s/ Glenn F. Hopps
                                ---------------------------
                                Glenn F. Hopps,
                                Treasurer
                                (Principal Accounting Officer)