Form 10-K
period 1999-03-15
LIBERTY TAX CREDIT PLUS LP
filed 1999-06-08
CIK 818020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 15, 1999
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

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing re-
quirements for the past 90 days.  Yes    X      No  ____

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowl-edge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
	None

Index to exhibits may be found on page 117

PART I

Item 1.  Business.

General

Liberty Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 26, 1987. Since November 25, 1997, the general partners of the Partnership have been Related Credit Properties L.P., a Delaware limited partnership (the "Related General Part-ner") and Liberty Associates III L.P., a Delaware limited part-nership ("Liberty Associates", and together with the Related General Partner the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Related Credit Properties Inc., a Delaware corporation. The general partner of Liberty Associates is the Related General Partner.
On November 25, 1997, affiliates of the Related General Partner and Liberty GP Inc. ("LGP"), then the general partners of the Partnership, entered into a Purchase Agreement pursuant to which the Related General Partner purchased LGP's general partner in-terest in the Partnership (the "Transfer"). In addition to the Transfer, the Related General Partner also acquired LGP's spe-cial limited partner interest in the Partnership and its general partner interest in Liberty Associates. Prior to the Transfer, Liberty Associates was an affiliate of Lehman Brothers.

On November 20, 1987, the Partnership commenced a public offer-ing (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership inter-ests in the Partnership ("Limited Partnership Interests"), pur-suant to a prospectus dated November 20, 1987, as supplemented by the supplements thereto dated January 14, 1988 and March 14, 1988 (as so supplemented the, "Prospectus"). As of April 4, 1988 (the date on which the Partnership held the final closing of the sale of BACs and on which the Offering was terminated), the Partnership had received $79,937,500 of gross proceeds of the Offering from 5,525 investors.

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Part-nerships", "subsidiaries" or "subsidiary partnerships") which own leveraged low and moderate-income multifamily residential complexes ("Apartment Complexes" or "Properties") that are eli-gible for the low-income housing tax credit ("Tax Credit") en-acted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning Properties ("Rehabilitation Projects") that are eligible for the historic rehabilitation tax credit (together with Housing Tax Credits, "Tax Credits"). The Part-nership's investment in each Local Partnership represents a 20% to 98% interest in each of the Local Partnerships. As of March 15, 1999, the Partnership had acquired interests in 31 Local Partnerships and does not anticipate making any additional in-vestments. See Item 2, Properties, below.

Liberty Associates is the Special Limited Partner in all 31 Lo-cal Partnerships, as well as a general partner of the Partner-ship. Liberty Associates has certain rights and obligations in its role as Special Limited Partner, which permit this affiliate of the Partnership to exercise control over the management and policies of the Local Partnerships.

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to substantial low-income Tax Credits (and potentially rehabilitation tax credits) over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service.)

2. Participate in any capital appreciation in the value of the Properties and provide distributions of sale or refinancing pro-ceeds upon the disposition of the Properties.

3.  Preserve and protect the Partnership's capital.

4. Provide cash distributions when available from the opera-tions of Apartment Complexes and Rehabilitation Projects.

5. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate in-vestments and other passive activities, and allocate passive losses to corporate BACs holders to offset active business in-come.

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's en-titlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Tax Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allo-cated by respective state credit agencies the authority to rec-ognize Tax Credits during the Tax Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits or historic rehabilita-tion tax credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compli-ance with the Tax Credit requirements. None of the Local Part-nerships in which the Partnership has acquired an interest has suffered an event of recapture.

As of March 15, 1999, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. Cash distributions received from the Local Partnerships have been relatively immaterial. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales. Accordingly, at this time there can be no assurance that the Partnership will achieve each of its investment objectives.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor eco-nomic conditions generally. However no more than 20% of the Properties are located in any single state. There are also sub-stantial risks associated with owning properties receiving gov-ernment assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assis-tance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the own-ers' equity contribution. The Partnership cannot sell or sub-stantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental as-sistance contracts expire.

Competition
The real estate business is highly competitive and substantially all of the Properties acquired by the Partnership are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may be competi-tive with the Partnership.

Employees
The Partnership does not have any direct employees. All serv-ices are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and
13. In addition, the Partnership reimburses the General Part-ners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

The Partnership has acquired an interest as a limited partner in 31 Local Partnerships. Set forth below is a schedule of these Local Partnerships including certain information concerning the properties (the "Local Partnership Schedule"). Further informa-tion concerning those Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 14, Schedule III.

Except for the seven Local Partnerships listed below, the fol-lowing is the allocation of ownership percentage for each of the Local Partnerships:

General Partner                                     1%
Special Limited Partner                             1%
Limited Partner - Liberty Tax Credit Plus L.P.      98%

     General    Special          Liberty Tax              *Other
     Partner(s) Limited Partners Credit Plus L.P. Limited Partners
Shiloh Grove              5%      1%      94%          0%
Concourse Artists         1%      1%      79%         19%
Grand Concourse           1%      1%      79%         19%
Robin Housing             1%      1%      79%         19%
Willoughby - Wyckoff      1%      1%      79%         19%
Penn Alto                 1%      1%      19.60%      78.40%
Sartain                   1%      1%      71.54%      26.46%

*Affiliate of the Partnership with same management

Local Partnership Schedule
Name and Location                   % of Units Occupied  at  May 1,
(Number of Units)  Date Acquired    1999    1998    1997    1996    1995

B & C Housing
Associates, L.P.    December 1987    91    93    86    89    87
Tulsa, OK (220)

State Street 86
Associates, L.P.    February 1988    97    99    98    98    100
Camden, NJ (200)

Fox Glenn
Investors, L.P.    March 1988        97    94    96    98   97
Seat Pleasant, MD (172)

Shiloh-Grove L.P.
(Mt. Vernon)        February 1988    97    96    93    97    97
Columbus, OH (394)

Silver Blue Lake
Apartments, LTD.    February 1988    92    99    98    98    100
Miami, FL (123)

Lancaster Towers
Associates, LTD.    May 1988    99    100    100    100    100
Lancaster, NY (157)

West Kinney
Associates, L.P.    June 1988    98    99    97    98    98
Newark, NJ (114)

Autumn Park
Associates, L.P.    June 1988    83    88    96    97    93
Wilsonville, OR (144)

Regent Street
Associates, L.P.    June 1988    89    90    100    98    99
Philadelphia, PA (80)

Magnolia Arms
Associates, LTD.    July 1988    94    89    96    97    84
Jacksonville, FL (232)

Greenleaf
Associates, L.P.    July 1988    97    97    95    97    98
Kansas City, Mo (195)

Alameda Towers
Associates, L.P.    July 1988    96    99    99    100    98
San Juan, PR (150)

Dixie Apartment
Associates, LTD.    July 1988    100    100    100    93    100
Miami, FL (29)

Ludlam Gardens
Apartments, LTD.    July 1988    97    100    100    99    99
Miami, FL (90)

Grove Parc
Associates, L.P.
(Woodlawn)          July 1988    98    98    98    99    98
Chicago, IL (504)

2108 Bolton Drive
Associates, L.P.    July 1988    100    96    99    95    100
Atlanta, GA (358)

Apple Creek Housing
Associates, LTD.    June 1988    90    98    98    96    99
Arvado, CO (195)

Redwood Villa
Associates          September 1988    98    96    98    100    96
San Diego, CA (92)

Charles Drew Court
Associates, L.P.    September 1988    100    99    95    89    100
Atlantic City, NJ (38)

Walnut Park Plaza
Associates, L.P.    September 1988    86    87    88    89    92
Philadelphia, PA (227)

Bayridge
Associates, L.P.    December 1988    96    94    93    97    97
Beaverton, OR (246)

United-Pennsylvanian,
L.P.                December 1988    98    100    96    98    100
Erie, PA (112)

2051 Grand Concourse
Associates, L.P.    November 1988    98    94    97    97    98
Bronx, NY (63)

Concourse Artists Housing
Associates, L.P.    November 1988    96    91    96    96    100
Bronx, NY (23)

Willoughby/Wycoff Housing
Associates, L.P.    November 1988    93    91    93    97    88
Bronx, NY (68)

Robin Housing
Associates, L.P.    November 1988    98    95    99    97    92
Bronx, NY (100)

Lund Hill
Associates, L.P.    January 1989    100    100    100    100    100
Superior, WI (150)

Tanglewood
Apartments, L.P.    October 1988    89    78    85    100    100
Joplin, MO (176)

Quality Hill Historic District-
Phase II-A, L.P.    March 1989    100    97    98    94    85
Kansas City, MO (49)

Penn Alto
Associates, L.P.    June 1989      89    87    81    87    81
Altoona, PA (150)

Sartain School
Venture, L.P.       August 1990    91    100    100    89    100
Philadelphia, PA (35)


The general partners of the Local Partnerships in which the Partnership invests ("Local General Partners") were generally required, pursuant to a Development Deficit Guaranty Agreement, to fund deficits incurred during the development stage of the Local Partnerships and/or to undertake to repurchase the Part-nership's interest in the Local Partnership if construction was not completed substantially on time and on budget. A develop-ment deficit is incurred when costs to rehabilitate, finance and pay all other operating expenses of a Local Partnership exceed the proceeds of the mortgage note, capital contribution and rental receipts prior to completion of the development of the Local Partnership. Development deficit payments were made with-out right of repayment.

The General Partners generally required that the Local General Partners undertake an obligation, pursuant to an Operating Defi-cit Guaranty Agreement, to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time (generally three years) following the Partner-ship's investment. In each case, the operating deficits were funded by Operating Loans which bore interest and which could be repaid only out of 50% of available cash flow or out of avail-able net sale or refinancing proceeds.

Additionally, the Local General Partners were generally required to enter into a Rent-Up Guaranty Agreement, whereby the Local General Partner agreed to pay liquidated damages if predeter-mined occupancy rates were not achieved. These payments were to be made without right of repayment. In most instances, if rental achievement was not met by a specified date, the Local General Partner was also required to pay to the Local Partner-ship, a return of capital, and interest thereon, as stated in the Local Partnership's partnership agreement. Security for these agreements was generally provided in the form of letters of credit and/or escrow deposits provided by the Local General Partner.

All development deficit, rent-up and operating deficit guaran-tees with respect to the Properties have expired.

Tax Credits with respect to a given Property are available for a ten-year Tax Credit Period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. In cer-tain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be al-located Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allo-cated in any prior period would not be available to the Partner-ship.

All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

Commercial tenants (to which average rental per square foot ap-plies) comprise less than 5% of the rental revenues of the Local Partnership. Maximum rents for the residential units are deter-mined annually by HUD and reflect increases/decreases in con-sumer price indices in various geographic areas. Market condi-tions, however, determine the amount of rent actually charged.

Management continuously reviews the physical state of the Prop-erties and budgets improvements when required, which are gener-ally funded from cash flow from operations or release of re-placement reserve escrows.

Management continuously reviews the insurance coverage of the Properties and believes such coverage is adequate.

See Item 1. Business, above for the general competitive condi-tions to which the Properties described above are subject.

Real estate taxes are calculated using rates and assessed valua-tions determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in Schedule III to the financial statements included herein.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
Security Holder Matters.

The Partnership has issued 15,987.5 Limited Partnership Inter-ests, each representing a $5,000 capital contribution to the Partnership, for aggregate Gross Proceeds of $79,937,500. All of the issued and outstanding Limited Partnership Interests have been issued to Liberty Credit Assignor Inc. (the "Assignor Lim-ited Partner"), which has in turn issued BACs to the purchasers thereof for an aggregate purchase price of $79,937,500. Each BAC represents all of the economic and virtually all of the own-ership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established public trading market. Because of the provisions of the Revenue Act of 1987, unless there are further changes in such law, the Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partner-ships." Accordingly, the General Partners have imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. The re-strictions should prevent a public trading market from develop-ing and may adversely affect the ability of an investor to liq-uidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Part-nership to lessen the scope of the restrictions.

The Partnership has 5,525 registered holders of an aggregate of 15,987.5 BACs, as of June 1, 1999.

All of the Partnership's general partnership interests, repre-senting an aggregate capital contribution of $2,000, are held by the two General Partners.

Certain Local Partnerships are subject to HUD restrictions which limit annual cash distributions to partners and restrict the Lo-cal Partnerships from selling or otherwise liquidating their as-sets, without HUD's approval, during the period that the agree-ment with HUD is in existence.

There are no material legal restrictions in the Partnership
Agreement on the ability to make distributions.

The Partnership has made no distributions to the BAC holders as of March 15, 1999. The Partnership does not anticipate provid-ing cash distributions to its Limited Partners in circumstances other than refinancing or sales proceeds.

There continues to be a number of requests for the list of BAC holders of limited partners such as BAC holders of the Partner-ship. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the Partnership and seeks the list for an im-proper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of BAC holders. This policy is intended to protect inves-tors from unsolicited and coercive offers to acquire BAC hold-ers' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.


Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership.  Additional financial information is set forth in the audited financial statements in Item 8 hereof.
                           For the Year Ended March 15,
OPERATIONS   1999           1998        1997             1996           1995*
Revenues    $36,007,881 $35,350,849  $35,324,316  $35,455,255  $34,345,754

Operating
expenses    (44,080,952)(42,873,491) (43,324,501) (42,396,512) (44,104,158)

Loss before
minority interest
and extraordinary
item        (8,073,071) (7,522,642) (8,000,185)   (6,941,257)  (9,758,404)

Minority interest
in loss of
subsidiaries   344,685     347,557      382,054      483,863      367,308

Loss before
extraordinary
item         (7,728,386)(7,175,085)(7,618,131)   (6,457,394)   (9,391,096)

Extraordinary
item        (530,379)           0            0            0     9,335,750

Net loss    $(8,258,765) $(7,175,085) $(7,618,131) $(6,457,394) $(55,346)

Loss before
extra-ordinary
item per
BAC         $ (478.57)    $ (444.31)   $  (471.74)   $ (399.86) $(581.53)

Extraordinary item per
BAC            (32.84)            0             0            0    578.10

Net loss per weighted average
BAC         $ (511.41)    $ (444.31)   $  (471.74)    $ (399.86) $ (3.43)


*Reclassified for comparative purposes

March 15,
FINANCIAL POSITION    1999      1998       1997        1996        1995


Total
assets      $186,633,608 $193,686,678 $200,797,952 $208,338,218 $216,196,946

Total
liabilities $(187,558,858) $(183,787,909)$(183,727,165) $(182,639,668)$(183,414,534)

Minority
interest    $(3,561,993) $(6,127,247) $(6,124,180)  $(7,133,812)   $(7,760,280)

Total partners'
(deficit)
capital     $(4,487,243)  $3,771,522  $10,946,607   $18,564,738    $25,022,132

During the years ended March 15, 1995 through 1999, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment.

Item 7. Management's Discussion and Analysis of Financial Con-dition and Results of Operations.

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distri-butions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. During the years ended March 15, 1999, 1998 and 1997, such distributions amounted to approxi-mately $2,141,000, $132,000 and $208,000, respectively. To date, the General Partners and their affiliates have advanced funds totaling approximately $9,000, $119,000 and $118,000 at March 15, 1999, 1998 and 1997, respectively, to meet the Part-nership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amount-ing to approximately $4,089,000, $3,553,000 and $2,281,000 were accrued and unpaid as of March 15, 1999, 1998 and 1997, respec-tively. In particular partnership management fees owed to the General Partners amounting to approximately $4,014,000 and $3,126,000 were accrued and unpaid as of March 15, 1999 and March 15, 1998, respectively. Furthermore expense reimburse-ments and asset monitoring fees owed to the General Partners amounting to approximately $75,000 and $404,000 were accrued and unpaid as of March 15, 1999 and March 15, 1998, respectively. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obli-gation to do so. The Partnership used a portion of the refi-nancing proceeds received from the Bayridge Associates, L.P. mortgage refinancing (see below) to pay down some of the out-standing amounts owed to the General Partners. The General Partners believe the remaining proceeds will be adequate for the Partnership's current operating needs and plan to invest the re-serves in short-term investments.

During the year ended March 15, 1999, cash and cash equivalents of the Partnership increased approximately $972,000. This in-crease was primarily due to cash provided by operating activi-ties ($2,868,000), a net increase in due to Local General Part-ners and affiliates from financing activities ($626,000) and net proceeds from mortgage notes ($1,706,000) which exceeded an in-crease in cash held in escrow for investing activities ($880,000), improvements to property and equipment ($1,014,000), an increase in deferred costs ($135,000) and a decrease in capi-talization of consolidated subsidiaries attributable to minority interest ($2,221,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depre-ciation and amortization ($9,693,000).

A working capital reserve of approximately $1,364,000 and $32,000 remained unused at March 15, 1999 and 1998, respec-tively.

In April 1998, Bayridge Associates, L.P. ("Bayridge") refinanced its mortgage note payable of $6,150,000. The new mortgage note in the amount of $10,600,000 paid off the former mortgage note and paid a cash flow distribution from refinancing proceeds of approximately $1,904,000 to the Partnership. In order to repay the mortgage loan due to Travelers prior to its maturity date, Bayridge was obligated to pay a prepayment penalty to Travelers, in the amount of $510,075. This amount, along with the remain-ing unamortized deferred loan costs relating to that loan, was charged to operations in 1998 and is reflected in the accompany-ing statements of operations as an extraordinary loss from re-tirement of debt (see Note 10). The new mortgage bears interest at the rate of 6.96% per annum and is payable in monthly in-stallments of $70,238 which includes principal and interest. Any remaining principal and interest shall be due and payable May 1, 2008.

The Partnership is not expected to have access to additional sources of financing.

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of Section 8 Housing Assistance Pay-ments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Sec-tion 8 Contracts that are renewed in the future in projects in-sured by the Federal Housing Administration ("FHA") may not pro-vide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restruc-tured loan (or loans) can be supported by Section 8 rents estab-lished at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assur-ance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to partici-pate. MAHRA went into effect on September 11, 1998 when interim regulations implementing the program were published. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

On October 21, 1998, President Clinton signed the fiscal year 1999 Departments of Veteran Affairs, Housing and Urban Develop-ment and Independent Agencies Appropriation Legislation into law. The bill provides, among other things, that owners of a property that was eligible for prepayment had to give notice of such prepayment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for tenant-based vouchers for eligible tenants (generally below 80% of area median income) at the true compara-ble market rents for unassisted units in order to protect cur-rent residents from substantial increases in rent.

For a discussion of contingencies affecting certain Local Part-nerships, see Results of Operations of Certain Local Partner-ships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Part-nerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partner-ship's loss of its investment in a Local Partnership will elimi-nate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before expiration of the credit period.

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversi-fied by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of the Offering in 31 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are at-tached to the property for a period of ten years and are trans-ferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of the Partnership's interest in a property was warranted, the remain-ing Tax Credits would transfer to the new owner, thereby adding significant value to the property on the market, which is not included in the financial statement carrying amount.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and ex-penses, construction period interest and any other costs in-curred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renew-als and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and ac-cumulated depreciation are eliminated from the assets and accu-mulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undis-counted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (gen-erally using discounted cash flows) when the property is consid-ered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as prop-erty and equipment-held for sale and are not depreciated.

Through March 15, 1999, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

The following is a summary of the results of operations of the Partnership for the years ended March 15, 1999, 1998 and 1997
(the 1998, 1997 and 1996 Fiscal Years, respectively).

The Partnership's revenues continue to consist primarily of the results of the Partnership's investment in consolidated Local Partnerships. Twenty one of the Local Partnerships receive HUD
Section 8 subsidies which serve to stabilize the revenues of these Local Partnerships. The majority of the Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, deprecia-tion, and mortgage interest.

The net loss for the 1998, 1997 and 1996 Fiscal Years totaled
$8,258,765 and $7,175,085 and $7,618,131, respectively.  The
1998 Fiscal Year is net of extraordinary loss of $530,379.

The Partnership continues to meet the investment objective of generating Housing Tax Credits to qualified BACs holders. To date all of the Local Partnerships have remained in compliance with the Tax Credit requirements, and therefore none has suf-fered an event of recapture of Tax Credits. The Partnership generated $7,723,298, $11,058,148 and $11,001,671 in Tax Credits
during the 1998, 1997 and 1996 Fiscal Years, respectively.

1998 vs. 1997
Rental income increased approximately 1% for the 1998 Fiscal
Year as compared to the corresponding period in 1997 primarily due to annual rental rate increases.

Other income increased approximately $177,000 for the 1998 Fis-cal Year as compared to the corresponding period in 1997 primar-ily due to fire insurance proceeds received by one Local Part-nership as well as an increase in interest income from higher cash and cash equivalent balances at the Partnership due to a distribution received from the Bayridge refinancing in April 1998 which was invested in short-term investments.

Total expenses remained fairly consistent for the 1998 Fiscal
Year as compared to the corresponding period in 1997 with an in-crease of approximately 3%.

An extraordinary loss from retirement of debt was recorded in the 1998 Fiscal Year (see Note 10).

1997 vs. 1996

Rental income increased approximately 1% for the 1997 Fiscal
Year as compared to the corresponding period in 1996 primarily due to annual rental rate increases.

Other income decreased approximately $355,000 for the 1997 Fis-cal Year as compared to the corresponding period in 1996 primar-ily due to a refund of overpaid property taxes at Bayridge Asso-ciates in the 1996 Fiscal Year and a HUD reimbursement for va-cancy losses at Shiloh Grove in the 1996 Fiscal Year.

Total expenses remained fairly consistent for the 1997 Fiscal
Year as compared to the corresponding period in 1996 with a de-crease of approximately 1%.

Results of Operations of Certain Local Partnerships

Redwood Villa Associates, L.P.
Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 1998 Fiscal Year, Redwood experienced a loss of $234,467, including $219,563 of deprecia-tion and $4,553 of amortization and at December 31, 1998 had a working capital deficiency of $595,115 and a deficit in part-ners' equity of $734,151. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain future capi-tal contributions from the partners. Management, whenever pos-sible, plans to reduce operating costs to achieve profitable op-erations. The financial statements for the 1998, 1997 and 1996 Fiscal Years for Redwood have been prepared assuming that Red-wood will continue as a going concern. The Partnership's in-vestment in Redwood at March 15, 1999 and 1998 was reduced to zero by prior years' losses and the minority interest balance was approximately $406,000 and $408,000, respectively. Red-wood's net loss after minority interest amounted to approxi-mately $233,000, $226,000 and $203,000 for the 1998, 1997 and
1996 Fiscal Years, respectively.

Walnut Park Plaza Associates
Walnut Park Plaza Associates ("Walnut Park") has sustained re-curring losses from operations. At December 31, 1997, Walnut Park had not made certain payments required under the terms of the Bond Indenture and, as a result, is in default. On April 9, 1996, Walnut Park entered into an interim agreement with E.A.Moos ("Moos"), Walnut Park's bondholders, which expired Oc-tober 15, 1996 subject to certain defined extension and termina-tion provisions. Moos and Walnut Park continued to operate un-der the terms of the interim agreement until the bonds were sold on October 31, 1997 to Municipal Capital Appreciation Partners, ILP ("MCAPI"), at which time the interim agreement expired. The interim agreement primarily allowed Moos to select an interim and permanent replacement property manager, to formulate a pro-posal to replace the general partner, and to possibly restruc-ture the indebtedness of the project. On April 29, 1997, an agreement was signed which provides for, among other things, the transfer of the general partner interest to RCC Partners '96 LLC ("RCC"), an affiliate of the General Partners. Upon transfer of the general partner interest to RCC, amounts due to the former general partner and its affiliates totaling $693,340 were for-given, resulting in a contribution to the subsidiary partners' capital. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership to approve certain major oper-ating and financial decisions, the Partnership continues to have a controlling financial interest in Walnut Park. Walnut Park's continued existence is dependent on improving the financial op-erations of Walnut Park, the ultimate resolution of the default of certain obligations under the terms of the Bond Indenture, or the refinancing of the Bond Indenture. Contingent upon the out-come of the aforementioned items, Walnut Park may be unable to continue as a going concern in its present form. The Partner-ship's investment in Walnut Park at March 15, 1999 and March 15, 1998 was reduced to zero by prior years' losses and the minority interest balance amounted to approximately $1,122,000 and $1,125,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $312,000, $511,000 and $541,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Robin Housing Associates
Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. Robin Housing's insurance carrier in-tends to defend Robin Housing vigorously. Management believes that the insurance coverage is adequate to cover any liability arising from this action. Since it is too premature to make an evaluation of the amount or range of Robin Housing's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $453,000. The Partnership's investment in Robin Housing was ap-proximately $453,000 and $577,000 at March 15, 1999 and 1998,
respectively, and the minority interest balance was approxi-mately $0 and $68,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $115,000, $91,000 and $115,000 for the 1998, 1997 and 1996 Fiscal Years,
respectively.

Willoughby-Wyckoff Housing Associates
The financial statements for Willoughby-Wyckoff Housing Associ-ates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain condi-tions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies, and equity deficien-cies. Management plans to continue to minimize costs within its control and seek additional funding sources to supplement proj-ect operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Wil-loughby at March 15, 1999 and 1998 was reduced to zero by prior years' losses and the minority interest balance was approxi-mately $274,000 and $276,000 respectively. Willoughby's net loss after minority interest amounted to approximately $220,000, $141,000 and $276,000 for the 1998, 1997 and 1996 Fiscal Years.

Year 2000 Compliance

The Partnership utilizes the computer services of affiliates of the General Partners. The affiliates of the General Partners have upgraded their computer information systems to be year 2000 compliant. The year 2000 compliance issue concerns the inabil-ity of a computerized system to accurately record dates after December 31, 1999. The affiliates of the General Partners re-cently underwent a conversion of their financial systems appli-cations and upgraded all of their non-compliant in-house soft-ware and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partners are not being charged to the Partnership. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the proc-ess of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to mate-rial third parties in the fourth quarter of 1998. The Partner-ship has received assurances from a majority of the material service providers with which it interacts that they have ad-dressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership re-lies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately ad-dress their issues.

Other

There continues to be a number of requests for the list of lim-ited partners such as BAC holders of the Partnership. Often these requests are made by a person who, only a short time be-fore making the request, acquired merely a small number of BACs in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and pro-tect the interests of the Partnership and all of its investors, the General Partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of BAC hold-ers. This policy is intended to protect investors from unsolic-ited and coercive offers to acquire BAC holders' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 7A.  Quantitative and Qualitative Disclosure About Market
Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.
    							    Sequential
         						     Page
(a) 1.    Consolidated Financial Statements

Independent Auditors' Report  			  18

Consolidated Balance Sheets at
March 15, 1999 and 1998    				  95

Consolidated Statements of Operations
for the Years Ended
March 15, 1999, 1998 and 1997    			  96

Consolidated Statements of
Changes in Partners' (Deficit)
Capital for the Years Ended
March 15, 1999, 1998 and
1997    							  97

Consolidated Statements of Cash Flows
for the Years Ended
March 15, 1999, 1998 and 1997    			  98

Notes to Consolidated Financial Statements    	 100

INDEPENDENT AUDITORS' REPORT
To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiar-ies as of March 15, 1999 and 1998, and the related consolidated statements of operations, changes in partners' (deficit) capi-tal, and cash flows for the years ended March 15, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respectively).
These financial statements are the responsibility of the Part-nership's management. Our responsibility is to express an opin-ion on these financial statements based on our audits. We did not audit the financial statements for 30 (Fiscal 1998, 1997 and 1996) subsidiary partnerships whose losses aggregated $6,144,896 (Fiscal 1998), $7,098,332 (Fiscal 1997) and $5,837,225 (Fiscal
1996) and whose assets constituted 93% and 95% of the Partner-ship's assets at March 15, 1999 and 1998, respectively, pre-sented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been fur-nished to us and our opinion expressed herein, insofar as it re-lates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Lib-erty Tax Credit Plus L.P. and Subsidiaries at March 15, 1999 and 1998 and the results of their operations and their cash flows for the years ended March 15, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

As discussed in Note 11(a), the consolidated financial state-ments include the financial statements of three subsidiary part-nerships with significant contingencies and uncertainties re-garding their continuing operations. During the 1998 Fiscal Year, these subsidiary partnerships incurred significant operat-ing losses and one is in default on its mortgage obligation. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The fi-nancial statements of these three subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' losses aggregated $771,697 (Fiscal 1998), $887,146 (Fiscal 1997) and $1,027,546 (Fiscal
1996) and their assets aggregated $16,073,230 and $16,967,227 at March 15, 1999 and 1998, respectively. Management's plans re-garding these matters are also discussed in Note 11(a). The ac-companying consolidated financial statements do not include any adjustments that might result from the outcome of these uncer-tainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP
New York, New York
May 25, 1999

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


ASSETS
                                  March 15,
                           1999                  1998
Property and equipment,
at cost, less accumulated
depreciation
(Notes 2, 4, 7 and 11)    $167,048,236    $175,421,110
Cash and cash equivalents
(Notes 2, 3 and 11)          3,824,051    2,852,210
Cash held in escrow
(Notes 3 and 5)             10,347,465    10,072,081
Accounts receivable -
tenants                        797,885    602,311
Deferred costs, less
accumulated amortization
(Notes 2 and 6)              3,382,601    3,551,003
Other assets                 1,233,370       1,187,963

Total assets               $186,633,608    $193,686,678


LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Liabilities

Mortgage notes payable
(Notes 3 and 7)            $158,224,324    $155,846,595
Accounts payable
and other
liabilities                   8,922,248    8,530,428
Due to local
general partners
and affiliates
(Note 8)                     14,835,837    14,186,745
Due to general partners
and affiliates
(Note 8)                      4,567,075    4,236,430
Due to selling
partners                      1,009,374          987,711

                             187,558,858    183,787,909

Minority interests
(Note 2)                       3,561,993       6,127,247

Commitments and contingencies
(Notes 7, 8 and 11)

Partners' capital (deficit)

Limited partners
15,987.5 BACs
issued and
outstanding)
(Note 1)                      (3,712,526)      4,463,651
General partners                (774,717)       (692,129)

Total partners'
(deficit)
capital                       (4,487,243)       3,771,522

Total liabilities
and partners'
(deficit)
capital                      $186,633,608    $193,686,678

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Year Ended March 15,
                          1999              1998*            1997*
Revenues

Rental income             $34,276,146    $33,795,715    $33,414,089
Other
(Notes 7 and 11)            1,731,735      1,555,134      1,910,227

Total Revenues              36,007,881    35,350,849    35,324,316

Expenses

General and
administrative               5,763,911    5,365,940    5,415,260
General and administrative-
related parties              2,746,326    2,573,776    2,677,535
Repairs and maintenance      5,914,903    6,015,119    6,224,008
Operating                    3,931,861    3,857,090    4,001,390
Taxes                        1,716,507    1,670,113    1,618,529
Insurance                    1,288,252    1,411,082    1,424,458
Interest                    13,026,531    12,866,925    13,089,519
Depreciation and
amortization                 9,692,661      9,113,446      8,873,802

                            44,080,952    42,873,491    43,324,501

Loss before minority
interest and
extraordinary
item                        (8,073,071)    (7,522,642)    (8,000,185)

Minority interest
in loss of
subsidiaries                   344,685         347,557         382,054

Loss before
extraordinary
item                        (7,728,386)    (7,175,085)    (7,618,131)

Extraordinary item-
loss from retirement
of debt
(Note 10)                     (530,379)             0              0

Net loss                  $ (8,258,765)    $ (7,175,085)    $ (7,618,131)

Number of BACs
outstanding                    15,987.5       15,987.5       15,987.5

Loss before
extraordinary item-
limited partners              (7,651,102)    (7,103,334)    (7,541,950)
Extraordinary item-
limited partners                (525,075)          0                 0
Net Loss-limited
partners                    $ (8,176,177)    $ (7,103,334)    $ (7,541,950)

Loss before
extraordinary item
per BAC                      $ (478.57)      $   (444.31)     $    (471.74)
Extraordinary item
per BAC                         (32.84)                0                 0
Net loss per BAC             $ (511.41)      $   (444.31)     $    (471.74)

*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT)
CAPITAL

                                          Limited    General
                           Total         Partners    Partners
Partners' capital
(deficit)-
March 16, 1996           $18,564,738    $19,108,935    $(544,197)
Net loss, year
ended March 15, 1997     (7,618,131)     (7,541,950)      (76,181)

Partners' capital
(deficit)-
March 15, 1997            10,946,607    11,566,985    (620,378)
Net loss, year ended
March 15, 1998            (7,175,085)     (7,103,334)     (71,751)

Partners' capital
(deficit)-
March 15, 1998              3,771,522    4,463,651    (692,129)
Net loss, year ended
March 15, 1999            (8,258,765)   (8,176,177)      (82,588)

Partners' deficit-
March 15, 1999          $ (4,487,243)    $ (3,712,526)    $(774,717)

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    Year Ended March 15,
                           1999             1998             1997
Cash flows from
operating activities:
Net loss                $(8,258,765)    $(7,175,085)    $(7,618,131)
Adjustments to reconcile
net loss to net cash
provided by
operating activities:
Extraordinary item-
loss from
retirement of debt            530,379             0               0
Operating expenses
paid from debt
refinancing proceeds           85,672             0               0
Cancellation of
indebtedness
income                           (68,571)    (68,571)    (68,571)
Accrued interest
added to principal
of mortgage
note payable                 144,178        139,676         131,713
Depreciation and
amortization                9,692,661    9,113,446    8,873,802
Loss on sale of
property and equipment           0              0          49,189

(Increase) decrease in assets
Cash held in escrow            604,727    (34,147)    157,260
Accounts receivable -
tenants                      (195,574)    9,711    (84,509)
Other assets                  (45,407)    153,164    203,350

Increase (decrease) in
liabilities
Accounts payable and
other liabilities              392,628    367,540    540,196
Due to General Partners
and affiliates                 330,645    1,249,162    605,714
Minority interest in loss of
subsidiaries                  (344,685)       (347,557)       (382,054)

Total adjustments            11,126,653    10,582,424    10,026,090

Net cash provided by
operating activities          2,867,888      3,407,339      2,407,959

Cash flows from
investing activities:
(Increase) decrease in
cash held in escrow            (880,111)    (778,996)    77,754
Improvements to property
and equipment                 (1,013,948)    (1,209,320)    (1,274,858)

Net cash used in
investing activities          (1,894,059)    (1,988,316)    (1,197,104)

Cash flows from
financing activities:
Increase in deferred costs    (135,490)    0    (323,658)
Increase in due to
Local General
Partners and affiliates       1,088,961    892,814    971,417
Decrease in due to
Local General
Partners and affiliates    (462,828)    (174,477)    (268,416)
Increase (decrease) in
due to selling partners       21,663    6,798    (13,670)
Proceeds from mortgage
notes                          10,600,000    0    4,480,000
Repayment of mortgage notes    (8,893,725)    (1,867,576)    (5,290,887)
Decrease in capitalization
of consolidated
subsidiaries attributable
to minority interest           (2,220,569)      (342,716)      (627,577)

Net cash used in
financing activities          (1,988)    (1,485,157)    (1,072,791)

Net increase (decrease)
in cash and cash equivalents    971,841    (66,134)    138,064

Cash and cash equivalents,
beginning of year             2,852,210     2,918,344     2,780,280

Cash and cash equivalents,
end of year                  $ 3,824,051    $ 2,852,210    $ 2,918,344

Supplemental disclosure
of cash flows information:
Cash paid during the year
for interest                 $10,702,969    $10,554,123    $10,384,244

Supplemental disclosures
of noncash activities:
Increase in accounts
payable and other
liabilities
for property and
equipment additions        $      22,151    $    208,718    $        0
Increase in due to
local general partners
and affiliates for
accounts payable and other
liabilities                       22,959               0             0
Decrease in other
assets for
property and equipment
additions                              0           62,993            0
Reclassification due to
local general partner
and affiliates, to
contribution by minority
interest shareholders                   0          693,340           0

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 1999

NOTE 1 - General


Liberty Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships" or "subsidiar-ies" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. As of March 15, 1999, the Partnership has invested in 31 subsidiary partnerships and does not anticipate making any additional in-vestments.

Since November 25, 1997, the general partners of the Partnership have been Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associ-ates III L.P., a Delaware limited partnership ("Liberty Associ-ates"), and together with the Related General Partner (the "Gen-eral Partners"). The Related General Partner is also the spe-cial limited partner of the Partnership. The general partner of the Related General Partner is Related Credit Properties Inc., a Delaware corporation. The general partner of Liberty Associates is the Related General Partner. On November 25, 1997, affili-ates of the Related General Partner and Liberty GP Inc. ("LGP"), then the general partners of the Partnership, entered into a Purchase Agreement pursuant to which the Related General Partner purchased LGP's general partner interest in the Partnership (the "Transfer"). In addition to the Transfer, the Related General Partner also acquired LGP's special limited partner interest in the Partnership and its general partner interest in Liberty As-sociates. Prior to the Transfer, Liberty Associates was an af-filiate of Lehman Brothers.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 31 subsidiary partnerships in which the Partnership is a limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidi-ary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in con-solidation.

For financial reporting purposes the Partnership's fiscal year ends on March 15. The Partnership's fiscal year ends on March 15, in order to allow adequate time for the subsidiaries finan-cial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP"). All subsidiaries have calendar year ends. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from January 1 through March 15.

Increases (decreases) in the capitalization of consolidated sub-sidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the mi-nority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' eq-uity less minority interest capital, if any. Losses attribut-able to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated approximately $226,000, $147,000 and $157,000 for the years ended March 15, 1999, 1998 and 1997, respectively. In consolidation, all subsidiary part-nership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments pur-chased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and ex-penses, construction period interest and any other costs in-curred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renew-als and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and ac-cumulated depreciation are eliminated from the assets and accu-mulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undis-counted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (gen-erally using discounted cash flows) when the property is consid-ered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as prop-erty and equipment-held for sale and are not depreciated.

Through March 15, 1999, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

d)  Organization and Offering Costs

Costs incurred to organize the Partnership including but not limited to legal, accounting, and registration fees are consid-ered deferred organization expenses. These costs have been capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs, including brokerage and the nonac-countable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital (Note 8).

e)  Income Taxes

The Partnership is not required to provide for, or pay, any fed-eral income taxes. Net income or loss generated by the Partner-ship is passed through to the partners and is required to be re-ported by them. The Partnership may be subject to state and lo-cal taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

f)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

g)  Use of Estimates

The preparation of financial statements in conformity with gen-erally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could dif-fer from those estimates.

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

The estimated fair values of the Partnership's mortgage notes payable are as follows:
                            March 15, 1999               March 15, 1998
                       Carrying                     Carrying
                       Amount       Fair Value      Amount       Fair Value
Mortgage notes payable for
  which it is:
Practicable to
estimate fair value    $82,001,187    $79,879,067    $62,496,416    $60,476,749
Not Practicable        $76,253,137    (*)            $93,350,179    (*)

(*) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage pro-grams with similar characteristics are not currently available to the partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:
                                                         Estimated
                                  March 15,              Useful Lives
                           1999             1998            (Years)
Land                        $  11,804,469    $  11,804,469    -
Buildings and improvements    240,233,744      239,504,907    15 to 40
Other                           5,292,878        4,985,616    3 to 20
                              257,331,091      256,294,992
Less:  Accumulated
depreciation                  (90,282,855)     (80,873,882)

                             $167,048,236     $175,421,110

Included in property and equipment are $6,859,371 of acquisition fees paid to the general partners and $952,737 of acquisition expenses. In addition, as of March 15, 1999, buildings and im-provements include $2,870,719 of capitalized interest.

In connection with the development or rehabilitation of the properties, the subsidiary partnerships have incurred devel-oper's fees of $23,360,275 to the local general partners and af-filiates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 15, 1999, 1998 and 1997 amounted to $9,408,973, $8,827,632 and $8,575,413, re-
spectively.

During the year ended March 15, 1997, accumulated depreciation on dispositions amounting to $122,314 was written off.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:
                                 March 15,
                          1999                  1998
Real estate taxes,
insurance, and other     $  1,843,819    $  2,422,142
Reserve for replacements    7,614,415       6,734,304
Other                         889,231         915,635
                          $10,347,465     $10,072,081

NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of am-
ortization are as follows:
                                   March 15,                  Period
                           1999                 1998         (Months)
Operating guarantee fee    $   510,443        $   510,443     60
Financing expenses           4,703,749          4,683,188     *
Organization expenses        1,437,489          1,452,489     60
Supervisory salaries           783,020            795,609     60
Other                           48,518             48,518     Various
                             7,483,219          7,490,247
Less:  Accumulated
amortization                (4,100,618)        (3,939,244)
                           $ 3,382,601        $ 3,551,003

*Over the life of the respective mortgages.

Amortization of deferred costs for the years ended March 15, 1999, 1998 and 1997 amounted to $283,688, $285,814 and $298,389, respectively.

During the years ended March 15, 1999 and 1998, deferred costs of $142,821 and $41,350 and accumulated amortization of $122,314 and $41,350 were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $1,014,000 including principal and interest at rates varying from 1% to 12% per annum, through 2029. Each sub-sidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements as of March 15, 1999 for each of the next five fiscal years and thereafter are as fol-lows:

Fiscal Year Ending        Amount

1999               $   2,985,052
2000                   3,279,078
2001                   3,565,542
2002                   9,802,223
2003                   5,154,055
Thereafter           133,438,374

                    $158,224,324

See Note 11 for other subsidiary partnerships' financing activi-ties.

NOTE 8 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a spe-cial limited partner, in each of the subsidiary partnerships.
An affiliate of the General Partners also has a minority inter-est in certain subsidiary partnerships.

The costs incurred to related parties for the years ended March
15, 1999, 1998 and 1997 were as follows:

A)  Related Party Fees
                                    Year Ended March 15,
                          1999             1998              1997
Partnership management
fees (a)                  $1,138,000    $1,138,000        $1,138,000
Expense
reimbursement (b)            153,615       119,379           117,130
Property management
fees incurred
to affiliates of the
General Partners (c)       1,289,487     1,160,288         1,265,395
Local administrative
fee (d)                       74,000        71,500            76,500
Total general and
administrative-
General Partners           2,655,102     2,489,167         2,597,025
Property management
fees incurred
To affiliates of the
subsidiary partnerships'
General partners (c)          91,224        84,609            80,510

Total general and
administrative-
related parties           $2,746,326    $2,573,776        $2,677,535

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not ex-ceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement) for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partner-ship's investments. Partnership management fees owed to the General Partners amounting to approximately $4,014,000 and $3,126,000 were accrued and unpaid as of March 15, 1999 and March 15, 1998, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evalua-tions of the subsidiary partnerships' performance. Expense re-imbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $75,000 and $404,000 were accrued and unpaid as of March 15, 1999 and March 15, 1998, respectively.

The General Partners have continued advancing funds and allowing for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partner-ships amounted to $1,883,977, $1,815,645 and $1,851,991 for the years ended March 15, 1999, 1998 and 1997, respectively. Of these fees $1,289,487, $1,160,288 and $1,265,395 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $91,224, $84,609 and $80,510 was incurred to af-filiates of the Partnership.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local ad-ministrative fee of up to $2,500 per year from each subsidiary partnership.

The General Partners of the Partnership were allocated approxi-mately $83,000, $71,000 and $69,000 of passive losses for the years ended March 15, 1999, 1998 and 1997, respectively.

(e) Liberty Associates III L.P. received cash distributions of approximately $2,000, $3,500 and $1,900 during the years ended
March 15, 1999, 1998 and 1997, respectively.

Liberty Associates III L.P. was allocated Low-Income Housing Tax
Credits of approximately $2,200, for each of the taxable years ended March 15, 1999, 1998 and 1997, respectively.

(f)  Due to local general partners and affiliates at March 15,
1999 and 1998 consists of the following:
                                March 15,
                          1999              1998
Operating deficit
advances                $  123,055      $  123,055
Operating advances       1,278,072       1,259,814
Development fee payable    141,258         231,500
Residual loan payable       52,500          52,500
Interest (g)             5,855,028       5,071,288
Long-term notes
payable (g)              5,550,981       5,725,981
Management and other
fees                     1,834,943       1,722,607
                       $14,835,837     $14,186,745

(g)  Long term notes payable consist of the fol-
lowing:
                                                            March 15,
                                                      1999              1998
Grove Parc Assoc. L.P.
This note bears interest at 7.39% compounded an-
nually on May 1 of each year.  The note is se-
cured by a mortgage subordinate in rights to
mortgages securing the building loan.  Both
principal and interest on the loan are due and
payable in full out of residual receipts on
April 29, 2010, or are immediately due and pay-
able upon refinancing or sale of the project.         $5,040,000    $5,040,000

Dixie Apartment Assoc. LTD
This promissory note bears interest at 11% with
a maturity date of June 1, 2002.  (Note 10)              105,187       105,187

Ludlam Gardens Apartments LTD
This promissory note bears interest at 11% with
a maturity date of June 1, 2000.  (Note 10)              266,124       441,124

B & C Housing Associates
This promissory note bears interest on the un-
paid principal balance with interest at prime
plus 2% per annum payable along with principal
as and when permitted by the partnership agree-
ment and payable only from surplus cash.                 139,670       139,670

                                                      $5,550,981    $5,725,981

B)  Guarantees

The general partners of Bayridge Associates Limited Partnership ("Bayridge"), a subsidiary partnership, agreed to provide guar-antees of up to $1,000,000 to fund debt service deficiencies in the event certain debt coverage and debt service ratios were not met for specified periods of time. As of March 15, 1999, no guarantees have been funded. The Debt Coverage Guaranty Agree-ment provides for the security to be reduced to a $100,000 let-ter of credit provided by the Bayridge general partners.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the in-
come tax loss for the Partnership and its consolidated subsidi-
aries is as follows:
                                                  Year Ended December 31,
                                           1998             1997              1996
Financial statement
Net loss                                 $(8,258,765)    $(7,175,085)    $(7,618,131)

Difference between depreciation and
amortization expense recorded
for financial reporting purposes
and the accelerated cost recov-
ery system utilized for income
tax purposes                                  784,113        514,650         60,188

Difference resulting from parent
company having a different fis-
cal year for income tax and
financial reporting purposes                  (22,165)       (687,409)      900,555

Tax basis forgiveness of debt                       0         693,340       (89,648)

Differences resulting principally
from rental income recognized
for income tax purposes and deferred
for financial reporting pur-
poses and interest and other
operating expenses deducted for fi-
nancial reporting purposes not
deducted for income tax purposes              (137,972)       (87,919)     (119,017)

Net loss as shown on the
income tax return for the
calendar year
ended                                       $(7,634,789)    $(6,742,423)    $(6,866,053)

NOTE 10 - Extraordinary item

In April 1998, Bayridge refinanced its mortgage note payable of $6,150,000. The new mortgage note in the amount of $10,600,000 paid off the former mortgage note and paid a cash flow distribu-tion from refinancing proceeds of approximately $1,904,000 to the Partnership. In order to repay the mortgage loan due to Travelers prior to its maturity date, Bayridge was obligated to pay a prepayment penalty to Travelers, in the amount of $510,075. This amount, along with the remaining unamortized de-ferred loan costs relating to that loan, was charged to opera-tions in 1998 and is reflected in the accompanying statements of operations as an extraordinary loss from retirement of debt.
The new mortgage bears interest at the rate of 6.96% per annum and is payable in monthly installments of $70,238 which includes principal and interest. Any remaining principal and interest shall be due and payable May 1, 2008.

NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnership - Going Concern

Three subsidiary partnerships, Redwood Villa Associates, Wil-loughby-Wyckoff Housing Associates and Walnut Park Plaza Associ-ates have significant contingencies and uncertainties regarding their continuing operations which raise substantial doubt about their abilities to continue as going concerns. The financial statements of these three subsidiary partnerships were prepared assuming that each will continue as a going concern.

Redwood Villa Associates, L.P.
Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 1998 Fiscal Year, Redwood experienced a loss of $234,467, including $219,563 of deprecia-tion and $4,553 of amortization and at December 31, 1998 had a working capital deficiency of $595,115 and a deficit in part-ners' equity of $734,151. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain future capi-tal contributions from the partners. Management, whenever pos-sible, plans to reduce operating costs to achieve profitable op-erations. The financial statements for the 1998, 1997 and 1996 Fiscal Years for Redwood have been prepared assuming that Red-wood will continue as a going concern. The Partnership's in-vestment in Redwood at March 15, 1999 and 1998 was reduced to zero by prior years' losses and the minority interest balance was approximately $406,000 and $408,000, respectively. Red-wood's net loss after minority interest amounted to approxi-mately $233,000, $226,000 and $203,000 for the 1998, 1997 and
1996 Fiscal Years, respectively.

Willoughby-Wyckoff Housing Associates
The financial statements for Willoughby-Wyckoff Housing Associ-ates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain condi-tions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies, and equity deficien-cies. Management plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going con-cern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's invest-ment in Willoughby at March 15, 1999 and 1998 was reduced to zero by prior years' losses and the minority interest balance was approximately $274,000 and $276,000 respectively. Wil-loughby's net loss after minority interest amounted to approxi-mately $220,000, $141,000 and $276,000 for the 1998, 1997 and
1996 Fiscal Years.

Walnut Park Plaza Associates
Walnut Park Plaza Associates ("Walnut Park") has sustained re-curring losses from operations. At December 31, 1997, Walnut Park had not made certain payments required under the terms of the Bond Indenture and, as a result, is in default. On April 9, 1996, Walnut Park entered into an interim agreement with E.A.Moos ("Moos"), Walnut Park's bondholders, which expired Oc-tober 15, 1996 subject to certain defined extension and termina-tion provisions. Moos and Walnut Park continued to operate un-der the terms of the interim agreement until the bonds were sold on October 31, 1997 to Municipal Capital Appreciation Partners, ILP ("MCAPI"), at which time the interim agreement expired. The interim agreement primarily allowed Moos to select an interim and permanent replacement property manager, to formulate a pro-posal to replace the general partner, and to possibly restruc-ture the indebtedness of the project. On April 29, 1997, an agreement was signed which provides for, among other things, the transfer of the general partner interest to RCC Partners '96 LLC ("RCC"), an affiliate of the General Partners. Upon transfer of the general partner interest to RCC, amounts due to the former general partner and its affiliates totaling $693,340 were for-given, resulting in a contribution to the subsidiary partners' capital. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership to approve certain major oper-ating and financial decisions, the Partnership continues to have a controlling financial interest in Walnut Park. Walnut Park's continued existence is dependent on improving the financial op-erations of Walnut Park, the ultimate resolution of the default of certain obligations under the terms of the Bond Indenture, or the refinancing of the Bond Indenture. Contingent upon the out-come of the aforementioned items, Walnut Park may be unable to continue as a going concern in its present form. The Partner-ship's investment in Walnut Park at March 15, 1999 and March 15, 1998 was reduced to zero by prior years' losses and the minority interest balance amounted to approximately $1,122,000 and $1,125,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $312,000, $511,000 and $541,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

b)  Subsidiary Partnership - Other

Robin Housing Associates
Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. Robin Housing's insurance carrier in-tends to defend Robin Housing vigorously. Management believes that the insurance coverage is adequate to cover any liability arising from this action. Since it is too premature to make an evaluation of the amount or range of Robin Housing's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $453,000. The Partnership's investment in Robin Housing was ap-proximately $453,000 and $577,000 at March 15, 1999 and 1998,
respectively, and the minority interest balance was approxi-mately $0 and $68,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $115,000, $91,000 and $115,000 for the 1998, 1997 and 1996 Fiscal Years,
respectively.

c)  Lease Commitment

One of the subsidiary partnerships entered into a forty-year ground lease for the land on which the building is built. As stipulated in the lease, the subsidiary partnership agrees to pay all real estate taxes, license and permit fees, among other charges that may be assessed upon the land or improvements. At December 31, 1998, the subsidiary partnership was committed to minimum future rentals on the noncancellable lease in the amount of $60,000 a year through 2028. The lease payments are payable from available cash and at December 31, 1998, the subsidiary partnership has accrued lease payments of $304,647.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in vari-ous banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 1999, uninsured cash and cash equivalents approximated $1,820,000.

e)  Letter of Credit

One subsidiary partnership was contingently liable at December
31, 1998 for the following open letter of credit:

Debt service    $600,000

f)  Year 2000 Compliance

The Partnership utilizes the computer services of affiliates of the General Partners. The affiliates of the General Partners have upgraded their computer information systems to be year 2000 compliant. The year 2000 compliance issue concerns the inabil-ity of a computerized system to accurately record dates after December 31, 1999. The affiliates of the General Partners re-cently underwent a conversion of their financial systems appli-cations and upgraded all of their non-compliant in-house soft-ware and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partners are not being charged to the Partnership. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the proc-ess of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to mate-rial third parties in the fourth quarter of 1998. The Partner-ship has received assurances from a majority of the material service providers with which it interacts that they have ad-dressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership re-lies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately ad-dress their issues.

g)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor eco-nomic conditions generally, however no more than 20% of the properties are located in any single state. There are also sub-stantial risks associated with owning properties receiving gov-ernment assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assis-tance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the own-ers' equity contribution. The Partnership cannot sell or sub-stantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental as-sistance contracts expire.

h)  Tax Credits

The Partnership and BAC holders began recognizing Tax Credits with respect to the Properties when the Credit Period for such Property commenced. Because of the time required for the acqui-sition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increases over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1998, 1997 and 1996 tax years, Tax Credits of $7,723,298, $11,058,148 and $11,001,671 were generated.

A portion of the Tax Credits could be subject to recapture in future years if (i) a Local Partnership ceases to meet qualifi-cation requirements, (ii) there is a decrease in the qualified basis of the Projects, or (iii) there is a greater than one-third reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period.

Item 9. Changes in and Disagreements with Accountants on Ac-counting and Financial Disclosure.

None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive offi-cers of Related Credit Properties, Inc., the general partner of the Related General Partner (which, in turn, is the general partner of Liberty Associates), who may be deemed directors or executive officers of the Partnership is set forth below.

Related Credit Properties Inc.

Name                 Position

Stephen M. Ross      Director

J. Michael Fried    President and Director

Alan P. Hirmes      Senior Vice President

Stuart J. Boesky    Vice President

Glenn F. Hopps      Treasurer

Teresa Wicelinski    Secretary

STEPHEN M. ROSS, 59, is President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Re-lated Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apart-ment developments.

J. MICHAEL FRIED, 55, is the sole shareholder of one of the gen-eral partners of Related Capital Company ("Capital"), a real es-tate finance and acquisition affiliate of Related. In that ca-pacity, he is responsible for all of Capital's syndication, fi-nance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 44, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Ac-countants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 43, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 un-til February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant spe-cializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

GLENN F. HOPPS, 36, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weiss-barth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace Univer-sity with a Bachelor of Arts Degree in Accounting.

Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of com-pensation to directors or executive officers of the General Partners for their services. However, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership, the Partnership has entered into certain arrange-ments with the General Partners and their affiliates, which pro-vide for compensation to be paid to the General Partners and their affiliates. Such arrangements include (but are not lim-ited to) agreements to pay nonrecurring Acquisition Fees, a non-accountable Acquisition Expense allowance, a partnership manage-ment fee and an accountable expense reimbursement. The General Partners are entitled, in the aggregate, to 1% of all cash dis-tributions and an additional 15% of distributions from net sale or refinancing proceeds after the BACs holders have received distributions of such proceeds equal to their original capital contributions plus a 10% return thereon (to the extent not pre-viously paid out of cash flow). Certain directors and executive officers of the General Partners receive compensation from the General Partners and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership. Such compensation may be based in part of the performance of the Partnership. See also Note 8 to the Fi-nancial Statements, which is incorporated in this Item 11 by reference thereto.

Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been in-cluded in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.
                  Name and Address of     Amount and Nature of    Percentage
Title of Class    Beneficial Ownership    Beneficial Ownership    of Class
General Partnership    Related Credit    $1,000 capital contribution    98%
Interest in the        Properties L.P.    - directly owned
Partnership            625 Madison Avenue
                       New York, NY 10022

          Liberty Associates III L.P.    $1,000 capital contribution    2%
                   625 Madison Avenue    - directly owned
                   New York, NY 10022

Liberty Associates III L.P. holds a 1% limited partnership in-terest in each Local Partnership.

No person is known by the Partnership to be the beneficial owner of more than 5% percent of the Limited Partnership Interests and/or the BACs; and none of the General Partners nor any direc-tor or executive officer of any of the General Partners owns any Limited Partnership Interests or BACs.

On November 25, 1997, affiliates of the Related General Partner and LGP, then the general partners of the Partnership, entered into a Purchase Agreement pursuant to which the Transfer was ef-fected. In addition to the Transfer, the Related General Part-ner also acquired LGP's special limited partner interest in the Partnership and its general partner interest in Liberty Associ-ates. Prior to the Transfer, Liberty Associates was an affili-ate of Lehman Brothers.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relation-ships with the General Partners and their affiliates, as dis-cussed in Item 11 and also Note 8 to the Financial Statements in
Item 8 above, which is incorporated herein by reference thereto and as set forth above. However, there have been no direct fi-nancial transactions between the Partnership and the directors and executive officers of the General Partners.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports
on Form 8-K.
                                                      Sequential
                                                      Page
(a) 1.    Financial Statements

Independent Auditors' Report 					   18

Consolidated Balance Sheets at March 15, 1999 and 1998   95

Consolidated Statements of Operations for the Years Ended
March 15, 1999, 1998 and 1997   				   96

Consolidated Statements of Changes in Partners' (Deficit)
Capital for the Years Ended
March 15, 1999, 1998 and 1997    				   97

Consolidated Statements of Cash Flows for the Years Ended
March 15, 1999, 1998 and 1997    				   98

Notes to Consolidated Financial Statements    		  100

(a) 2.    Financial Statement Schedules

Independent Auditors' Report    				  121

Schedule I - Condensed Financial Information of
Registrant    							  122

Schedule III - Real Estate and Accumulated
Depreciation    							  125

All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

(a) 3.    Exhibits

(21)    Subsidiaries of the Registrant - the Local Part-
nerships set forth in Item 2 may be considered subsidiar-
ies of the Registrant    					  118

(27)    Financial Data Schedule (filed herewith)   	  128


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


(d)    Not applicable

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Secu-rities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LIBERTY TAX CREDIT PLUS L.P.
(Registrant)


	By:	RELATED CREDIT PROPERTIES L.P.,
		a General Partner


		By:	Related Credit Properties Inc.,
			its General Partner


Date:  June 7, 1999
			By:	/s/ J. Michael Fried
				J. Michael Fried
				President, Chief Executive Officer
				and Director
				(Principal Executive Officer)


	By:	LIBERTY ASSOCIATES III, L.P.,
		a General Partner


		By:	Related Credit Properties L.P.,
			its General Partner


		By:	Related Credit Properties Inc.,
			its General Partner


Date:  June 7, 1999
			By:	/s/ J. Michael Fried
				J. Michael Fried
				President, Chief Executive Officer
				and Director
				(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            Signature
Title                             	            Date


	President, Chief Executive Officer
	(principal executive officer) and
	Director of Related Credit
	Properties Inc., general partner of
	Related Credit Properties L.P.
	(a General Partner of Registrant)
	which is also the general partner of
/s/ J. Michael Fried	Liberty Associates III, L.P.
J. Michael Fried	(a General Partner of Registrant)	June 7, 1999



	Senior Vice President,  (principal
	financial officer) of Related Credit
	Properties Inc., general partner of
	Related Credit Properties L.P.
	(a General Partner of Registrant)
	which is also the general partner of
/s/ Alan P. Hirmes	Liberty Associates III, L.P.
Alan P. Hirmes	(a General Partner of Registrant)	June 7, 1999



	Treasurer (principal accounting
	officer) of Related Credit
	Properties Inc., general partner of
	Related Credit Properties L.P.
	(a General Partner of Registrant)
	which is also the general partner of
/s/ Glenn F. Hopps	Liberty Associates III, L.P.
Glenn F. Hopps	(a General Partner of Registrant)	June 7, 1999



	Director of Related Credit
	Properties Inc., a general partner of
	Related Credit Properties L.P.
	(a General Partner of Registrant)
	which is also the general partner of
/s/ Stephen M. Ross	Liberty Associates III, L.P.
Stephen M. Ross	(a General Partner of Registrant)	June 7, 1999

INDEPENDENT AUDITORS' REPORT



To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries in-cluded in the Form 10-K as presented in our opinion dated May 25, 1999 on page 18 based on the reports of other auditors, we have also audited supporting Schedule I for the 1998, 1997 and 1996 Fiscal Years and Schedule III at March 15, 1999. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these subsidi-ary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the finan-cial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial state-ments include the financial statements of three subsidiary part-nerships with significant contingencies and uncertainties re-garding their continuing operations. During the 1998 Fiscal Year, these subsidiary partnerships incurred significant operat-ing losses and one is in default on its mortgage obligation. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The fi-nancial statements of these three subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' losses aggregated $771,697 (Fiscal 1998), $887,146 (Fiscal 1997) and $1,027,546 (Fiscal
1996) and their assets aggregated $16,073,230 and $16,967,227 at March 15, 1999 and 1998, respectively. Management's plans re-garding these matters are also discussed in Note 11(a). The ac-companying consolidated financial statements do not include any adjustments that might result from the outcome of these uncer-tainties.





TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
May 25, 1999

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships):

LIBERTY TAX CREDIT PLUS L.P.
CONDENSED BALANCE SHEETS


ASSETS
                                                 March 15,
                                         1999             1998
Cash and cash equivalents              $  1,363,687    $       32,291
Investment in subsidiary partnerships    20,411,237        25,151,487
Advances to subsidiary partnership          944,070         1,109,070
Other assets                                200,497           231,051

Total assets                            $22,919,491       $26,523,899



LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates    $  4,089,452    $  3,636,125

Total liabilities                           4,089,452       3,636,125

Partners' equity                           18,830,039      22,887,774

Total liabilities and partners' equity    $22,919,491     $26,523,899

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' equity on the consolidated balance sheet will differ from partners' equity shown above.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT


LIBERTY TAX CREDIT PLUS L.P.
CONDENSED STATEMENTS OF OPERATIONS


                                     Year Ended March 15,
                          1999              1998            1997
Revenues                  $   29,150        $  1,050       $ 1,150

Expenses

Administrative and
management                    195,875          185,619        233,068
Administrative and
management-related
arties                      1,291,615        1,257,379      1,255,130

Total expenses              1,487,490        1,442,998      1,488,198

Loss from operations       (1,458,340)      (1,441,948)    (1,487,048)

Equity in loss of subsidiary
partnerships               (2,599,395)      (2,078,777)    (2,692,365)

Net loss                  $(4,057,735)     $(3,520,725)   $(4,179,413)

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

LIBERTY TAX CREDIT PLUS L.P.
CONDENSED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

                                       Year Ended March 15,
                            1999             1998             1997
Cash flows from
operating activities:

Net loss                   $(4,057,735)    $(3,520,725)    $(4,179,413)

Adjustments to reconcile
net loss to net cash
used in operating activities:

Equity in loss of subsidiary
partnerships                 2,599,395        2,078,777      2,692,365
Decrease in other assets        30,554           22,448         24,371
Proceeds from advances in
subsidiary partnership         165,000                0              0

Increase (decrease) in liabilities

Due to general partners
and affiliates                 453,327         1,236,970     1,318,074

Total adjustments            3,248,276         3,338,195     4,034,810

Net cash used in operating
activities                    (809,459)         (182,530)     (144,603)

Net cash provided by investing activities:

Distributions from
subsidiaries                 2,140,855           131,859       208,195

Net increase (decrease) in
cash and cash equivalents    1,331,396           (50,671)       63,592

Cash and cash equivalents,
beginning of year               32,291             82,962       19,370

Cash and cash equivalents,
end of year                 $1,363,687        $    32,291   $    82,962

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 15, 1999
                                                                  Cost Capitalized
                                      Initial Cost to Partnership   Subsequent to
Subsidiary Partnership's                            Buildings and   Acquisition:
Residential Property       Encumbrances   Land      Improvements    Improvements
B & C Housing Associates, L.P.
Tulsa, OK    		     $5,589,004  $ 727,300   $ 5,420,791   $2,528,565
State Street 86 Associates, L.P.
Camden, NJ    			8,088,774    861,947    12,460,882    372,500
Fox Glenn Investors, L.P.
Seat Pleasant, MD    		5,910,492    491,209    6,548,849     465,926
Shiloh Grove L.P. (Mt Vernon)
Columbus, OH    			13,348,735    764,874    16,618,743    489,506
Silver Blue Lake Apartments Ltd.
Miami, FL    			3,682,500    537,204    4,755,176    55,766
Lancaster Towers Associates, Ltd.
Lancaster, NY    			2,545,179    147,000    3,673,921    816,625
West Kinney Associates, L.P.
Newark, NJ    			4,512,190    262,466    6,072,924    474,088
Autumn Park Associates, L.P.
Wilsonville, OR    		3,889,219    369,932    2,251,887    3,564,042
Regent Street Associates, L.P.
Philadelphia, PA    		4,374,218    40,000    7,387,283    231,242
Magnolia Arms Associates, Ltd.
Jacksonville, FL    		6,943,164    125,000    8,165,738    556,651
Greenleaf Associates L.P.
Kansas City, MO    		4,394,994    695,000    5,125,103    262,810
Alameda Towers, Associates L.P.
San Juan, PR    			8,593,880    644,000    15,157,047    482,554
Dixie Apartment Associates, Ltd.
Miami, FL    			942,383    194,480    1,354,562    53,230
Ludlam Gardens Apartments, Ltd.
Miami, FL    			2,638,671    755,057    3,943,234    47,692
Grove Park Associates, L.P. (Woodlawn)
Chicago, IL    			4,905,907    600,000    9,386,536    7,961,516
2108 Bolton Drive Associates, L.P.
Atlanta, GA    			4,341,980    835,000    6,599,896    6,026,455
Apple Creek Housing Associates, Ltd.
Arvada, CO    			11,485,261    618,136    10,973,665    630,613
Redwood Villa Associates
San Diego, CA    			3,981,206    0    5,931,183    90,564
Charles Drew Court Associates, L.P.
Atlantic City, NJ    		4,283,719    100    7,893,416    364,030
Walnut Park Plaza Associates, L.P.
Philadelphia, PA    		7,470,000    454,707    7,690,675    2,347,518
Bayridge Associates, L.P.
Beaverton, OR    			10,537,671    917,682    488,333    11,041,119
United-Pennsylvanian, L.P.
Erie, PA    			3,551,471    217,000    4,191,327    823,420
2051 Grand Concourse Associates, L.P.
Bronx, NY    			3,963,581    31,500    5,221,117    47,691
Concourse Artists Housing Associates, L.P.
Bronx, NY    			1,564,285    5,750    16,100    2,278,151
Willoughby-Wycoff Housing Associates, L.P.
Bronx, NY    			4,206,264    17,000    47,600    6,126,180
Robin Housing
Bronx, NY    			5,384,484    26,750    70,700    8,163,046
Lund Hill Associates, L.P.
Superior, WI    			3,596,304    205,000    4,877,828    578,808
Tanglewood Apartments, L.P.
Joplin, MO    			3,299,384    114,932    5,233,022    87,367
Quality Hill Historic District-Phase II-A, L.P.
Kansas City, MO    		3,358,149    215,181    6,403,141    204,016
Penn Alto Associates, L.P.
Altoona, PA    			4,899,450    60,000    2,731,082    8,904,567
Sartain School Venture, L.P.
Philadelphia, PA       		1,941,805     3,883      3,486,875    138,107

    			         $158,224,324  $10,938,090  $180,178,636  $66,214,365





                        Gross Amount at which Carried At Close of Period
Subsidiary                                     Buildings and
Partnership's Residential Property   Land      Improvements    Total
B & C Housing Associates, L.P.
Tulsa, OK        			  $   729,685  $  7,946,971  $  8,676,656
State Street 86 Associates, L.P.
Camden, NJ        			864,332    12,830,997    13,695,329
Fox Glenn Investors, L.P.
Seat Pleasant, MD        		493,594    7,012,390    7,505,984
Shiloh Grove L.P. (Mt Vernon)
Columbus, OH        			767,259    17,105,864    17,873,123
Silver Blue Lake Apartments Ltd.
Miami, FL        				539,589    4,808,557    5,348,146
Lancaster Towers Associates, Ltd.
Lancaster, NY        			149,385    4,488,161    4,637,546
West Kinney Associates, L.P.
Newark, NJ        			264,850    6,544,628    6,809,478
Autumn Park Associates, L.P.
Wilsonville, OR        			938,336    5,247,525    6,185,861
Regent Street Associates, L.P.
Philadelphia, PA        		42,384    7,616,141    7,658,525
Magnolia Arms Associates, Ltd.
Jacksonville, FL        		127,384    8,720,005    8,847,389
Greenleaf Associates L.P.
Kansas City, MO        			697,384    5,385,529    6,082,913
Alameda Towers, Associates L.P.
San Juan, PR        			646,384    15,637,217    16,283,601
Dixie Apartment Associates, Ltd.
Miami, FL        				196,864    1,405,408    1,602,272
Ludlam Gardens Apartments, Ltd.
Miami, FL        				757,441    3,988,542    4,745,983
Grove Park Associates, L.P. (Woodlawn)
Chicago, IL        			602,384    17,345,668    17,948,052
2108 Bolton Drive Associates, L.P.
Atlanta, GA        			837,384    12,623,967    13,461,351
Apple Creek Housing Associates, Ltd.
Arvada, CO        			620,520    11,601,894    12,222,414
Redwood Villa Associates
San Diego, CA        			2,384    6,019,363    6,021,747
Charles Drew Court Associates, L.P.
Atlantic City, NJ        		143,846    8,113,700    8,257,546
Walnut Park Plaza Associates, L.P.
Philadelphia, PA        		457,091    10,035,809    10,492,900
Bayridge Associates, L.P.
Beaverton, OR        			920,066    11,527,068    12,447,134
United-Pennsylvanian, L.P.
Erie, PA        				219,385    5,012,362    5,231,747
2051 Grand Concourse Associates, L.P.
Bronx, NY        				33,885    5,266,423    5,300,308
Concourse Artists Housing Associates, L.P.
Bronx, NY        				8,135    2,291,866    2,300,001
Willoughby-Wycoff Housing Associates, L.P.
Bronx, NY        				19,386    6,171,394    6,190,780
Robin Housing
Bronx, NY        				29,136    8,231,360    8,260,496
Lund Hill Associates, L.P.
Superior, WI        			207,900    5,453,736    5,661,636
Tanglewood Apartments, L.P.
Joplin, MO        			117,832    5,317,489    5,435,321
Quality Hill Historic District-Phase II-A, L.P.
Kansas City, MO        			267,233    6,555,105    6,822,338
Penn Alto Associates, L.P.
Altoona, PA        			93,905    11,601,744    11,695,649
Sartain School Venture, L.P.
Philadelphia, PA                	9,126        3,619,739        3,628,865

        					$11,804,469    $245,526,622    $257,331,091





                                                                       Life on which
                                                                       Depreciation in
                                                 Year of               Latest Income
Subsidiary                          Accumulated  Construction/ Date    Statement is
Partnership's Residential Property  Depreciation Renovation  Acquired  Computed (a) (b)
B & C Housing Associates, L.P.
Tulsa, OK    				$  3,072,994    1987    Dec. 1987    27.5 years
State Street 86 Associates, L.P.
Camden, NJ    				5,536,862    1987    Feb. 1988    27.5 years
Fox Glenn Investors, L.P.
Seat Pleasant, MD    			2,799,560    1987    Mar. 1988    15 to 27.5 years
Shiloh Grove L.P. (Mt Vernon)
Columbus, OH    				6,728,342    1987    Feb. 1988    27.5 years
Silver Blue Lake Apartments Ltd.
Miami, FL    				1,900,894    1987    Feb. 1988    27.5 years
Lancaster Towers Associates, Ltd.
Lancaster, NY    				1,737,425    1987    May 1988    27.5 years
West Kinney Associates, L.P.
Newark, NJ    				2,430,143    1983    June 1988    27.5 years
Autumn Park Associates, L.P.
Wilsonville, OR    			2,243,802    1988    June 1988    15 to 27.5 years
Regent Street Associates, L.P.
Philadelphia, PA    			2,954,491    1987    June 1988    27.5 years
Magnolia Arms Associates, Ltd.
Jacksonville, FL    			3,758,877    1987    July 1988    27.5 years
Greenleaf Associates L.P.
Kansas City, MO    			2,512,857    1987    July 1988    27.5 years
Alameda Towers, Associates L.P.
San Juan, PR    				3,884,823    1987    July 1988    40 years
Dixie Apartment Associates, Ltd.
Miami, FL    				532,637    1987    July 1988    27.5 years
Ludlam Gardens Apartments, Ltd.
Miami, FL    				1,512,002    1987    July 1988    27.5 years
Grove Park Associates, L.P. (Woodlawn)
Chicago, IL    				6,227,385    1988    July 1988    27.5 to 31.5 years
2108 Bolton Drive Associates, L.P.
Atlanta, GA    				5,564,264    1988    July 1988    15 to 27.5 years
Apple Creek Housing Associates, Ltd.
Arvada, CO    				4,458,045    1988    June 1988    28 years
Redwood Villa Associates
San Diego, CA    				2,213,620    1988    Sept. 1988    27.5 years
Charles Drew Court Associates, L.P.
Atlantic City, NJ    			3,319,645    1987    Sept. 1988    27.5 years
Walnut Park Plaza Associates, L.P.
Philadelphia, PA    			2,921,909    1988    Sept. 1988    35 years
Bayridge Associates, L.P.
Beaverton, OR    				13,868,819    1988    Dec. 1988    15 to 27.5 years
United-Pennsylvanian, L.P.
Erie, PA    				2,888,764    1988    Dec. 1988    15 to 25 years
2051 Grand Concourse Associates, L.P.
Bronx, NY    				1,954,610    1986    Nov. 1988    27.5 years
Concourse Artists Housing Associates, L.P.
Bronx, NY    				853,960    1986    Nov. 1988    27.5 years
Willoughby-Wycoff Housing Associates, L.P.
Bronx, NY    				2,286,674    1987    Nov. 1988    27.5 years
Robin Housing
Bronx, NY    				3,044,192    1986    Nov. 1988    27.5 years
Lund Hill Associates, L.P.
Superior, WI    				1,352,755    1988    Jan. 1989    20 to 40 years
Tanglewood Apartments, L.P.
Joplin, MO    				2,002,123    1988    Oct. 1988    27.5 years
Quality Hill Historic District-Phase II-A, L.P.
Kansas City, MO    			1,571,070    1988    Mar. 1989    20 to 40 years
Penn Alto Associates, L.P.
Altoona, PA    				3,375,633    1989    June 1989    27.5 years
Sartain School Venture, L.P.
Philadelphia, PA            		773,678    1989    Aug. 1990    15 to 40 years

    						$90,282,855

(a)    Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the
Partnership date of acquisition.
(b)    Furniture and fixtures, included in buildings and improvements, are depreciated pri-
marily by the straight line method over their estimated useful lives ranging from 3 to 20 years.
                      			Cost of Property and Equipment
                               		Year Ended March 15,
         					1999                1998                1997
Balance at beginning of period    $256,294,992    $254,813,961    $253,602,442
Additions during period:
Improvements    				 1,036,099       1,481,031       1,274,858
Depreciation expense
Reductions during period:
Dispositions                     		   0               0         (63,339)
Balance at end of period          $257,331,091    $256,294,992    $254,813,961



    						Accumulated Depreciation
    							Year Ended March 15,
    						1999                1998                1997
Balance at beginning of period    	$80,873,882    $72,046,250    $63,484,987
Additions during period:
Improvements
Depreciation expense    		9,408,973    8,827,632    8,575,413
Reductions during period:
Dispositions                    		  0            0      (14,150)
Balance at end of period    		$90,282,855    $80,873,882    $72,046,250


At the time the local partnerships were acquired by Liberty Tax Credit Plus Limited Partner-
ship, the entire purchase price paid by Liberty Tax Credit Plus Limited Partnership was pushed down to the local partnerships as property and equipment with an offsetting credit to capital.  Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase.  Therefore, there are no mate-
rial differences between the original cost basis for tax and GAAP.