Form 10-Q
period 1999-06-15
LIBERTY TAX CREDIT PLUS LP
filed 1999-07-13
CIK 818020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 15, 1999

OR

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No  ____

PART I - Financial Information

Item 1.  Financial Statements

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                June 15,                       March 15,
                                 1999                            1999

ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $92,491,885 and $90,282,855,
  respectively                  $165,091,114          $167,048,236
Cash and cash equivalents          3,658,555             3,824,051
Cash held in escrow               10,708,725            10,347,465
Accounts receivable - tenants        609,902               797,885
Deferred costs - net of accumulated
  amortization of $4,164,718
  and $4,100,618, respectively     3,318,501             3,382,601
Other assets                       1,443,446             1,233,370
Total assets                    $184,830,243          $186,633,608

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable          $157,549,141          $158,224,324
Accounts payable and other
  liabilities                      9,630,247             8,922,248
Due to local general partners and
  affiliates                      14,944,530            14,835,837
Due to general partners and
  affiliates                       4,894,052             4,567,075
Due to selling partners              981,509             1,009,374
Total liabilities                187,999,479           187,558,858


Minority interest                  3,364,218             3,561,993

Commitments and contingencies
  (Note 4)

Partners' (deficit):
Limited partners (15,987.5 BACs
  issued and outstanding)         (5,738,275)           (3,712,526)
General partners                    (795,179)             (774,717)
Total partners' (deficit)         (6,533,454)           (4,487,243)
Total liabilities and partners'
  (deficit)                     $184,830,243          $186,633,608

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                          Three Months Ended
                                               June 15,
                                       1999                  1998*

Revenues
Rental income                     $ 8,477,869          $ 8,446,189
Other                                 250,574              260,773
                                    8,728,443            8,706,962

Expenses
General and administrative          1,567,396            1,460,292
General and administrative-
  related parties (Note 2)            668,543              623,458
Repairs and maintenance             1,361,382            1,280,281
Operating and other                 1,181,771            1,283,003
Taxes                                 368,198              360,026
Insurance                             323,719              309,956
Financial                           3,142,455            3,714,973
Depreciation and amortization       2,273,130            2,293,202

Total expenses                     10,886,594           11,325,191

Loss before minority interest      (2,158,151)          (2,618,229)

Minority interest in loss of
  subsidiaries                        111,940               95,647

Net loss                          $(2,046,211)         $(2,522,582)

Net loss-limited partners         $(2,025,749)         $(2,497,356)

Number of BACs outstanding           15,987.5             15,987.5

Net loss per BAC                $     (126.71)       $     (156.21)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' (Deficit)
 (Unaudited)


                                             Limited          General
                             Total          Partners          Partners

Partners'
  (deficit) -
  March 16, 1999          $(4,487,243)      $(3,712,526)        $(774,717)

Net loss                   (2,046,211)       (2,025,749)          (20,462)

Partners'
  (deficit) -
  June 15, 1999           $(6,533,454)      $(5,738,275)        $(795,179)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)

                                          Three Months Ended
                                               June 15,
                                       1999                  1998

Cash flows from
  operating activities:

Net loss                             $(2,046,211)          $(2,522,582)
Adjustments to reconcile net loss
  to net cash provided
  by operating activities:
Depreciation and amortization          2,273,130             2,293,202
Minority interest in loss of
  subsidiaries                          (111,940)             (95,647)
Decrease in accounts
  receivable-tenants                     187,983               29,430
Increase in other assets                (210,076)            (194,951)
Increase in accounts payable and
  other liabilities                      707,999              592,161
Increase in due to general partners
  and affiliates                         326,977              131,443
(Increase) decrease in cash held
  in escrow                             (273,520)             298,231

Net cash provided by
  operating activities                   854,342              531,287

Cash flows from investing activities:

Increase in cash held in escrow          (87,740)           (568,002)
Improvements to property and
  equipment                             (251,908)            (81,561)

Net cash used in investing activities   (339,648)           (649,563)

Cash flows from financing activities:

Increase in deferred costs                     0             (99,486)
Decrease in due to selling partners      (27,865)            (44,094)
Proceeds from mortgage notes                   0          10,600,000
Repayments of mortgage notes            (675,183)         (6,615,717)
Increase in due to local general
  partners and affiliates                224,532             291,453
Decrease in due to local general
  partners and affiliates               (115,839)            (38,011)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest      (85,835)         (2,169,331)

Net cash (used in) provided by
  financing activities                  (680,190)          1,924,814

Net (decrease) increase in cash and cash
  equivalents                           (165,496)          1,806,538

Cash and cash equivalents at
  beginning of period                  3,824,051           2,852,210

Cash and cash equivalents at
  end of period                      $ 3,658,555         $ 4,658,748

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 15, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 31 subsidiary partnerships ("subsidiary partnerships" or Local Partnerships) in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership ("Gen-eral Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the local general partner of the subsidiary partnerships and to approve certain ma-jor operating and financial decisions, the Partnership has a con-trolling financial interest in the subsidiary partnerships. All inter-company accounts and transactions with the subsidiary partner-ships have been eliminated in consolidation.

For financial reporting purposes the Partnership's fiscal quarter ends on June 15. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 15. The Partnership's quarter ends on June 15, in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. The books and rec-ords of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the General Partners, the accompanying unau-dited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 1999 and the results of operations and cash flows for the three months ended June 15, 1999 and 1998. However, the operating results for the three months ended June 15, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principals have been omitted or condensed.
These consolidated financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 1999.

Increases (decreases) in the capitalization of consolidated subsidi-ary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minor-ity interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership.
Such losses aggregated $64,000 and $56,000 for the three months ended June 15, 1999 and 1998, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain sub-sidiary partnerships.

The costs incurred to related parties for the three months ended
June 15, 1999 and 1998 were as follows:
                                      	     Three Months Ended
	                                                June 15,
	                                          1999                  1998*
Partnership management fees (a)           $284,500          $284,500
Expense reimbursement (b)                   33,796            22,000
Property management fees incurred
  to affiliates of the
  General Partners (c)                     307,634           275,152
Local administrative fee (d)                18,500            19,000
Total general and administrative-
  General Partners                         644,430           600,652
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)        24,113            22,806

Total general and administrative-
  related parties                         $668,543          $623,458

*Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the fore-going limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $4,298,000 and $4,014,000 were accrued and unpaid as of June 15, 1999 and March 15, 1999, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partner-ship. These services include site visits and evaluations of the sub-sidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $120,000 and $75,000 were accrued and unpaid as of June 15, 1999 and March 15, 1999, respectively.

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $473,898 and $431,338 for the three months ended
June 15, 1999 and 1998, respectively. Of these fees $307,634 and $275,152 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $24,113 and $22,806 were incurred to affiliates of the General Partners.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administra-tive fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Note Payable

In April 1998, Bayridge Associates, L.P. ("Bayridge") refinanced its mortgage note payable of approximately $6,150,000. The new mortgage note in the amount of $10,600,000 paid off the former mortgage note and paid a distribution from refinancing proceeds of approximately $1,904,000 to the Partnership. This new mort-gage bears interest at the rate of 6.96% per annum and is payable in monthly installments of $70,238 which includes principal and interest. Any remaining principal and interest shall be due and payable May 1, 2008.

Note 4 - Commitments and Contingencies

There have not been any material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 15, 1999.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's capital has been invested in 31 Local Partner-ships.

The Partnership's primary sources of funds are the cash distribu-tions from operations of the Local Partnerships in which the Part-nership has invested. These sources are available to meet obliga-tions of the Partnership. During the three months ended June 15, 1999 and 1998 such distributions amounted to approximately
$56,000 and $1,883,000, respectively. To date, the General Partners and their affiliates have advanced funds totaling approximately $7,000 and $9,000 at June 15, 1999 and March 15, 1999 respec-
tively, to meet the Partnership's third party obligations. In addi-tion, certain fees and expense reimbursements owed to the Gen-eral Partners amounting to approximately $4,408,000 and $4,089,000 were accrued and unpaid as of June 15, 1999 and March
15, 1999, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and ex-pense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued ad-vancing and allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

For the three months ended June 15, 1999, cash and cash equiva-lents of the Partnership and its 31 subsidiary partnerships de-creased approximately $165,000. This decrease is attributable to and increase in property and equipment ($252,000), an increase in cash held in escrow for investing activities ($88,000), repayments of mortgage notes ($675,000), a decrease in due to selling partners ($28,000) and a decrease in capitalization of consolidated subsidi-aries attributable to minority interest ($86,000) which exceeded cash provided by operating activities ($854,000) and a net increase in due to local general partners and affiliates ($109,000). Included in adjustments to reconcile the net loss to cash provided by oper-ating activities is depreciation and amortization of approximately $2,273,000.

For a discussion of contingencies affecting certain Local Partner-ships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing con-tingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will, or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the coun-try is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. How-ever, the geographic diversifications of the portfolio may not pro-tect against a general downturn in the national economy.

All 31 Local Partnerships fully have or had their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount. The Local Partnership's tax credits will expire over the next two years.

Results of Operations

Results of operations for the three months ended June 15, 1999 and 1998 consisted primarily of the results of the Partnership's invest-ment in the consolidated Local Partnerships.

Rental income increased less than 1% for the three months ended
June 15, 1999 as compared to the corresponding period in 1998 primarily due to rental rate increases.

Total expenses excluding financial remained fairly consistent with an increase of approximately 2% for the three months ended June
15, 1999 as compared to the corresponding period in 1998.

Financial decreased approximately $573,000 for the three months ended June 15, 1999 as compared to the corresponding period in 1998 primarily due to a prepayment penalty from the Bayridge Associates, L.P. mortgage note refinancing in the first quarter of 1998.

Year 2000 Compliance

The Partnership utilizes the computer services of affiliates of the General Partners. The affiliates of the General Partners have up-graded their computer information systems to be year 2000 com-pliant. The most likely worst case scenario that the General Part-ners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership's contingency plan is to have (i) a complete backup done on De-cember 31, 1999 and (ii) both electronic and printed reports gener-ated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant.
A detailed survey and assessment was sent to material third par-ties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accu-racy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone corre-spondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

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

LIBERTY TAX CREDIT PLUS L.P.
(Registrant)

	By:	RELATED CREDIT PROPERTIES L.P.,
		a General Partner

		By:	Related Credit Properties Inc.,
			its General Partner

Date:  July 13, 1999
			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Vice President
				(Principal Financial Officer)

Date:  July 13, 1999
			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(Principal Accounting Officer)

	By:	LIBERTY ASSOCIATES III, L.P.,
		a General Partner

		By:	Related Credit Properties L.P.,
			its General Partner

		By:	Related Credit Properties Inc.,
			its General Partner

Date:  July 13, 1999
			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Vice President
				(Principal Financial Officer)

Date:  July 13, 1999
			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(Principal Accounting Officer)