Form 10-Q
period 1999-09-15
LIBERTY TAX CREDIT PLUS LP
filed 1999-10-18
CIK 818020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 15, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                       September 15,           March 15,
                                           1999                  1999

ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $94,705,230 and $90,282,855,
  respectively                         $163,108,968          $167,048,236
Cash and cash equivalents                 3,664,240             3,824,051
Cash held in escrow                      11,236,190            10,347,465
Accounts receivable - tenants               659,620               797,885
Deferred costs - net of accumulated
  amortization of $4,229,569
  and $4,100,618, respectively            3,253,650             3,382,601
Other assets                              1,292,694             1,233,370
Total assets                           $183,215,362          $186,633,608

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                 $156,888,407          $158,224,324
Accounts payable and other
  liabilities                             9,996,438             8,922,248
Due to local general partners and
  affiliates                             15,125,592            14,835,837
Due to general partners and
  affiliates                              5,140,217             4,567,075
Due to selling partners                     981,509             1,009,374
Total liabilities                       188,132,163           187,558,858


Minority interest                         3,234,555             3,561,993

Commitments and contingencies
  (Note 3)

Partners' (deficit):
Limited partners (15,987.5 BACs
  issued and outstanding)                (7,339,998)           (3,712,526)
General partners                           (811,358)             (774,717)
Total partners' (deficit)                (8,151,356)           (4,487,243)
Total liabilities and partners'
  (deficit)                            $183,215,362          $186,633,608

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                     Three Months Ended            Six Months Ended
                        September 15,                September 15,
                     1999           1998*          1999            1998*

Revenues
Rental income    $ 8,717,274    $ 8,572,471    $17,195,143     $17,018,660
Other                279,525        275,870        530,099         536,643
                   8,996,799      8,848,341     17,725,242      17,555,303
Expenses
General and
  administrative   1,341,929      1,231,077      2,909,325       2,691,369
General and
  administrative-
  related parties
  (Note 2)           675,855        684,287      1,344,398       1,307,745
Repairs and
  maintenance      1,560,410      1,416,483      2,921,792       2,696,764
Operating and
  other              877,122        975,408      2,058,893       2,258,411
Taxes                469,927        460,082        838,125         820,108
Insurance            323,303        347,035        647,022         656,991
Financial          3,179,930      3,138,943      6,322,385       6,853,916
Depreciation and
  amortization     2,278,196      2,242,102      4,551,326       4,535,304

Total expenses    10,706,672     10,495,417     21,593,266      21,820,608


Loss before
  minority
  interest        (1,709,873)    (1,647,076)    (3,868,024)     (4,265,305)

Minority interest
  in loss of
  subsidiaries        91,971         67,238        203,911         162,885

Net loss         $(1,617,902)   $(1,579,838)   $(3,664,113)    $(4,102,420)

Net loss-limited
  partners       $(1,601,723)   $(1,564,040)   $(3,627,472)    $(4,061,396)


Number of BACs
  outstanding       15,987.5       15,987.5       15,987.5        15,987.5

Net loss per BAC    $(100.18)       $(97.83)      $(226.89)       $(254.04)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' (Deficit)
 (Unaudited)


                                        Limited              General
                    Total               Partners             Partners

Partners'
  (deficit) -
  March 16, 1999 $(4,487,243)         $(3,712,526)          $(774,717)

Net loss          (3,664,113)          (3,627,472)            (36,641)

Partners'
  (deficit) -
  September 15,
  1999           $(8,151,356)         $(7,339,998)          $(811,358)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)

                                               Six Months Ended
                                                 September 15,
                                            1999                  1998

Cash flows from
  operating activities:

Net loss                                $(3,664,113)          $(4,102,420)
Adjustments to reconcile net loss
  to net cash provided
  by operating activities:
Depreciation and amortization             4,551,326             4,535,304
Minority interest in loss of
  subsidiaries                             (203,911)             (162,885)
Decrease in accounts
  receivable-tenants                        138,265                36,787
(Increase) decrease in other assets         (59,324)                8,442
Increase in accounts payable and
  other liabilities                       1,074,190               809,749
Increase in due to general partners
  and affiliates                            573,142               214,584
Increase in cash held
  in escrow                                (748,512)             (380,945)

Net cash provided by
  operating activities                    1,661,063               958,616

Cash flows from investing activities:

Increase in cash held in escrow            (140,213)             (904,140)
Improvements to property and
  equipment                                (483,107)             (423,831)

Net cash used in investing activities      (623,320)           (1,327,971)

Cash flows from financing activities:

Increase in deferred costs                        0              (107,364)
Decrease in due to selling partners         (27,865)              (44,094)
Proceeds from mortgage notes                      0            10,600,000
Repayments of mortgage notes             (1,335,917)           (6,978,682)
Increase in due to local general
  partners and affiliates                   472,553               542,298
Decrease in due to local general
  partners and affiliates                  (182,798)             (240,306)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest        (123,527)           (2,195,683)

Net cash (used in) provided by
  financing activities                   (1,197,554)            1,576,169

Net (decrease) increase in cash and cash
  equivalents                              (159,811)            1,206,814

Cash and cash equivalents at
  beginning of period                     3,824,051             2,852,210

Cash and cash equivalents at
  end of period                          $3,664,240            $4,059,024

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 15, 1999
(Unaudited)

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

For financial reporting purposes the Partnership's fiscal quarter ends on September 15. All subsidiary partnerships have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 15. The Partnership's quarter ends on Sep-tember 15, in order to allow adequate time for the subsidiary part-nerships financial statements to be prepared and consolidated.
The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the General Partners, the accompanying unau-dited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 1999, the results of operations for the three and six months ended Septem-ber 15, 1999 and 1998 and cash flows for the six months ended September 15, 1999 and 1998. However, the operating results for the six months ended September 15, 1999 may not be indicative of the results for the year.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minor-ity interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership.
Such losses aggregated $49,000 and $48,000 and $113,000 and $104,000 for the three and six months ended September 15, 1999 and 1998, respectively. In consolidation, all subsidiary partner-ship losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain sub-sidiary partnerships.

The costs incurred to related parties for the three and six months ended September 15, 1999 and 1998 were as follows:
                       Three Months Ended             Six Months Ended
                          September 15,                 September 15,
                       1999          1998*           1999           1998*
Partnership manage-
  ment fees (a)     $ 284,500     $ 284,500      $  569,000     $  569,000
Expense reimburse-
  ment (b)             37,860        53,764          71,656         75,764
Property manage-
  ment fees incurred
  to affiliates of
  the General
  Partners (c)         24,114        22,807          48,227         45,613
Local administra-
  tive fee (d)         18,500        19,000          37,000         38,000
Total general and
  administrative-
  General Partners    364,974       380,071         725,883        728,377
Property manage-
  ment fees
  incurred to
  affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)        310,881       304,216         618,515        579,368

Total general and
  administrative-
  related parties   $ 675,855     $ 684,287      $1,344,398     $1,307,745

*Reclassified for comparative purposes.
(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the fore-going limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $4,583,000 and $4,014,000 were accrued and unpaid as of September 15, 1999 and March 15, 1999, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partner-ship. These services include site visits and evaluations of the sub-sidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $43,000 and $75,000 were accrued and unpaid as of September 15, 1999 and March 15, 1999, respec-tively.

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $477,785 and $472,680 and $951,683 and $904,018 for
the three and six months ended September 15, 1999 and 1998, respectively. Of these fees $310,881 and $304,216 and $618,515 and $579,368 were incurred to affiliates of the subsidiary partner-ships' general partners. In addition, $24,114 and $22,807 and $48,227 and $45,613 were incurred to affiliates of the General Partners.

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

The Partnership's primary sources of funds are the cash distribu-tions from operations of the Local Partnerships in which the Part-nership has invested. These sources are available to meet obliga-tions of the Partnership. During the six months ended September
15, 1999 and 1998 such distributions amounted to approximately $86,000 and $2,006,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $4,626,000 and $4,089,000 were accrued and unpaid as of September 15, 1999 and March 15, 1999, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

For the six months ended September 15, 1999, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships decreased approximately $160,000. This decrease is attributable to an increase in property and equipment ($483,000), an increase in cash held in escrow for investing activities ($140,000), repayments of mortgage notes ($1,336,000), a decrease in due to selling part-ners ($28,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($124,000) which exceeded cash provided by operating activities ($1,661,000) and a net increase in due to local general partners and affiliates ($290,000). Included in adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amorti-zation of approximately $4,551,000.

For a discussion of contingencies affecting certain Local Partner-ships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing con-tingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

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

Results of Operations

Results of operations for the three and six months ended Septem-ber 15, 1999 and 1998 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 2% and 1% for the three and six months ended September 15, 1999 as compared to the corresponding periods in 1998 primarily due to rental rate in-creases.

Total expenses excluding repairs and maintenance and operating remained fairly consistent with an increase of approximately 2% and a decrease of approximately 1% for the three and six months ended September 15, 1999 as compared to the corresponding peri-ods in 1998.

Repairs and maintenance increased approximately $144,000 for the three months ended September 15, 1999 as compared to the corresponding period in 1998 primarily due to an increase due to a change in the security agency at one Local Partnership.

Operating expenses decreased approximately $98,000 for the three months ended September 15, 1999 as compared to the corre-sponding period in 1998 primarily due to a decrease in utilities at one Local Partnership.

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

Date:  October 18, 1999
			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Vice President
				(Principal Financial Officer)

Date:  October 18, 1999
			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(Principal Accounting Officer)

	By:	LIBERTY ASSOCIATES III, L.P.,
		a General Partner

		By:	Related Credit Properties L.P.,
			its General Partner

		By:	Related Credit Properties Inc.,
			its General Partner

Date:  October 18, 1999
			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Vice President
				(Principal Financial Officer)

Date:  October 18, 1999
			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(Principal Accounting Officer)