Form 10-Q
period 1999-12-15
LIBERTY TAX CREDIT PLUS LP
filed 2000-01-24
CIK 818020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 15, 1999

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

PART I - Financial Information

Item 1.  Financial Statements

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
                                           December 15,        March 15,
                                              1999               1999
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $96,910,767 and $90,282,855
  respectively                             $161,206,585      $167,048,236
Cash and cash equivalents                     2,712,743         3,824,051
Cash held in escrow                          11,390,056        10,347,465
Accounts receivable - tenants                   759,554           797,885
Deferred costs - net of accumulated
  amortization of $4,313,422
  and $4,100,618, respectively                3,169,797         3,382,601
Other assets                                  1,435,749         1,233,370
Total assets                               $180,674,484      $186,633,608

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                     $156,095,358      $158,224,324
Accounts payable and other
  liabilities                                10,830,353         8,922,248
Due to local general partners and
  affiliates                                 15,220,007        14,835,837
Due to general partners and
  affiliates                                  4,763,780         4,567,075
Due to selling partners                         981,509         1,009,374
Total liabilities                           187,891,007       187,558,858

Minority interest                             3,153,669         3,561,993

Commitments and contingencies (Note 3)

Partners' deficit:
Limited partners (15,987.5 BACs
  issued and outstanding)                    (9,536,646)       (3,712,526)
General partners                               (833,546)         (774,717)
Total partners' deficit                     (10,370,192)       (4,487,243)
Total liabilities and partners' deficit    $180,674,484      $186,633,608

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                     Three Months Ended           Nine Months Ended
                        December 15,                 December 15,
                     1999*           1998*        1999           1998*
Revenues
Rental income     $ 8,674,593    $ 8,588,504   $25,869,736    $25,607,164
Other                 337,940        375,534       868,039        912,177
                    9,012,533      8,964,038    26,737,775     26,519,341
Expenses
General and
  administrative    1,420,618      1,301,892     4,329,943      3,993,261
General and
  administrative-
  related parties
  (Note 2)            717,185        680,821     2,061,583      1,988,566
Repairs and
  maintenance       1,882,678      1,658,457     4,739,471      4,355,221
Operating and
  other               897,699        798,195     3,021,591      3,056,606
Taxes                 545,500        520,755     1,383,625      1,340,863
Insurance             358,003        349,540     1,005,025      1,006,531
Financial           3,243,754      3,265,822     9,566,139     10,119,738
Depreciation and
  amortization      2,289,390      2,355,621     6,840,716      6,890,925

Total expenses     11,354,827     10,931,103    32,948,093     32,751,711


Loss before
  minority
  interest         (2,342,294)    (1,967,065)   (6,210,318)    (6,232,370)

Minority interest
  in loss of
  subsidiaries        123,458         78,944       327,369        241,829

Net loss          $(2,218,836)   $(1,888,121)  $(5,882,949)   $(5,990,541)

Net loss-limited
  partners        $(2,196,648)   $(1,869,240)  $(5,824,120)   $(5,930,636)


Number of BACs
  outstanding        15,987.5       15,987.5      15,987.5       15,987.5

Net loss per BAC  $   (137.40)   $   (116.92)  $   (364.29)   $   (370.95)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Deficit
(Unaudited)
                                           Limited          General
                           Total           Partners         Partners
Partners' deficit -
  March 16, 1999      $ (4,487,243)      $(3,712,526)      $(774,717)

Net loss                (5,882,949)       (5,824,120)        (58,829)

Partners' deficit -
  December 15, 1999   $(10,370,192)      $(9,536,646)      $(833,546)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)
                                                  Nine Months Ended
                                                      December 15,
                                                 1999            1998
Cash flows from operating activities:

Net loss                                    $(5,882,949)      $(5,990,541)
Adjustments to reconcile net loss
  to net cash provided
  by operating activities:
Depreciation and amortization                 6,840,716         6,890,925
Minority interest in loss of
  subsidiaries                                 (327,369)         (241,829)
(Decrease) increase in accounts
  receivable-tenants                             38,331            (3,235)
Increase in other assets                       (202,379)         (198,029)
Increase in accounts payable and
  other liabilities                           1,908,105         1,488,682
Increase in due to general partners
  and affiliates                                196,705           458,391
(Increase) decrease in cash held
  in escrow                                    (892,678)           11,825

Net cash provided by operating activities     1,678,482         2,416,189

Cash flows from investing activities:

Increase in cash held in escrow                (149,913)       (1,056,977)
Improvements to property and equipment         (786,261)         (630,079)

Net cash used in investing activities          (936,174)       (1,687,056)

Cash flows from financing activities:

Increase in deferred costs                            0          (103,664)
Decrease in due to selling partners             (27,865)          (44,094)
Proceeds from mortgage notes                          0        10,600,000
Repayments of mortgage notes                 (2,128,966)       (8,007,992)
Increase in due to local general
  partners and affiliates                       684,859           743,511
Decrease in due to local general
  partners and affiliates                      (300,689)         (282,497)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest             (80,955)       (2,195,884)

Net cash (used in) provided by
  financing activities                       (1,853,616)          709,380

Net (decrease) increase in cash and cash
  equivalents                                (1,111,308)        1,438,513

Cash and cash equivalents at
  beginning of period                         3,824,051         2,852,210

Cash and cash equivalents at
  end of period                             $ 2,712,743       $ 4,290,723

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 15, 1999
(Unaudited)

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

For financial reporting purposes the Partnership's fiscal quarter ends on December 15. All subsidiary partnerships have fiscal quarters ending September 30. Accounts of the subsidiary part-nerships have been adjusted for intercompany transactions from October 1 through December 15. The Partnership's quarter ends on December 15, in order to allow adequate time for the subsidi-ary partnerships financial statements to be prepared and consoli-dated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the General Partners, the accompanying unau-dited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 15, 1999, the results of operations for the three and nine months ended Decem-ber 15, 1999 and 1998 and cash flows for the nine months ended December 15, 1999 and 1998. However, the operating results for the nine months ended December 15, 1999 may not be indicative of the results for the year.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minor-ity interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership.
Such losses aggregated $64,000 and $47,000 and $177,000 and $151,000 for the three and nine months ended December 15, 1999 and 1998, respectively. In consolidation, all subsidiary partner-ship losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain sub-sidiary partnerships.

The costs incurred to related parties for the three and nine months ended December 15, 1999 and 1998 were as follows:
                        Three Months Ended           Nine Months Ended
                            December 15,                 December 15,
                        1999          1998*         1999          1998*
Partnership manage-
  ment fees (a)      $  284,500    $  284,500    $  853,500    $  853,500
Expense reimburse-
  ment (b)               79,774        55,419       151,430       131,183
Property manage-
  ment fees incurred
  to affiliates of
  the General
  Partners (c)           24,113        22,805        72,340        68,418
Local administra-
  tive fee (d)           19,000        16,000        56,000        54,000
Total general and
  administrative-
  General Partners      407,387       378,724     1,133,270     1,107,101
Property manage-
  ment fees incurred to
  affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)          309,798       302,097       928,313      881,465

Total general and
  administrative-
  related parties    $  717,185    $  680,821    $2,061,583   $1,988,566

*Reclassified for comparative purposes

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the fore-going limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $4,217,000 and $4,014,000 were accrued and unpaid as of December 15, 1999 and March 15, 1999, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partner-ship. These services include site visits and evaluations of the sub-sidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $73,000 and $75,000 were accrued and unpaid as of December 15, 1999 and March 15, 1999, respec-tively.

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $471,745 and $469,299 and $1,423,428 and $1,373,317
for the three and nine months ended December 15, 1999 and 1998, respectively. Of these fees $309,798 and $302,097 and $928,313 and $881,465 were incurred to affiliates of the subsidiary partner-ships' general partners. In addition, $24,113 and $22,805 and $72,340 and $68,418 were incurred to affiliates of the General Partners.

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

The Partnership's primary sources of funds are the cash distribu-tions from operations of the Local Partnerships in which the Part-nership has invested. These sources are available to meet obliga-tions of the Partnership. During the nine months ended December
15, 1999 and 1998 such distributions amounted to approximately $86,000 and $2,006,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $4,290,000 and $4,089,000 were accrued and unpaid as of December 15, 1999 and March 15, 1999, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

For the nine months ended December 15, 1999, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships decreased approximately $1,111,000. This decrease is attributable to an increase in property and equipment ($786,000), an increase in cash held in escrow for investing activities ($150,000), repay-ments of mortgage notes ($2,129,000), a decrease in due to selling partners ($28,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($81,000) which ex-ceeded cash provided by operating activities ($1,678,000) and a net increase in due to local general partners and affiliates ($384,000). Included in adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of ap-proximately $6,841,000.

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

Results of Operations

Results of operations for the three and nine months ended Decem-ber 15, 1999 and 1998 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 1% for both the three and nine months ended December 15, 1999 as compared to the corre-sponding periods in 1998 primarily due to rental rate increases.

Total expenses excluding repairs and maintenance and operating remained fairly consistent with an increase of approximately 1% and a decrease of approximately 1% for the three and nine months ended December 15, 1999 as compared to the corresponding peri-ods in 1998.

Repairs and maintenance increased approximately $224,000 for the three months ended December 15, 1999 as compared to the corresponding period in 1998 primarily due to an increase due to a change in the security agency at one Local Partnership and carpet replacement, new appliances and roof repairs at a second Local Partnership.

Operating expenses increased approximately $100,000 for the three months ended December 15, 1999 as compared to the corre-sponding period in 1998 primarily due to a 1997 credit for over-billing being applied against the 1998 expense at one Local Part-nership.

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

LIBERTY TAX CREDIT PLUS L.P.
(Registrant)

	By:	RELATED CREDIT PROPERTIES L.P.,
		a General Partner

		By:	Related Credit Properties Inc.,
			its General Partner

Date:  January 24, 2000
			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Vice President
				(Principal Financial Officer)

Date:  January 24, 2000
			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(Principal Accounting Officer)

	By:	LIBERTY ASSOCIATES III, L.P.,
		a General Partner

		By:	Related Credit Properties L.P.,
			its General Partner

		By:	Related Credit Properties Inc.,
			its General Partner

Date:  January 24, 2000
			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Vice President
				(Principal Financial Officer)

Date:  January 24, 2000
			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(Principal Accounting Officer)