Form 10-K
period 2000-03-15
LIBERTY TAX CREDIT PLUS LP
filed 2000-06-05
CIK 818020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 15, 2000
                                       OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)
              DELAWARE                                        13-3446500
-------------------------------                             --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

625 MADISON AVENUE, NEW YORK, NEW YORK                           10022
----------------------------------------                       ----------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Beneficial Assignment Certificates and Limited Partnership Interests (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X___      No ____

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

Index to exhibits may be found on page 106

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships", "subsidiaries" or "subsidiary partnerships") which own leveraged low and moderate-income multifamily residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning Properties ("Rehabilitation Projects") that are eligible for the historic rehabilitation tax credit (together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents a 20% to 98% interest in each of the Local Partnerships. As of March 15, 2000, the Partnership had acquired interests in 31 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties, below.

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

4. Provide cash distributions, when available, from the operations of Apartment Complexes and Rehabilitation Projects.

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

The Partnership is in the final years of its Tax Credit Period.

As of March 15, 2000, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales. Accordingly, at this time there can be no assurance that the Partnership will achieve each of its investment objectives.

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

Except for the seven Local Partnerships listed below, the following is the allocation of ownership percentage for each of the Local Partnerships:

General Partner                                       1%
Special Limited Partner                               1%
Limited Partner - Liberty Tax Credit Plus L.P.       98%

                     General             Special    Liberty Tax           *Other
                    Partner(s)  Limited Partners  Credit Plus L.P.Limited Partners
                    ----------  ----------------  --------------------------------
Shiloh Grove           5%              1%            94%                0%
Concourse Artists      1%              1%            79%               19%
Grand Concourse        1%              1%            79%               19%
Robin Housing          1%              1%            79%               19%
Willoughby - Wyckoff   1%              1%            79%               19%
Penn Alto              1%              1%            19.60%            78.40%
Sartain                1%              1%            71.54%            26.46%

*Affiliate of the Partnership with same management

                           LOCAL PARTNERSHIP SCHEDULE

Name and Location                                      % of Units Occupied  at  May 1,
                                                     -----------------------------------
(Number of Units)                   Date Acquired    2000     1999   1998    1997   1996
-----------------                   -------------    ----     ----   ----    ----   ----

B & C Housing Associates, L.P.      December 1987     92       91      93     86      89
  Tulsa, OK (220)

State Street 86 Associates, L.P.    February 1988    100       97      99     98      98
  Camden, NJ (200)

Fox Glenn Investors, L.P.           March 1988        93       97      94     96      98
  Seat Pleasant, MD (172)

                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

                                                       % of Units Occupied  at  May 1,
Name and Location                                    -----------------------------------
(Number of Units)                   Date Acquired    2000     1999   1998    1997   1996
-----------------                   -------------    ----     ----   ----    ----   ----

Shiloh-Grove L.P. (Mt. Vernon)      February 1988     94      97      96      93     97
  Columbus, OH (394)

Silver Blue Lake Apartments, LTD.   February 1988     93      92      99      98     98
  Miami, FL (123)

Lancaster Towers Associates, LTD.   May 1988         100      99     100     100    100
  Lancaster, NY (157)

West Kinney Associates, L.P.        June 1988         94      98      99      97     98
  Newark, NJ (114)

Autumn Park Associates, L.P.        June 1988         93      83      88      96     97
  Wilsonville, OR (144)

Regent Street Associates, L.P.      June 1988         93      89      90    100      98
  Philadelphia, PA (80)

Magnolia Arms Associates, LTD.      July 1988         91      94      89     96      97
  Jacksonville, FL (232)

Greenleaf Associates, L.P.          July 1988         97      97      97     95      97
  Kansas City, Mo (195)

Alameda Towers Associates, L.P.     July 1988         99      96      99     99     100
  San Juan, PR (150)

Dixie Apartment Associates, LTD.    July 1988        100     100     100    100      93
  Miami, FL (29)

Ludlam Gardens Apartments, LTD.     July 1988         97      97     100    100      99
  Miami, FL (90)

Grove Parc Associates, L.P.
  (Woodlawn)                        July 1988         95      98      98     98      99
  Chicago, IL (504)

2108 Bolton Drive Associates, L.P.  July 1988         99     100      96     99      95
  Atlanta, GA (358)

Apple Creek Housing
  Associates, LTD.                  June 1988         98      90      98     98      96
  Arvado, CO (195)

Redwood Villa Associates            September 1988    99      98      96     98     100
  San Diego, CA (92)


                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

Name and Location                                      % of Units Occupied  at  May 1,
                                                     -----------------------------------
(Number of Units)                   Date Acquired    2000     1999   1998    1997   1996
-----------------                   -------------    ----     ----   ----    ----   ----

Charles Drew Court
  Associates, L.P.                  September 1988   100       100     99      95     89
  Atlantic City, NJ (38)

Walnut Park Plaza
  Associates, L.P.                  September 1988    89        86     87      88     89
  Philadelphia, PA (227)

Bayridge Associates, L.P.           December 1988     90        96     94      93     97
  Beaverton, OR (246)

United-Pennsylvanian, L.P.          December 1988     99        98    100      96     98
  Erie, PA (112)

2051 Grand Concourse
  Associates, L.P.                  November 1988     95        98     94      97     97
  Bronx, NY (63)

Concourse Artists Housing
  Associates, L.P.                  November 1988     96        96     91      96     96
  Bronx, NY (23)

Willoughby/Wycoff Housing
  Associates, L.P.                  November 1988     87        93     91      93     97
  Bronx, NY (68)

Robin Housing Associates, L.P.      November 1988     98        98     95      99     97
  Bronx, NY (100)

Lund Hill Associates, L.P.          January 1989     100       100    100     100    100
  Superior, WI (150)

Tanglewood Apartments, L.P.         October 1988      96        89     78      85    100
  Joplin, MO (176)

Quality Hill Historic District-
  Phase II-A, L.P.                  March 1989        98       100     97      98     94
  Kansas City, MO (49)

Penn Alto Associates, L.P.          June 1989         82        89     87      81     87
  Altoona, PA (150)

Sartain School Venture, L.P.        August 1990      100        91    100     100     89
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

Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Local Partnership. Maximum rents for the residential units are determined annually by HUD and reflect increases/decreases in consumer price indices in various geographic areas. Market conditions, however, determine the amount of rent actually charged.

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

The Partnership has 5,548 registered holders of an aggregate of 15,987.5 BACs, as of June 1, 2000.

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

The Partnership has made no distributions to the BAC holders as of March 15, 2000. The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                     For the Year Ended March 15,
                       -----------------------------------------------------------------------------
OPERATIONS                2000           1999            1998             1997              1996
                       ----------     ----------      ----------        ---------         --------
Revenues               $36,518,877     $36,007,881     $35,350,849      $35,324,316      $35,455,255

Operating expenses     (45,568,571)    (44,080,952)    (42,873,491)     (43,324,501)     (42,396,512)
                       -----------     -----------     -----------     ------------      -----------

Loss before
  minority interest
  and extraordinary
  item                  (9,049,694)     (8,073,071)     (7,522,642)      (8,000,185)      (6,941,257)

Minority interest
  in loss of
  subsidiaries             461,338         344,685         347,557          382,054          483,863
                       -----------     -----------     -----------     ------------      -----------
Loss before
  extraordinary item    (8,588,356)     (7,728,386)     (7,175,085)      (7,618,131)      (6,457,394)

Extraordinary item               0        (530,379)              0                0                0
                       -----------     -----------     -----------     ------------      -----------
Net loss               $(8,588,356)    $(8,258,765)    $(7,175,085)     $(7,618,131)     $(6,457,394)
                       ===========     ===========     ===========      ===========      ===========
Loss before
  extraordinary
  item per BAC         $   (531.82)    $   (478.57)    $   (444.31)     $   (471.74)     $   (399.86)

Extraordinary item
  per BAC                        0          (32.84)              0                0                0
                       -----------     -----------     -----------     ------------      -----------
Net loss per
  weighted average
  BAC                 $    (531.82)    $   (511.41)    $   (444.31)     $   (471.74)     $   (399.86)
                       ===========     ===========     ===========      ===========      ===========


*Reclassified for comparative purposes

                                     For the Year Ended March 15,
                       -----------------------------------------------------------------------------
FINANCIAL POSITION        2000           1999            1998             1997              1996
                       ----------     ----------      ----------        ---------         --------

Total assets            $ 180,711,472   $ 186,633,608    $ 193,686,678    $ 200,797,952   $ 208,338,218
                        =============   =============    =============    =============    ============
Total liabilities       $(190,839,539)  $(187,558,858)   $(183,787,909)   $(183,727,165)  $(182,639,668)
                        =============   =============    =============    =============    ============
Minority interest       $  (2,947,532)  $  (3,561,993)   $  (6,127,247)   $  (6,124,180)  $  (7,133,812)
                        =============   =============    =============    =============    ============
Total partners'
  (deficit) capital     $ (13,075,599)  $  (4,487,243)   $   3,771,522    $  10,946,607   $  18,564,738
                        =============   =============    =============    =============    ============

During the years ended March 15, 1995 through 2000, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment.
                                    -10-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. During the years ended March 15, 2000, 1999 and 1998, such distributions amounted to approximately $1,774,000, $2,141,000 and $132,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $4,607,000, $4,089,000 and $3,553,000 were accrued and unpaid as of March 15, 2000, 1999 and 1998, respectively. In particular partnership management fees owed to the General Partners amounting to approximately $4,502,000 and $4,014,000 were accrued and unpaid as of March 15, 2000 and 1999, respectively. Furthermore expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $105,000 and $75,000 were accrued and unpaid as of March 15, 2000 and 1999, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so.

During the year ended March 15, 2000, cash and cash equivalents of the Partnership increased approximately $2,116,000. This increase was primarily due to cash provided by operating activities ($3,125,000), a net increase in due to Local General Partners and affiliates from financing activities ($652,000) and net proceeds from mortgage notes ($106,000) which exceeded an increase in cash held in escrow for investing activities ($386,000), improvements to property and equipment ($1,219,000), an increase in deferred costs ($58,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($153,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($9,794,000).

A working capital reserve of approximately $3,141,000 and $1,364,000 remained unused at March 15, 2000 and 1999, respectively.

On August 31, 1999, Apple Creek Housing Associates, Ltd. ("Apple Creek Apartments") refinanced its mortgage notes payable of $3,758,911. The new mortgage in the amount of $3,851,900 is payable in monthly installments of $30,361 including interest at the rate of 8.6% per annum through September, 2027.

On February 1, 2000, 2108 Bolton Drive Associates, L.P. ("Bolton") refinanced its oustanding mortgage note payable. The new mortgage in the amount of $7,500,000 is payable in monthly installments of $58,094 including interest at the rate of 8.58% per annum through February 2007. At maturity, the remaining principal balance of approximately $7,080,000 will be due. Proceeds from the new mortgage were used to pay the prior mortgage note payable, repay the balance advanced from the limited partner, establish escrows, pay refinancing costs and to return capital of approximately $1,600,000 to the limited partners.

The Partnership is not expected to have access to additional sources of financing.

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a re-sult, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate.
MAHRA went into effect on September 11, 1998 when interim regulations implementing the program were published. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

On October 21, 1998, President Clinton signed the fiscal year 1999 Departments of Veteran Affairs, Housing and Urban Development and Independent Agencies Appropriation Legislation into law. The bill provides, among other things, that owners of a property that was eligible for prepayment had to give notice of such prepayment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for tenant-based vouchers for eligible tenants (generally below 80% of area median income) at the true comparable market rents for unassisted units in order to protect current residents from substantial increases in rent.

On October 20, 1999, President Clinton signed FY 2000 VA, the HUD Independent Agencies Appropriations Act. The Act contained revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999, HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000" reflecting the changes in the Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarified many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-up-to-Market Program which allows owners with Section 8 contracts where contract rents are currently below market to increase the rents to market levels.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before expiration of the credit period.

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of the Offering in 31 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years and are transferable with the property during the re-mainder of such ten-year period. If the General Partners determined that a sale of the Partnership's interest in a property was warranted, the remaining Tax Credits would transfer to the new owner, thereby adding significant value to the property on the market, which is not included in the financial statement carrying amount. However, the Partnership does not expect to be able to return investors their original investment upon liquidation of the Partnership.

RESULTS OF OPERATIONS

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 15, 2000, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

The following is a summary of the results of operations of the Partnership for the years ended March 15, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively).

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

The net loss for the 1999, 1998 and 1997 Fiscal Years totaled $8,588,356, $8,258,765 and $7,175,085, respectively. The 1998 Fiscal Year is net of extraordinary loss of $530,379.

The Partnership continues to meet the investment objective of generating Housing Tax Credits to qualified BACs holders. To date, all of the Local Partnerships have remained in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $3,090,724, $7,723,298 and $11,058,148 in Tax Credits for the 1999, 1998 and
1997 tax years, respectively.

1999 VS. 1998

Rental income increased approximately 1% for the 1999 Fiscal Year as compared to the corresponding period in 1998 primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance, remained fairly consistent for the 1999 Fiscal Year as compared to the corresponding period in 1998 with an increase of approximately 1%.

Repairs and maintenance increased approximately $975,000 for the 1999 Fiscal Year as compared to the corresponding period in 1998 primarily due to roof repairs at one Local Partnership, painting, roof repairs and carpet replacement at a second Local Partnership, an increase in snow removal at a third Local Partnership as well as painting and a change in security company at a fourth Local Partnership.

1998 VS. 1997

Rental income increased approximately 1% for the 1998 Fiscal Year as compared to the corresponding period in 1997 primarily due to annual rental rate increases.

Other income increased approximately $177,000 for the 1998 Fiscal Year as compared to the corresponding period in 1997 primarily due to fire insurance proceeds received by one Local Partnership as well as an increase in interest income from higher cash and cash equivalent balances at the Partnership due to a distribution received from the Bayridge refinancing in April 1998 which was invested in short-term investments.

Total expenses remained fairly consistent for the 1998 Fiscal Year as compared to the corresponding period in 1997 with an increase of approximately 3%.

An extraordinary loss from retirement of debt was recorded in the 1998 Fiscal Year (see Note 10).

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

REDWOOD VILLA ASSOCIATES, L.P.

Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 1999 Fiscal Year, Redwood experienced a loss of $178,970, including $218,747 of depreciation and $4,553 of amortization and at December 31, 1999 had a working capital deficiency of $629,657 and a deficit in partners'equity of $928,121. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain future capital contributions from the partners. Management, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 1999, 1998 and 1997 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2000 and 1999 was reduced to zero by prior years' losses and the minority interest balance was approximately $404,000 and $406,000, respectively. Redwood's net loss after minority interest amounted to approximately $177,000, $233,000 and $226,000 for the 1999, 1998 and 1997
Fiscal Years, respectively.

WILLOUGHBY-WYCKOFF HOUSING ASSOCIATES

The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies, and equity deficiencies and has required loans from related parties to meet its obligations. Management plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 15, 2000 and 1999 was reduced to zero by prior years' losses and the minority interest balance was approximately $272,000 and $274,000 respectively. Willoughby's net loss after minority interest amounted to approximately $204,000, $220,000 and $141,000 for the 1999, 1998 and 1997 Fiscal Years.

WALNUT PARK PLAZA ASSOCIATES

The financial statements of Walnut Park Associates ("Walnut Park") have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Walnut Park has sustained recurring losses from operations. At December 31, 1999 and 1998, Walnut Park has not made certain payments required under the terms of the Bond Indenture and, as a result, is in default. On April 11, 2000, the Redevelopment Authority of the City of Philadelphia issued bonds (the "New Bonds"), most of the proceeds of which were applied to purchase other bonds (the "Old Bonds") held by Municipal Capital Appreciation Partners I, L.P. ("MCAP"). Both sets of bonds were secured by a mortgage on the low-income apartment project (the "Project") owned by Walnut Park. MCAP has retained ownership of approximately $3,000,000 of the Old Bonds, which are now secured by a second mortgage on the Project, and which is subordinate to the $5,500,000 mortgage on the Project which secures the New Bonds. In connection with that transaction, the former general partner of Walnut Park, which was Whitney-Pitts, LLC, withdrew from Walnut Park and was replaced by Walnut Park Management, Inc., a Maryland corporation which is an affiliate of the current management agent for the Project. In addition, Walnut Park granted MCAP an option to acquire the Project at any time up to and including October 1, 2018. If that option is exercised prior to October 30, 2003, the option price is set at the fair market value of the Project. For any exercise of that option thereafter, the option price is set at $1.00. Walnut Park's continued existence is dependent on improving the financial operations of Walnut Park. Contingent upon the outcome of the aforementioned item, Walnut Park may be unable to continue as a going concern in its present form. The Partnership's investment in Walnut Park at March 15, 2000 and March 15, 1999 was reduced to zero by prior years' losses and the minority interest balance amounted to approximately $1,116,000 and $1,122,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $545,000, $312,000 and $511,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

ROBIN HOUSING ASSOCIATES

Robin Housing Associates ("Robin Housing") is a defendant in several personal injury lawsuits. Robin Housing's insurance carrier intends to defend Robin Housing vigorously. Management believes that the insurance coverage is adequate to cover any liability arising from this action. Since it is too premature to make an evaluation of the amount or range of Robin Housing's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $376,000. The Partnership's investment in Robin Housing was approximately $376,000 and $453,000 at March 15, 2000 and 1999, respectively, and the minority interest balance was approximately zero at each date. Robin Housing's net loss after minority interest amounted to approximately $78,000, $115,000 and $91,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

AUTUMN PARK ASSOCIATES, L.P.

Autumn Park Associates, L.P. ("Autumn Park") incurred a net loss of $185,748 during the year ended December 31, 1999, and as of that date, Autumn Park's current liabilities exceeded its current assets by $56,741 and its total liabilities exceeded its total assets by $40,307. These factors, as well as uncertain conditions that Autumn Park faces regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies, and debt service requirements, create uncertainty about Autumn Park's ability to continue in existence. Autumn Park's management is developing a plan to improve tenant selection in order to reduce turnovers and vacancies. Autumn Park's management is also considering the possibility of refinancing the mortgage to reduce its annual debt service obligation. The ability of Autumn Park to continue in existence is dependent on increased cash flow from rent collections and/or reduced debt service requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if Autumn Park is unable to continue in existence.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

                                                                             Sequential
                                                                                Page
                                                                          ----------------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                             18

         Consolidated Balance Sheets at March 15, 2000 and 1999                   85

         Consolidated Statements of Operations for the Years Ended March 15,
         2000, 1999 and 1998                                                      86

         Consolidated Statements of Changes in Partners' (Deficit) Capital for
         the Years Ended March 15, 2000, 1999 and 1998                            87

         Consolidated Statements of Cash Flows for the Years Ended March 15,
         2000, 1999 and 1998                                                      88

         Notes to Consolidated Financial Statements                               90

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------
To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiaries as of March 15, 2000 and 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended March 15, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 30 (Fiscal 1999, 1998 and 1997) subsidiary partnerships whose losses aggregated $6,740,616 (Fiscal
1999), $6,144,896 (Fiscal 1998) and $7,098,332 (Fiscal 1997) and whose assets constituted 93% of the Partnership's assets at March 15, 2000 and 1999, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 2000 and 1999 and the results of their operations and their cash flows for the years ended March 15, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 1999 Fiscal Year, these subsidiary partnerships incurred significant operating losses and one is in default on its mortgage obligation. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these three subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' losses aggregated $935,034 (Fiscal 1999), $771,697 (Fiscal 1998) and $887,146 (Fiscal 1997) and their assets aggregated $15,479,899 and $16,073,230 at March 15, 2000 and 1999,
respectively. Management's plans regarding these matters are also discussed in
Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP
New York, New York
June 1, 2000

[ASHER & COMPANY LETTERHEAD]

Independent Auditor's Report

The Partners
B & C Housing Associates
 T/A St. Thomas Square/Worthington Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94004, as of December 31, 1999 and 1998 and the related statements of profit and loss, Partners' capital and cash flows for the year ended
December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94004, as of December 31, 1999 and 1998, and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 19, 2000 on our consideration of B & C Housing Associates' T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94004, internal control and reports dated January 19, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 2000

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

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

Partners
State Street 86 Associates Limited Partnership

We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 14, 2000

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

Partners
State Street 86 Associates Limited Partnership

We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 15, 1999

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

Partners
Foxglenn Investors

We have audited the accompanying balance sheets of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 18, 2000

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

Partners
Foxglenn Investors

We have audited the accompanying balance sheets of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 15, 1999

[Baumgarten & Company LLP Letterhead]

Independent Auditor's Report

To the Partners
Shiloh Grove Limited Partnership
Beachwood, Ohio

We have audited the accompanying balance sheets of Shiloh Grove Limited Partnership, (an Ohio Limited Partnership) as of December 31, 1999 and 1998, and the related statement of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Grove Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, cash flows and its analysis of net worth changes in partners' equity for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 13 through 18) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Shiloh Grove Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Baumgarten & Company LLP
Certified Public Accountants
Cleveland, Ohio
February 21, 2000

[Larry C. Stemen, CPA and Associates Letterhead]

Independent Auditor's Report

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

/s/ Larry C. Stemen, CPA and Associates
Certified Public Accountants
Columbus, Ohio
February 4, 1998
Revised March 10, 1998

[FRIEDMAN ALPREN & GREEN LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Silver Blue Lake Apartments, Ltd.

We have audited the accompanying balance sheet of SILVER BLUE LAKE APARTMENTS, LTD. (a limited partnership), FHA Project No. FL29-K005-009-124, as of
December 31, 1999, and the related statements of income, comprehensive income, changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SILVER BLUE LAKE APARTMENTS, LTD. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Friedman Alpren & Green LLP
New York, New York
February 1, 2000

[L.H. FRISHKOFF & COMPANY LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Silver Blue Lake Apartments, Ltd.
(A Limited Partnership)
Miami, Florida

FHA PROJECT NO. FL29-K005-009-124

We have audited the accompanying statements of financial condition of Silver Blue Lake Apartments, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997 and the related statements of net income and comprehensive income,, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Blue Lake Apartments, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997 and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 9, 1999

[Bick-Fredman & Co Letterhead]

Independent Auditor's Report

The General and Limited Partners
Lancaster Towers Associates, L.P.
Cleveland, Ohio

We have audited the accompanying balance sheets of Lancaster Towers Associates, L.P. (a Delaware Limited Partnership), FHA Project No. 014-44031-LDC-R as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P.'s as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2000 on our consideration of Lancaster Towers Associates, L.P.'s internal control and reports dated January 24, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

/s/ Bick-Fredman & Co.
Cleveland, Ohio
January 24, 2000

[Bick-Fredman & Co Letterhead]

Independent Auditor's Report

The General and Limited Partners
Lancaster Towers Associates, L.P.
Cleveland, Ohio

We have audited the accompanying balance sheets of Lancaster Towers Associates, L.P. (a Delaware Limited Partnership), as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 1999 on our consideration of Lancaster Towers Associates, L.P.'s internal control and reports dated January 12, 1999 on its compliance with laws and regulations.

/s/ Bick-Fredman & Co.
Cleveland, Ohio
January 12, 1999

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
West Kinney Associates, L.P.
  T/A Willie T. Wright Plaza
Marlton, New Jersey

We have audited the accompanying balance sheets of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership), as of December 31, 1999 and 1998, and the related statements of operations, Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership), as of December 31, 1999 and 1998, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have issued a report dated January 28, 2000 on our consideration of West Kinney Associates', L.P. T/A Willie T. Wright Plaza (A Limited Partnership), internal control and reports dated January 28, 2000 on its compliance with specific requirements applicable to its major HUD program and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 28, 2000

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
West Kinney Associates, L.P.
  T/A Willie T. Wright Plaza
Marlton, New Jersey

We have audited the accompanying balance sheets of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership), as of December 31, 1998 and 1997, and the related statements of operations, Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership), as of December 31, 1998 and 1997, and the results of its operations, changes in its Partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have issued a report dated January 22, 1999 on our consideration of West Kinney Associates', L.P. T/A Willie T. Wright Plaza (A Limited Partnership), internal control and reports dated January 22, 1999 on its compliance with specific requirements applicable to its major HUD program and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 22, 1999

[GREGG ASSOCIATES Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Autumn Park Associates Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheet of Autumn Park Associates Limited Partnership, as of December 31, 1999, and the related statements of operations, changes in partners capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Autumn Park Associates Limited Partnership as of December 31, 1998, were audited by other auditors, whose report dated February 15, 1999 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Park Associates Limited Partnership, as of December 31, 1999, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

GREGG ASSOCIATES, PC
David R. Gregg
Certified Public Accountant
Portland, Oregon
February 24, 2000

[GERALD V. GERRITZ, JR., P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
of Autumn Park Associates Limited Partnership

I have audited the accompanying balances sheet of Autumn Park Associates Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Park Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Gerald V. Gerritz, Jr., CPA, P.C.
Portland, Oregon
February 15, 1999

[ZINER, KENNEDY & LEHAN LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Regent Street Associates

We have audited the accompanying balance sheets of Regent Street Associates (a Pennsylvania limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Street Associates at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 29, 2000

[ZINER & COMPANY, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Regent Street Associates

We have audited the accompanying balance sheets of Regent Street Associates (a Pennsylvania limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Street Associates at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 22, 1999

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Magnolia Arms Associates, Ltd.
T/A Palm Terrace Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 1999 and 1998 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 1999 and 1998 and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 14, 2000

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Magnolia Arms Associates, Ltd.
T/A Palm Terrace Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 1998 and 1997 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 1998 and 1997 and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 20, 1999

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 1999 and 1998 and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 1999 and 1998 and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 27, 2000 on our consideration of Greenleaf Associates, L.P.'s (A Limited Partnership), HUD Project No. 084-94009, internal control and reports dated January 27, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 27, 2000

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 1998 and 1997 and the related statements of profit and loss, Partners' deficit and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 1998 and 1997 and the results of its operations, changes in its Partners' deficit and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 13, 1999 on our consideration of Greenleaf Associates, L.P.'s (A Limited Partnership), HUD Project No. 084-94009, internal control and reports dated January 13, 1999 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 13, 1999

[JOSE E. ROSARIO & CO. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners Puerto Rico Housing Finance
Alameda Towers Associates, L.P.Corporation
Rio Piedras, PR San Juan, Puerto Rico

I have audited the accompanying balance sheet of Alameda Towers Associates, L.P. as of December 31, 1999, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 1999 and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated February 2, 2000, on my consideration of Alameda Towers Associates, LP's internal control structure and reports dated February 2, 2000, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2001
Stamp No. 1624793 of the Puerto Rico College of CPA was affixed to the original. February 2, 2000

INDEPENDENT AUDITORS' REPORT

To the Partners Puerto Rico Housing Finance
Alameda Towers Associates, L.P.Corporation
Rio Piedras, PR San Juan, Puerto Rico

I have audited the accompanying balance sheet of Alameda Towers Associates, L.P. as of December 31, 1998 and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 1998 and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 26, 1999, on my consideration of Alameda Towers Associates, LP's internal control structure and reports dated January 26, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2001
Stamp No. 1553305 of the Puerto Rico College of CPAs was affixed to the original.
January 26, 1999

[JOSE E. ROSARIO & CO. SAN JUAN, PUERTO RICO Letterhead]

INDEPENDENT AUDITORS' REPORT

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

/s/ JOSE E. ROSARIO & CO.
License No. 961
Expires December 1, 1998
Seal of JOSE E. ROSARIO
Stamp No. 1468191 of the Puerto Rico College of CPAs was affixed to the original.
January 30, 1998

[L.H. FRISHKOFF & COMPANY LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Dixie Apartment Associates, Ltd.
(A Limited Partnership)
Miami, Florida

FHA PROJECT NO. FL29-K005-013-131


We have audited the accompanying statements of financial condition of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 17, 2000

[L.H. FRISHKOFF & COMPANY LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Dixie Apartment Associates, Ltd.
(A Limited Partnership)
Miami, Florida

FHA PROJECT NO. FL29-K005-013-131
-

We have audited the accompanying statements of financial condition of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixie Apartment Associates, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 5, 1999

[L. H. FRISHKOFF & COMPANY LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Ludlam Gardens Apartments, Ltd.
(A Limited Partnership)
Miami, Florida

FHA Project No. FL29-K005-009-123

We have audited the accompanying statements of financial condition of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1999 and 1998 and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 17, 2000

[L. H. FRISHKOFF & COMPANY LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Ludlam Gardens Apartments, Ltd.
(A Limited Partnership)
Miami, Florida

FHA Project No. FL29-K005-009-123

We have audited the accompanying statements of financial condition of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ludlam Gardens Apartments, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997 and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 5, 1999

[PHILIP ROOTBERG & COMPANY, LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Grove Parc Associates Limited Partnership

We have audited the accompanying balance sheet of Grove Parc Associates Limited Partnership (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in its partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed on the preceding contents page are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
February 4, 2000

[PHILIP ROOTBERG & COMPANY, LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Grove Parc Associates Limited Partnership

We have audited the accompanying balance sheet of Grove Parc Associates Limited Partnership (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in its partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed on the preceding contents page are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
February 2, 1999

[Michael Sczekan & Co., P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the General Partners
Apple Creek Housing Associates, Ltd.
Arvada, Colorado

We have audited the accompanying Balance Sheet of Apple Creek Housing Associates, Ltd. FHA Project Number 101-35515, as of December 31, 1999, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Creek Housing Associates, Ltd., as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs we have also issued a report dated February 17, 2000, on our consideration of Apple Creek Housing Associates, Ltd.'s internal control structure and reports dated February 17, 2000, on its compliance with laws and regulations and compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 13 through 20 is presented for the purposes of additional analysis and are not a required part of the financial statements of Apple Creek Housing Associates, Ltd. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

Michael Sczekan & Co., P.C.
Certified Public Accountants

Englewood, Colorado
February 17, 2000

[Reznick Fedder & Silverman Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Apple Creek Housing Associates, Ltd.

We have audited the accompanying balance sheet of Apple Creek Housing Associates, Ltd. as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Creek Housing Associates, Ltd. as of December 31, 1998, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 6, 1999

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

/s/ Reznick Fedder & Silverman
Audit Principal: Philip A. Weitzel
Boston, Massachusetts
Federal Employer Identification Number: 52-1088612
January 16, 1998

[BRODSHATZER, WALLACE, SPOON & YIP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Redwood Villa Associates
(A Limited Partnership)

We have audited the balance sheets of Redwood Villa Associates (A Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates (A Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has sustained operating losses since inception. For the year ended December 31, 1999, the Partnership experienced a loss of $178,970 (including $218,747 of depreciation and $4,553 of amortization expense) and as of that date, had a working capital deficiency of $629,657 and a partners' deficit of $928,121. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued our report dated January 20, 2000 on our consideration of Redwood Villa Associates' (A Limited Partnership) internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations contracts and grants.

/s/ BRODSHATZER, WALLACE, SPOON & YIP
San Diego, California
January 20, 2000

[BRODSHATZER, WALLACE, SPOON & YIP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Redwood Villa Associates
(A Limited Partnership)

We have audited the balance sheets of Redwood Villa Associates (A Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has sustained operating losses since inception. For the year ended December 31, 1998, the Partnership experienced a loss of $234,467 (including $219,563 of depreciation and $4,553 of amortization expense) and as of that date, had a working capital deficiency of $595,115 and a partners' deficit of $734,151. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued our report dated January 13, 1999 on our consideration of Redwood Villa Associates' (A Limited Partnership) internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations contracts and grants.

/s/ BRODSHATZER, WALLACE, SPOON & YIP
San Diego, California
January 13, 1999

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Charles Drew Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 1999 and 1998 and the related statements of operations, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 1999 and 1998 and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 2000

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Charles Drew Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 1998 and 1997 and the related statements of operations, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 1998 and 1997 and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 1999

[Matthews, Carter and Boyce, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To The Partners
Walnut Park Plaza Associates
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Walnut Park Plaza
Associates (a Pennsylvania Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Park Plaza Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 29, 2000, on our consideration of Walnut Park Plaza Associates internal control and a report dated February 29, 2000 on its compliance with laws, regulations, contracts and grants applicable to Walnut Park Plaza Associates

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has suffered recurring losses from operations and is in default of certain obligations under the terms of the bond indenture. The Bondholder has initiated foreclosure proceedings and will auction the property in April 2000 if the bonds are not sold before the scheduled sale. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern at December 31, 1999. The General Partner's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Matthews, Carter and Boyce, P.C.
McLean, Virginia
February 29, 2000

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 10, 1998

[HENICK & YLVISAKER, Certified Public Accountants Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bayridge Associates Limited Partnership

We have audited the accompanying Balance Sheets of Bayridge Associates Limited Partnership (an Oregon Limited Partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayridge Associates Limited Partnership, as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Henick & Ylvisaker
Portland, Oregon
February 22, 2000

[HENICK & YLVISAKER, Certified Public Accountants Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bayridge Associates Limited Partnership

We have audited the accompanying Balance Sheets of Bayridge Associates Limited Partnership (an Oregon Limited Partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayridge Associates Limited Partnership, as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Henick & Ylvisaker
Portland, Oregon
February 24, 1999

[Habif, Arogeti & Wynne, LLP. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, PHFA Project No. R-251-8E, as of December 31, 1999 and 1998, and the related statements of profit and loss, changes in partners' equity [deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 21, 2000 on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal controls and reports dated February 21, 2000 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-Discrimination, and its compliance with laws and regulations.

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

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
February 21, 2000

[Habif, Arogeti & Wynne, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, PHFA Project No. R-251-8E, as of December 31, 1998 and 1997, and the related statements of profit and loss, changes in partners' equity [deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 12, 1999 on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal controls and reports dated January 12, 1999 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-Discrimination, and its compliance with laws and regulations.

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 12, 1999

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 28, 2000

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
Port Chester, New York
January 29, 1999

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 28, 2000

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 29, 1999

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1B to the financial statements, the Partnership has had operating losses and equity deficiencies. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of thisuncertainty.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 28, 2000

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 29, 1999

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 28, 2000

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 29, 1999

[SMITH & RADIGAN CERTIFIED PUBLIC ACCOUNTANTS, LLC LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

We have audited the accompanying balance sheet of Lund Hill Associates, (a limited partnership), WHEDA Project No. 021, as of December 31, 1999, and the related statements of partners' equity (deficit), operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, (not presented herein) present fairly, in all material respects, the financial position of Lund Hill Associates as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 14 to 23) are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2000 on our consideration of the Partnership's internal controls and a report dated January 15, 2000 on its compliance with laws and regulations.

/s/ Smith & Radigan
Atlanta, Georgia
January 15, 2000

[SMITH & RADIGAN CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

We have audited the accompanying balance sheet of Lund Hill Associates, (a limited partnership), WHEDA Project No. 021, as of December 31, 1998, and the related statements of partners' equity (deficit), operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, (not presented herein) present fairly, in all material respects, the financial position of Lund Hill Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Smith & Radigan
Atlanta, Georgia
January 29, 1999

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

[Rick J. Tanneberger CERTIFIED PUBLIC ACCOUNTANT Letterhead]

Independent Auditor's Report

The Partners
Tanglewood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
February 14, 2000

[Rick J. Tanneberger CERTIFIED PUBLIC ACCOUNTANT Letterhead]

Independent Auditor's Report

The Partners
Tanglewood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
February 11, 1999

[RBG & CO. Letterhead]

Independent Auditors' Report

Partners
Quality Hill Historic District -
Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District-Phase II-A, L.P., a limited partnership, as of December 31, 1999 and 1998 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic District-Phase II-A, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 26, 2000

[RBG & CO. Letterhead]

Independent Auditors' Report

Partners
Quality Hill Historic District -
Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District-Phase II-A, L.P., a limited partnership, as of December 31, 1998 and 1997 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic District-Phase II-A, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 2, 1999

[HAMILTON & MUSSER, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1999 and 1998 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 9 and 10 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 22, 2000

[HAMILTON & MUSSER, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1998 and 1997 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 9 and 10 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 22, 1999

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture

We have audited the accompanying balance sheets of Sartain School Venture (a Pennsylvania limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan, LLP
Quincy, Massachusetts
January 14, 2000

[ZINER & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture

We have audited the accompanying balance sheet of Sartain School Venture (a Pennsylvania limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 19, 1999

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                          MARCH 15,
                                                                  ------------------------
                                                                     2000          1999
                                                                  ----------     ---------
Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4, 7 and 11)                           $158,760,665  $167,048,236
Cash and cash equivalents (Notes 2, 3 and 11)                      5,940,310     3,824,051
Cash held in escrow (Notes 3 and 5)                               10,986,005    10,347,465
Accounts receivable - tenants                                        790,793       797,885
Deferred costs, less accumulated amortization (Notes 2 and 6)      3,182,228     3,382,601
Other assets                                                       1,051,471     1,233,370
                                                                 -----------   -----------
Total assets                                                    $180,711,472  $186,633,608
                                                                 ===========   ===========


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Mortgage notes payable (Notes 3 and 7)                          $158,415,982  $158,224,324
Accounts payable and other liabilities                            10,762,116     8,922,248
Due to local general partners and affiliates (Note 8)             15,510,722    14,835,837
Due to general partners and affiliates (Note 8)                    5,092,462     4,567,075
Due to selling partners                                            1,058,257     1,009,374
                                                                -------------  ------------

                                                                 190,839,539   187,558,858
                                                                -------------  ------------
Minority interests (Note 2)                                        2,947,532     3,561,993
                                                                -------------  ------------
Commitments and contingencies (Notes 7, 8 and 11)
Partners' deficit

Limited partners (15,987.5 BACs issued and
  outstanding) (Note 1)                                          (12,214,998)   (3,712,526)
General partners                                                    (860,601)     (774,717)
                                                                ------------   ------------
Total partners' deficit                                          (13,075,599)   (4,487,243)
                                                                 -----------  ------------
Total liabilities and partners' deficit                         $180,711,472  $186,633,608
                                                                 ===========   ===========

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED MARCH 15,
                                            ----------------------------------------
                                              2000          1999 *         1998*
                                            ---------     ----------    ------------
Revenues

Rental income                               $34,653,315   $34,276,146   $33,795,715
Other (Notes 7 and 11)                        1,865,562     1,731,735     1,555,134
                                            -----------   -----------   -----------

Total revenues                               36,518,877    36,007,881    35,350,849
                                             ----------    ----------    ----------

Expenses

General and administrative                    6,371,582     5,806,023     5,365,940
General and administrative-
  related parties                             2,750,176     2,746,326     2,573,776
Repairs and maintenance                       6,889,879     5,914,903     6,015,119
Operating                                     3,796,800     3,931,861     3,857,090
Taxes                                         1,822,352     1,716,507     1,670,113
Insurance                                     1,315,191     1,246,140     1,411,082
Interest                                     12,828,783    13,026,531    12,866,925
Depreciation and amortization                 9,793,808     9,692,661     9,113,446
                                            -----------   -----------   -----------

                                             45,568,571    44,080,952    42,873,491
                                             ----------    ----------    ----------

Loss before minority interest and
  extraordinary item                         (9,049,694)   (8,073,071)   (7,522,642)

Minority interest in loss of subsidiaries       461,338       344,685       347,557
                                            -----------  ------------  ------------

Loss before extraordinary item               (8,588,356)   (7,728,386)   (7,175,085)

Extraordinary item-loss from retirement
  of debt (Note 10)                                   0      (530,379)            0
                                            -----------  ------------  ------------
Net loss                                   $ (8,588,356) $ (8,258,765) $ (7,175,085)
                                          ==============  ==============  ==============

Number of BACs outstanding                       15,987.5      15,987.5      15,987.5
                                          ==============  ==============  ==============

Loss before extraordinary item-limited
  partners                                 $ (8,502,472) $ (7,651,102) $ (7,103,334)

Extraordinary item-limited partners                   0      (525,075)            0
                                            -----------  ------------  ------------
Net loss-limited partners                  $ (8,502,472) $ (8,176,177) $ (7,103,334)
                                           ============  ============= =============
Loss before extraordinary item per BAC     $    (531.82) $    (478.57) $    (444.31)
Extraordinary item per BAC                            0        (32.84)            0
                                            -----------  ------------  ------------
Net loss per BAC                           $    (531.82) $    (511.41) $    (444.31)
                                           ============  ============= =============


*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                                 Limited         General
                                                   Total         Partners        Partners
                                                   -----------   -----------     ----------
Partners' capital (deficit)- March 16, 1997        $10,946,607   $11,566,985     $(620,378)
Net loss, year ended March 15, 1998                 (7,175,085)   (7,103,334)      (71,751)
                                                   -----------   -----------      --------

Partners' capital (deficit)- March 15, 1998          3,771,522     4,463,651      (692,129)
Net loss, year ended March 15, 1999                 (8,258,765)   (8,176,177)      (82,588)
                                                   -----------   -----------     ---------

Partners' deficit- March 15, 1999                   (4,487,243)   (3,712,526)     (774,717)
Net loss, year ended March 15, 2000                 (8,588,356)   (8,502,472)      (85,884)
                                                   -----------   -----------     ---------

Partners' deficit- March 15, 2000                 $(13,075,599) $(12,214,998)    $(860,601)
                                                   ===========   ===========      ========

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                               Year Ended March 15,
                                                        --------------------------------------
                                                          2000          1999          1998
                                                        ---------    ----------    -----------

Cash flows from operating activities:
Net loss                                              $(8,588,356)  $(8,258,765)  $(7,175,085)
                                                       ----------    ----------    ----------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Extraordinary item-loss from retirement of debt                 0       530,379             0
Operating expenses paid from debt
  refinancing proceeds                                          0        85,672             0
Cancellation of indebtedness income                       (68,571)      (68,571)      (68,571)
Accrued interest added to principal
  of mortgage note payable                                154,166       144,178       139,676
Depreciation and amortization                           9,793,808     9,692,661     9,113,446
Change in accounting for organization costs                 6,500             0             0

(Increase) decrease in assets
Cash held in escrow                                      (252,366)      604,727       (34,147)
Accounts receivable - tenants                               7,092      (195,574)        9,711
Other assets                                              181,899       (45,407)      153,164

Increase (decrease) in liabilities
Accounts payable and other liabilities                  1,833,179       392,628       367,540
Due to General Partners and affiliates                    525,387       330,645     1,249,162
Minority interest in loss of subsidiaries                (461,338)     (344,685)     (347,557)
                                                      -----------  ------------   -----------

Total adjustments                                      11,719,756    11,126,653    10,582,424
                                                       ----------    ----------    ----------

Net cash provided by operating activities               3,131,400     2,867,888     3,407,339
                                                      -----------   -----------   -----------

Cash flows from investing activities:
Increase in cash held in escrow                          (386,174)     (880,111)     (778,996)
Improvements to property and equipment                 (1,218,794)   (1,013,948)   (1,209,320)
                                                       ----------    ----------    ----------

Net cash used in investing activities                  (1,604,968)   (1,894,059)   (1,988,316)
                                                       ----------    ----------    ----------


See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                               Year Ended March 15,
                                                        --------------------------------------
                                                          2000          1999          1998
                                                        ---------    ----------    -----------


Cash flows from financing activities:
Increase in deferred costs                                (64,077)     (135,490)            0
Increase in due to Local General
  Partners and affiliates                                 955,919     1,088,961       892,814
Decrease in due to Local General
  Partners and affiliates                                (303,838)     (462,828)     (174,477)
Increase in due to selling partners                        48,883        21,663         6,798
Proceeds from mortgage notes                           10,481,568    10,600,000             0
Repayment of mortgage notes                           (10,375,505)   (8,893,725)   (1,867,576)
Decrease in capitalization of consolidated
  subsidiaries attributable to minority interest         (153,123)   (2,220,569)     (342,716)
                                                        ---------    ----------    -----------
Net cash provided by (used in) financing activities       589,827        (1,988)   (1,485,157)
                                                       ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents    2,116,259       971,841       (66,134)

Cash and cash equivalents, beginning of year            3,824,051     2,852,210     2,918,344
                                                       ----------    ----------    ----------

Cash and cash equivalents, end of year                $ 5,940,310   $ 3,824,051   $ 2,852,210
                                                       ==========    ==========    ==========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                $10,139,006   $10,702,969   $10,554,123
                                                       ==========    ==========    ==========

Supplemental disclosures of noncash activities:
Increase in accounts payable and other liabilities
  for property and equipment additions                $    29,493   $    22,151   $   208,718
Increase in due to local general partners and
  affiliates for accounts payable and other
  liabilities                                              22,804        22,959             0
Decrease in other assets for
  property and equipment additions                              0             0        62,993
Reclassification due to local general partner
  and affiliates, to contribution by minority
  interest shareholders                                         0             0       693,340

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000

NOTE 1 - General

Liberty Tax Credit Plus L.P., a Delaware limited partnership (the
"Partnership"), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships" or "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. As of March 15, 2000, the Partnership has invested in 31 subsidiary partnerships and does not anticipate making any additional investments.

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

For financial reporting purposes the Partnership's fiscal year ends on March 15. The Partnership's fiscal year ends on March 15, in order to allow adequate time for the subsidiaries finan

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000

cial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP"). All subsidiaries have calendar year ends. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from January 1 through March 15.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated approximately $242,000, $226,000 and $147,000 for the years ended March 15, 2000, 1999 and 1998, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 15, 2000, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000

d)  Offering Costs

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

h)  Recent Pronouncements

In April 1998, the AICPA issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." SOP No. 98.5, which was adopted April 1, 1999, requires that costs of start-up activities including organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred organizational costs must be expensed. This adoption resulted in $1,437,489 being fully expensed and included in depreciation and amortization on the consolidated statements of operations for the year ended March 15, 2000.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS AND CASH HELD IN ESCROW
The carrying amount approximates fair value.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000


MORTGAGE NOTES PAYABLE
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.


The estimated fair values of the Partnership's mortgage notes payable are as follows:


                                              March 15, 2000              March 15, 1999
                                        -----------------------      ------------------------
                                          Carrying                    Carrying
                                          Amount        Fair Value    Amount        Fair Value
                                        ----------      ----------    ------------  -----------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value        $90,078,606   $88,278,606   $82,001,187   $79,879,067
Not Practicable                           $68,337,376            (*)  $76,253,137            (*)


(*) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment are as follows:


                                              March 15,                 Estimated
                                       ------------------------       Useful Lives
                                          2000          1999             (Years)
                                       ---------     ----------     ------------------
Land                                $  11,804,469    $  11,804,469          -
Buildings and improvements            240,891,352      240,233,744      15 to 40
Other                                   5,883,557        5,292,878       3 to 20
                                    -------------    -------------
                                      258,579,378      257,331,091
Less:  Accumulated depreciation       (99,818,713)     (90,282,855)
                                    -------------    -------------
                                    $ 158,760,665    $ 167,048,236
                                    =============    =============


Included in property and equipment are $6,859,371 of acquisition fees paid to the general partners and $952,737 of acquisition expenses. In addition, as of March 15, 2000, buildings and improvements include $2,870,719 of capitalized interest.

In connection with the development or rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $23,360,275 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000


Depreciation expense for the years ended March 15, 2000, 1999 and 1998 amounted to $9,535,858, $9,408,973 and $8,827,632, respectively.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:


                                                                  March 15,
                                                         -----------------------------
                                                            2000             1999
                                                         -----------    --------------
Real estate taxes, insurance, and other                  $  2,065,712  $  1,843,819
Reserve for replacements                                    8,000,589     7,614,415
Other                                                         919,704       889,231
                                                          -----------  ------------
                                                          $10,986,005   $10,347,465
                                                          -----------  ------------
                                                          -----------  ------------


NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:

                                                      March 15,
                                   --------------------------------------------          Period
                                          2000                      1999                (Months)
                                   ------------------        ------------------    ------------------
Operating guarantee fee               $   510,443                $   510,443              60
Financing expenses                      4,838,356                  4,703,749               *
Organization expenses                           0                  1,437,489              60
Supervisory salaries                      783,020                    783,020              60
Other                                      48,518                     48,518            Various
                                     ------------               ------------
                                        6,180,337                  7,483,219
Less:  Accumulated amortization        (2,998,109)                (4,100,618)
                                     ------------               ------------
                                      $ 3,182,228                $ 3,382,601
                                     ============               ============

*Over the life of the respective mortgages.

Amortization of deferred costs for the years ended March 15, 2000, 1999 and 1998 amounted to $257,950, $283,688 and $285,814, respectively.

During the years ended March 15, 2000 and 1999, deferred costs of $1,437,489 and $142,821 and accumulated amortization of $1,360,459 and $122,314 were written off.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $1,042,000 including principal and interest at rates varying from 1% to 12% per annum, through 2029. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements as of March 15, 2000 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                      Amount
------------------               ---------------
2000                             $    3,422,468
2001                                  3,570,909
2002                                  9,788,215
2003                                  8,464,489
2004                                  7,893,647
Thereafter                          125,276,254
                                    -----------

                                   $158,415,982
                                   ============

On August 31, 1999, Apple Creek Housing Associates, Ltd. ("Apple Creek Apartments") refinanced its mortgage notes payable of $3,758,911. The new mortgage in the amount of $3,851,900 is payable in monthly installments of $30,361 including interest at the rate of 8.6% per annum through September, 2027.

On February 1, 2000, 2108 Bolton Drive Associates, L.P. ("Bolton") refinanced its oustanding mortgage note payable. The new mortgage in the amount of $7,500,000 is payable in monthly installments of $58,094 including interest at the rate of 8.58% per annum through February 2007. At maturity, the remaining principal balance of approximately $7,080,000 will be due. Proceeds from the new mortgage were used to pay the prior mortgage note payable, repay the balance advanced from the limited partner, establish escrows, pay refinancing costs and to return capital of approximately $1,600,000 to the limited partners.

See Note 11 for other subsidiary partnerships' financing activities.

NOTE 8 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000



The costs incurred to related parties for the years ended March 15, 2000, 1999 and 1998 were as follows:

A)  Related Party Fees

                                                           Year Ended March 15,
                                                 ---------------------------------------
                                                    2000          1999         1998
                                                 ------------  -----------  ------------
Partnership management fees (a)                   $1,138,000    $1,138,000    $1,138,000
Expense reimbursement (b)                            183,348       153,615       119,379
Property management fees incurred
  to affiliates of the General Partners (c)        1,260,875     1,289,487     1,160,288
Local administrative fee (d)                          71,500        74,000        71,500
                                                 -----------   -----------   -----------
Total general and administrative-
  General Partners                                 2,653,723     2,655,102     2,489,167
                                                 -----------   -----------   -----------
Property management fees incurred
  To affiliates of the subsidiary partnerships'
  General partners (c)                                96,453        91,224        84,609
                                                 -----------   -----------   -----------

Total general and administrative-
  related parties                                 $2,750,176    $2,746,326    $2,573,776
                                                 ===========   ===========   ===========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement) for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $4,502,000 and $4,014,000 were accrued and unpaid as of March 15, 2000 and March 15, 1999, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $105,000 and $75,000 were accrued and unpaid as of March 15, 2000 and 1999, respectively.

The General Partners have continued allowing for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $1,898,852, $1,883,977 and $1,815,645 for the years ended March 15, 2000, 1999 and 1998, respectively. Of these fees $1,164,422, $1,289,487 and $1,160,288 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $96,453, $91,224 and $84,609 was incurred to affiliates of the Partnership.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000



(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

The General Partners of the Partnership were allocated approximately $86,000, $83,000 and $71,000 of passive losses for the years ended March 15, 2000, 1999 and 1998, respectively.

(e) Liberty Associates III L.P. received cash distributions of approximately $4,500, $2,000 and $3,500 during the years ended March 15, 2000, 1999 and 1998, respectively.

Liberty Associates III L.P. was allocated Low-Income Housing Tax Credits of approximately $2,200, for each of the taxable years ended March 15, 2000, 1999 and 1998, respectively.


(f) Due to local general partners and affiliates at March 15, 2000 and 1999 consists of the following:

                                                    March 15,
                                       ---------------------------------
                                              2000            1999
                                        -------------   ----------------
Operating deficit advances             $     123,055    $     123,055
Operating advances                         1,285,316        1,278,072
Development fee payable                      132,851          141,258
Residual loan payable                         52,500           52,500
Interest (g)                               6,707,797        5,855,028
Long-term notes payable (g)                5,550,981        5,550,981
Management and other fees                  1,658,222        1,834,943
                                         -----------      -----------
                                         $15,510,722      $14,835,837
                                         -----------      -----------
                                         -----------      -----------

(g)  Long term notes payable consist of the following:

                                                                                March 15,
                                                                        -----------------------
                                                                           2000         1999
                                                                        ----------    ---------
GROVE PARC ASSOC. L.P.
This note bears interest at 7.39% compounded annually on May 1 of each year. The note is secured by a mortgage subordinate in
rights to mortgages securing the building loan. Both principal and interest on the loan are due and payable in full out of
residual receipts on April 29, 2010, or are immediately due and
payable upon refinancing or sale of the project.                        $5,040,000    $5,040,000
DIXIE APARTMENT ASSOC. LTD
This promissory note bears interest at 11% with a maturity
date of June 1, 2002. (Note 10)                                            105,187       105,187
LUDLAM GARDENS APARTMENTS LTD
This promissory note bears interest at 11% with a maturity date
of June 1, 2000. (Note 10)                                                 266,124       266,124
B & C HOUSING ASSOCIATES
This promissory note bears interest on the unpaid principal
balance with interest at prime plus 2% per annum payable along with principal as and when permitted by the partnership agreement
and payable only from surplus cash.                                        139,670       139,670
                                                                        ----------    -----------
                                                                        $5,550,981    $5,550,981
                                                                        ==========    ===========


B)  Guarantees

The general partners of Bayridge Associates Limited Partnership ("Bayridge"), a subsidiary partnership, agreed to provide guarantees of up to $1,000,000 to fund debt service deficiencies in the event certain debt coverage and debt service ratios were not met for specified periods of time. As of March 15, 2000, no guarantees have been funded. The Debt Coverage Guaranty Agreement provides for the security to be reduced to a $100,000 letter of credit provided by the Bayridge general partners.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                                      Year Ended December 31,
                                                                            ----------------------------------------
                                                                                1999           1998          1997
                                                                            ------------    ----------    ----------
Financial statement
Net loss                                                                    $(8,588,356)  $(8,258,765)  $(7,175,085)
Difference between depreciation and amortization expense recorded for financial reporting purposes and the accelerated cost
  recovery system utilized for income tax purposes                              733,756       784,113       514,650
Difference resulting from parent company having a different
  fiscal year for income tax and financial reporting purposes                    59,928       (22,165)     (687,409)
Tax basis forgiveness of debt                                                         0             0       693,340
Losses in excess of tax basis allocated to minority interests                   720,332             0             0
Differences resulting principally from rental income recognized for income tax purposes and deferred for financial reporting purposes and interest and other operating expenses deducted for financial
  reporting purposes not deducted for income tax purposes                       335,065      (137,972)        (87,919)
Net loss as shown on the income tax return for the calendar year            ------------    ----------    -----------
  ended                                                                     $(6,739,275)  $(7,634,789)    $(6,742,423)
                                                                            ===========   ===========     ===========


NOTE 10 - Extraordinary item

In April 1998, Bayridge refinanced its mortgage note payable of $6,150,000. The new mortgage note in the amount of $10,600,000 paid off the former mortgage note and paid a cash flow distribution from refinancing proceeds of approximately $1,904,000 to the Partnership. In order to repay the mortgage loan due to Travelers prior to its maturity date, Bayridge was obligated to pay a prepayment penalty to Travelers, in the amount of $510,075. This amount, along with the remaining unamortized deferred loan costs relating to that loan, was charged to operations in 1998 and is reflected in the accompanying statements of operations as an extraordinary loss from retirement of debt. The new mortgage bears interest at the rate of 6.96% per annum and is payable in monthly installments of $70,238 which includes principal and interest. Any remaining principal and interest shall be due and payable May 1, 2008.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000



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

REDWOOD VILLA ASSOCIATES, L.P.
Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 1999 Fiscal Year, Redwood experienced a loss of $178,970, including $218,747 of depreciation and $4,553 of amortization and at December 31, 1999 had a working capital deficiency of $629,657 and a deficit in partners' equity of $928,121. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain future capital contributions from the partners. Management, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 1999, 1998 and 1997 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2000 and 1999 was reduced to zero by prior years' losses and the minority interest balance was approximately $404,000 and $406,000, respectively. Redwood's net loss after minority interest amounted to approximately $177,000, $233,000 and $226,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

WILLOUGHBY-WYCKOFF HOUSING ASSOCIATES
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies, and equity deficiencies and has required loans from related parties to meet its obligations. Management plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 15, 2000 and 1999 was reduced to zero by prior years' losses and the minority interest balance was approximately $272,000 and $274,000 respectively. Willoughby's net loss after minority interest amounted to approximately $204,000, $220,000 and $141,000 for the 1999, 1998 and 1997 Fiscal Years.

WALNUT PARK PLAZA ASSOCIATES
The financial statements of Walnut Park Associates ("Walnut Park") have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Walnut Park has sustained recurring losses from operations. At December 31, 1999 and 1998, Walnut Park has not made certain payments required under the terms of the Bond Indenture and, as a result, is in default. On April 11, 2000, the Redevelopment Authority of the City of Philadelphia issued bonds (the "New Bonds"), most of

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000





the proceeds of which were applied to purchase other bonds (the
"Old Bonds") held by Municipal Capital Appreciation Partners I, L.P. ("MCAP"). Both sets of bonds were secured by a mortgage on the low-income apartment project (the "Project") owned by Walnut Park. MCAP has retained ownership of approximately $3,000,000 of the Old Bonds, which are now secured by a second mortgage on the Project, and which is subordinate to the $5,500,000 mortgage on the Project which secures the New Bonds. In connection with that transaction, the former general partner of Walnut Park, which was Whitney-Pitts, LLC, withdrew from Walnut Park and was replaced by Walnut Park Management, Inc., a Maryland corporation which is an affiliate of the current management agent for the Project. In addition, Walnut Park granted MCAP an option to acquire the Project at any time up to and including October 1, 2018. If that option is exercised prior to October 30, 2003, the option price is set at the fair market value of the Project. For any exercise of that option thereafter, the option price is set at $1.00. Walnut Park's continued existence is dependent on improving the financial operations of Walnut Park. Contingent upon the outcome of the aforementioned item, Walnut Park may be unable to continue as a going concern in its present form. The Partnership's investment in Walnut Park at March 15, 2000 and March 15, 1999 was reduced to zero by prior years' losses and the minority interest balance amounted to approximately $1,116,000 and $1,122,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $545,000, $312,000 and $511,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

b)  Subsidiary Partnership - Other

AUTUMN PARK ASSOCIATES, L.P.
Autumn Park Associates, L.P. ("Autumn Park") incurred a net loss of $185,748 during the year ended December 31, 1999, and as of that date, Autumn Park's current liabilities exceeded its current assets by $56,741 and its total liabilities exceeded its total assets by $40,307. These factors, as well as uncertain conditions that Autumn Park faces regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies, and debt service requirements, create uncertainty about Autumn Park's ability to continue in existence. Autumn Park's management is developing a plan to improve tenant selection in order to reduce turnovers and vacancies. Autumn Park's management is also considering the possibility of refinancing the mortgage to reduce its annual debt service obligation. The ability of Autumn Park to continue in existence is dependent on increased cash flow from rent collections and/or reduced debt service requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if Autumn Park is unable to continue in existence.

ROBIN HOUSING ASSOCIATES
Robin Housing Associates ("Robin Housing") is a defendant in several personal injury lawsuits. Robin Housing's insurance carrier intends to defend Robin Housing vigorously. Management believes that the insurance coverage is adequate to cover any liability arising from this action. Since it is too premature to make an evaluation of the amount or range of Robin Housing's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $376,000. The Partnership's investment in Robin Housing was approximately $376,000 and $453,000 at March 15, 2000 and 1999, respectively, and the minority interest balance was approximately zero at each date. Robin Housing's net loss after minority interest amounted to approximately $78,000, $115,000 and $91,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2000



c)  Lease Commitment

One of the subsidiary partnerships entered into a forty-year ground lease for the land on which the building is built. As stipulated in the lease, the subsidiary partnership agrees to pay all real estate taxes, license and permit fees, among other charges that may be assessed upon the land or improvements. At December 31, 1999, the subsidiary partnership was committed to minimum future rentals on the noncancellable lease in the amount of $60,000 a year through 2028. The lease payments are payable from available cash and at December 31, 1999, the subsidiary partnership has accrued lease payments of $334,147.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 2000, uninsured cash and cash equivalents approximated $3,900,000.

e)  Other

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

f)  Tax Credits

The Partnership and BAC holders began recognizing Tax Credits with respect to the Properties when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increases over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1999, 1998 and 1997 tax years, Tax Credits of $3,090,724, $7,723,298 and $11,058,148 were generated.

A portion of the Tax Credits could be subject to recapture in future years if
(i) a Local Partnership ceases to meet qualification requirements, or (ii) there is a greater than one-third reduction in the Partnership's interest in a respective Project at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period.

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

RELATED CREDIT PROPERTIES INC.

NAME                                POSITION

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 60, is President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 45, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 44, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

GLENN F. HOPPS, 37, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                         Name and Address of          Amount and Nature of         Percentage
Title of Class           Beneficial Ownership         Beneficial Ownership           of Class
--------------           --------------------         --------------------         ------------
General Partnership      Related Credit               $1,000 capital contribution     98%
Interest in the          Properties L.P.              - directly owned
Partnership              625 Madison Avenue
                         New York, NY 10022

General Partnership      Liberty Associates III L.P.  $1,000 capital contribution       2%
Interest in the          625 Madison Avenue           - directly owned
Partnership              New York, NY 10022

Liberty Associates III L.P. holds a 1% limited partnership interest in each Local Partnership.

No person is known by the Partnership to be the beneficial owner of more than 5% percent of the Limited Partnership Interests and/or the BACs; and none of the General Partners nor any director or executive officer of any of the General Partners owns any Limited Partnership Interests or BACs.

On November 25, 1997, affiliates of the Related General Partner and LGP, then the general partners of the Partnership, entered into a Purchase Agreement pursuant to which the Transfer was effected. In addition to the Transfer, the Related General Partner also acquired LGP's special limited partner interest in the Partnership and its general partner interest in Liberty Associates. Prior to the Transfer, Liberty Associates was an affiliate of Lehman Brothers.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                               Sequential
                                                                                  Page
                                                                              ------------
(a) 1.   Financial Statements

         Independent Auditors' Report                                              18

         Consolidated Balance Sheets at March 15, 2000 and 1999                    85

         Consolidated Statements of Operations for the Years Ended March 15,
         2000, 1999 and 1998                                                       86

         Consolidated  Statements of Changes in Partners' (Deficit) Capital for
         the Years Ended March 15, 2000, 1999 and 1998                             87

         Consolidated Statements of Cash Flows for the Years Ended March 15,
         2000, 1999 and 1998                                                       88

         Notes to Consolidated Financial Statements                                90

(a) 2.   FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report                                             111

         Schedule I - Condensed Financial Information of Registrant               112

         Schedule III - Real Estate and Accumulated Depreciation                  115

         All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

(a) 3.   EXHIBITS

(3A)     Limited Partnership Agreement of Liberty Tax Credit Plus L.P. dated
         October 9, 1987 **

(3B)     Form of Amended  and  Restated  Agreement  of  Partnership  of Liberty
         Tax Credit  Plus L.P. (attached to Prospectus as Exhibit A) **

(3C)     Certificate of Limited Partnership of Liberty Tax Credit Plus L.P.,
         together with amendments filed September 14, 1987 and October 8, 1987
         **

(10A)    Form of Subscription Agreement (attached to Prospectus as Exhibit B)
         **

(10B)    Form of Purchase Agreement for purchase of Local Partnership Interests
         **

(10C)    Form of Local Partnership Agreement **






** Incorporated herein as an exhibit by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus L.P.'s Registration
         Statement on Form S-11, file No. 33-15479.

(21)     Subsidiaries of the Registrant - the Local Partnerships set forth in
         Item 2 may be considered subsidiaries of the Registrant                  108

(27)     Financial Data Schedule (filed herewith)                                 117


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


                    LIBERTY TAX CREDIT PLUS L.P.
                    ----------------------------
                            (Registrant)


                            By: RELATED CREDIT PROPERTIES L.P.,
                                a General Partner


                                By: Related Credit Properties Inc.,
                                    its General Partner


Date:  June 2, 2000
                            By: /s/ Alan P. Hirmes
                                ----------------------
                                Alan P. Hirmes
                                President and Chief
                                Executive Officer
                                (Principal Executive and
                                Financial Officer)


                                By: LIBERTY ASSOCIATES III, L.P.,
                                    a General Partner


                                    By: Related Credit Properties L.P.,
                                        its General Partner


                                    By: Related Credit Properties Inc.,
                                        its General Partner


Date:  June 2, 2000
                                        By: /s/ Alan P. Hirmes
                                            ----------------------
                                            Alan P. Hirmes
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive and
                                            Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                                   Title                                  Date
---------------------       -----------------------------------------------------   -------------

                             President and Chief Executive Officer, (principal
                             executive and financial officer) of Related Credit
                             Properties Inc., general partner of Related Credit
                             Properties L.P. (a General Partner of Registrant)
                             which is also the general partner of Liberty
/s/ Alan P. Hirmes           Associates III, L.P.
------------------           (a General Partner of Registrant)                      June 2, 2000
Alan P. Hirmes



                             Treasurer (principal accounting officer) of Related
                             Credit Properties Inc., general partner of Related
                             Credit Properties L.P. (a General Partner of
                             Registrant) which is also the general partner of
/s/ Glenn F. Hopps           Liberty Associates III, L.P.
------------------           (a General Partner of Registrant)                      June 2, 2000
Glenn F. Hopps



                             Director of Related Credit
                             Properties Inc., a general partner of
                             Related Credit Properties L.P.
                             (a General Partner of Registrant)
                             which is also the general partner of
/s/ Stephen M. Ross          Liberty Associates III, L.P.
-------------------          (a General Partner of Registrant)                      June 2, 2000
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 1, 2000 on page 18 and based on the reports of other auditors, we have also audited supporting Schedule I for the 1999, 1998 and 1997 Fiscal Years and Schedule III at March 15, 2000. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 1999 Fiscal Year, these subsidiary partnerships incurred significant operating losses and one is in default on its mortgage obligation. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these three subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' losses aggregated $935,034 (Fiscal 1999), $771,697 (Fiscal 1998) and $887,146 (Fiscal 1997) and their assets aggregated $15,479,899 and $16,073,230 at March 15, 2000 and 1999,
respectively. Management's plans regarding these matters are also discussed in
Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 1, 2000

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships):


                          LIBERTY TAX CREDIT PLUS L.P.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                   March 15,
                                                         --------------------------
                                                             2000          1999
                                                         ------------  ------------
Cash and cash equivalents                                $  3,141,017  $  1,363,687
Investment in subsidiary partnerships                      17,011,314    20,411,237
Advances to subsidiary partnership                                  0       944,070
Other assets                                                  183,009       200,497
                                                         ------------  ------------

Total assets                                              $20,335,340   $22,919,491
                                                           ==========    ==========

                        LIABILITIES AND PARTNERS' EQUITY

Due to general partner and affiliates                    $  4,606,658  $  4,089,452
                                                          -----------   -----------

Total liabilities                                           4,606,658     4,089,452

Partners' equity                                           15,728,682    18,830,039
                                                           ----------    ----------

Total liabilities and partners' equity                    $20,335,340   $22,919,491
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                       Year Ended March 15,
                                             ---------------------------------------
                                                2000           1999          1998
                                             -----------   -----------   -----------

Revenues                                     $    33,327   $    29,150   $     1,050
                                              ----------    ----------    ----------
Expenses

Administrative and management                    187,671       195,875       185,619
Administrative and management-related parties  1,321,348     1,291,615     1,257,379
                                             -----------   -----------   -----------

Total expenses                                 1,509,019     1,487,490     1,442,998
                                             -----------   -----------   -----------

Loss from operations                          (1,475,692)   (1,458,340)   (1,441,948)

Equity in loss of subsidiary partnerships     (1,625,665)   (2,599,395)   (2,078,777)
                                              ----------    ----------    ----------

Net loss                                     $(3,101,357)  $(4,057,735)  $(3,520,725)
                                              ==========    ==========    ==========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                  Year Ended March 15,
                                                        ---------------------------------------
                                                            2000           1999         1998
                                                        ------------  ------------  -----------
Cash flows from operating activities:

Net loss                                                $(3,101,357)  $(4,057,735)  $(3,520,725)
                                                         ----------    ----------    ----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                 1,625,665     2,599,395     2,078,777
Decrease in other assets                                     17,488        30,554        22,448
Proceeds from advances in subsidiary partnership            944,070       165,000             0

Increase (decrease) in liabilities

Due to general partners and affiliates                      517,206       453,327     1,236,970
                                                         ----------    ----------     ---------

Total adjustments                                         3,104,429     3,248,276     3,338,195
                                                          ---------     ---------     ---------

Net cash provided by (used in) operating activities           3,072      (809,459)     (182,530)
                                                          ---------    ---------     ---------

Net cash provided by investing activities:

Distributions from subsidiaries                           1,774,258     2,140,855       131,859
                                                          ---------     ---------    ----------

Net increase (decrease) in cash and cash equivalents      1,777,330     1,331,396       (50,671)

Cash and cash equivalents, beginning of year              1,363,687        32,291        82,962
                                                          ---------    ----------    ----------

Cash and cash equivalents, end of year                   $3,141,017    $1,363,687   $    32,291
                                                          =========     =========    ==========

                                    LIBERTY TAX CREDIT PLUS L.P.
                                          AND SUBSIDIARIES
                                            SCHEDULE III
                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                             Partnership Property Pledged as Collateral
                                           MARCH 15, 2000



                                                               Initial Cost          Cost            Gross Amount at which
                                                              to Partnership     Capitalized       Carried at Close of Period
                                                         ----------------------  Subsequent to  ---------------------------------
Subsidiary Partnership's                                          Buildings and  Acquisition:             Buildings and
Residential Property                    Encumbrances     Land      Improvements  Improvements    Land     Improvements      Total
-------------------------------------   ------------     ----     -------------  -------------  --------   -------------    -----
B & C Housing Associates, L.P.
  Tulsa, OK                            $ 5,531,959     $727,300   $ 5,420,791  $ 2,586,371     $729,685   $ 8,004,777   $ 8,734,462
State Street 86 Associates, L.P.
  Camden, NJ                             7,815,454      861,947    12,460,882      415,716      864,332    12,874,213    13,738,545
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                      5,834,354      491,209     6,548,849      479,816      493,594     7,026,280     7,519,874
Shiloh Grove L.P. (Mt Vernon)
  Columbus, OH                          13,021,976      764,874    16,618,743      489,506      767,259    17,105,864    17,873,123
Silver Blue Lake Apartments Ltd.
  Miami, FL                              3,457,500      537,204     4,755,176       55,766      539,589     4,808,557     5,348,146
Lancaster Towers Associates, Ltd.
  Lancaster, NY                          2,341,411      147,000     3,673,921      816,625      149,385     4,488,161     4,637,546
West Kinney Associates, L.P.
  Newark, NJ                             4,388,824      262,466     6,072,924      470,888      264,850     6,541,428     6,806,278
Autumn Park Associates, L.P.
  Wilsonville, OR                        3,869,942      369,932     2,251,887    3,564,042      938,336     5,247,525     6,185,861
Regent Street Associates, L.P.
  Philadelphia, PA                       4,363,075       40,000     7,387,283      234,000       42,384     7,618,899     7,661,283
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                       6,789,128      125,000     8,165,738      637,976      127,384     8,801,330     8,928,714
Greenleaf Associates L.P.
  Kansas City, MO                        4,371,809      695,000     5,125,103      297,606      697,384     5,420,325     6,117,709
Alameda Towers, Associates L.P.
  San Juan, PR                           8,370,695      644,000    15,157,047      615,950      646,384    15,770,613    16,416,997
Dixie Apartment Associates, Ltd.
  Miami, FL                                925,811      194,480     1,354,562       94,397      196,864     1,446,575     1,643,439
Ludlam Gardens Apartments, Ltd.
  Miami, FL                              2,592,269      755,057     3,943,234       95,274      757,441     4,036,124     4,793,565
Grove Park Associates, L.P. (Woodlawn)
  Chicago, IL                            4,645,108      600,000     9,386,536    8,179,027      602,384    17,563,179    18,165,563
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                            6,629,668      835,000     6,599,896    6,063,440      837,384    12,660,952    13,498,336
Apple Creek Housing Associates, Ltd.
  Arvada, CO                            12,055,572      618,136    10,973,665      718,645      620,520    11,689,926    12,310,446
Redwood Villa Associates
  San Diego, CA                          3,951,077            0     5,931,183       91,185        2,384     6,019,984     6,022,368
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                      4,205,593          100     7,893,416      382,430      143,846     8,132,100     8,275,946
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                       7,470,000      454,707     7,690,675    2,441,167      457,091    10,129,458    10,586,549
Bayridge Associates, L.P.
  Beaverton, OR                         10,424,629      917,682       488,333   11,128,953      920,066    11,614,902    12,534,968


                                                                                                     Life on which
                                                                                                    Depreciation in
                                                                        Year of                      Latest Income
Subsidiary Partnership's                             Accumulated     Construction/      Date          Statement is
Residential Property                                 Depreciation     Renovation      Acquired      Computed (a) (b)
-------------------------------------                ------------    -------------    --------      ----------------
B & C Housing Associates, L.P.
  Tulsa, OK                                           $3,363,357         1987         Dec. 1987    27.5 years
State Street 86 Associates, L.P.
  Camden, NJ                                           6,051,421         1987         Feb. 1988    27.5 years
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                    3,063,316         1987         Mar. 1988    15 to 27.5 years
Shiloh Grove L.P. (Mt Vernon)
  Columbus, OH                                         7,365,297         1987         Feb. 1988    27.5 years
Silver Blue Lake Apartments Ltd.
  Miami, FL                                            2,075,015         1987         Feb. 1988    27.5 years
Lancaster Towers Associates, Ltd.
  Lancaster, NY                                        1,899,201         1987         May 1988     27.5 years
West Kinney Associates, L.P.
  Newark, NJ                                           2,673,307         1983         June 1988    27.5 years
Autumn Park Associates, L.P.
  Wilsonville, OR                                      2,463,472         1988         June 1988    15 to 27.5 years
Regent Street Associates, L.P.
  Philadelphia, PA                                     3,222,323         1987         June 1988    27.5 years
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                     4,091,197         1987         July 1988    27.5 years
Greenleaf Associates L.P.
  Kansas City, MO                                      2,694,722         1987         July 1988    27.5 years
Alameda Towers, Associates L.P.
  San Juan, PR                                         4,280,462         1987         July 1988    40 years
Dixie Apartment Associates, Ltd.
  Miami, FL                                              587,046         1987         July 1988    27.5 years
Ludlam Gardens Apartments, Ltd.
  Miami, FL                                            1,663,209         1987         July 1988    27.5 years
Grove Park Associates, L.P. (Woodlawn)
  Chicago, IL                                          7,061,940         1988         July 1988    27.5 to 31.5 years
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                                          6,016,291         1988         July 1988    15 to 27.5 years
Apple Creek Housing Associates, Ltd.
  Arvada, CO                                           5,516,796         1988         June 1988    28 years
Redwood Villa Associates
  San Diego, CA                                        2,433,542         1988         Sept. 1988   27.5 years
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                    3,628,490         1987         Sept. 1988   27.5 years
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                                     3,216,827         1988         Sept. 1988   35 years
Bayridge Associates, L.P.
  Beaverton, OR                                        4,284,660         1988         Dec. 1988    15 to 27.5 years


                                    LIBERTY TAX CREDIT PLUS L.P.
                                          AND SUBSIDIARIES
                                            SCHEDULE III
                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                             Partnership Property Pledged as Collateral
                                           MARCH 15, 2000



                                                               Initial Cost          Cost            Gross Amount at which
                                                              to Partnership     Capitalized       Carried at Close of Period
                                                         ----------------------  Subsequent to  ---------------------------------
Subsidiary Partnership's                                          Buildings and  Acquisition:             Buildings and
Residential Property                    Encumbrances     Land      Improvements  Improvements    Land     Improvements      Total
-------------------------------------   ------------     ----     -------------  -------------  --------   -------------    -----
United-Pennsylvanian, L.P.
  Erie, PA                               3,504,561      217,000     4,191,327      951,658      219,385     5,140,600     5,359,985
2051 Grand Concourse Associates, L.P.
  Bronx, NY                              3,885,487       31,500     5,221,117       47,691       33,885     5,266,423     5,300,308
Concourse Artists Housing
  Associates, L.P.
  Bronx, NY                              1,546,817        5,750        16,100    2,278,151        8,135     2,291,866     2,300,001
Willoughby-Wycoff Housing
  Associates, L.P.
  Bronx, NY                              4,188,965       17,000        47,600    6,126,180       19,386     6,171,394     6,190,780
Robin Housing
  Bronx, NY                              5,332,550       26,750        70,700    8,163,046       29,136     8,231,360     8,260,496
Lund Hill Associates, L.P.
  Superior, WI                           3,511,130      205,000     4,877,828      664,982      207,900     5,539,910     5,747,810
Tanglewood Apartments, L.P.
  Joplin, MO                             3,236,330      114,932     5,233,022       87,367      117,832     5,317,489     5,435,321
Quality Hill Historic District-
  Phase II-A, L.P.
  Kansas City, MO                        3,369,418      215,181     6,403,141      217,032      267,233     6,568,121     6,835,354
Penn Alto Associates, L.P.
  Altoona, PA                            4,855,900       60,000     2,731,082    8,921,496       93,905    11,618,673    11,712,578
Sartain School Venture, L.P.
  Philadelphia, PA                       1,928,970        3,883     3,486,875      146,269        9,126     3,627,901     3,637,027
                                      ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                      $158,415,982  $10,938,090  $180,178,636  $67,462,652  $11,804,469  $246,774,909  $258,579,378
                                      ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                      ------------  -----------  ------------  -----------  -----------  ------------  ------------


                                                                                                     Life on which
                                                                                                    Depreciation in
                                                                        Year of                      Latest Income
Subsidiary Partnership's                             Accumulated     Construction/      Date          Statement is
Residential Property                                 Depreciation     Renovation      Acquired      Computed (a) (b)
-------------------------------------                ------------    -------------    --------      ----------------
United-Pennsylvanian, L.P.
  Erie, PA                                             3,117,491         1988         Dec. 1988    15 to 25 years
2051 Grand Concourse Associates, L.P.
  Bronx, NY                                            2,143,177         1986         Nov. 1988    27.5 years
Concourse Artists Housing
  Associates, L.P.
  Bronx, NY                                              935,427         1986         Nov. 1988    27.5 years
Willoughby-Wycoff Housing
  Associates, L.P.
  Bronx, NY                                            2,508,049         1987         Nov. 1988    27.5 years
Robin Housing
  Bronx, NY                                            3,339,763         1986         Nov. 1988    27.5 years
Lund Hill Associates, L.P.
  Superior, WI                                         1,508,511         1988         Jan. 1989    20 to 40 years
Tanglewood Apartments, L.P.
  Joplin, MO                                           2,209,306         1988         Oct. 1988    27.5 years
Quality Hill Historic District-
  Phase II-A, L.P.
  Kansas City, MO                                      1,736,893         1988         Mar. 1989    20 to 40 years
Penn Alto Associates, L.P.
  Altoona, PA                                          3,797,446         1989         June 1989    27.5 years
Sartain School Venture, L.P.
  Philadelphia, PA                                       870,759         1989         Aug. 1990    15 to 40 years
                                                     -----------
                                                     $99,818,713
                                                     -----------
                                                     -----------


(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over their estimated useful lives ranging from 3 to 20 years.

                                         Cost of Property and Equipment                       Accumulated Depreciation
                                -----------------------------------------------       ----------------------------------------------
                                                                        Year Ended March 15,
                                ----------------------------------------------------------------------------------------------------
                                    2000              1999              1998             2000               1999            1998
                                ------------      ------------      ------------      -----------       -----------      -----------
Balance at beginning of period  $257,331,091      $256,294,992      $254,813,961      $90,282,855       $80,873,882      $72,046,250
Additions during period:
Improvements                       1,248,287         1,036,099         1,481,031
Depreciation expense                                                                    9,535,858         9,408,973        8,827,632
Reductions during period:
Dispositions                               0                 0                 0                0                 0                0
                                ------------      ------------      ------------      -----------       -----------      -----------
Balance at end of period        $258,579,378      $257,331,091      $256,294,992      $99,818,713       $90,282,855      $80,873,882
                                ------------      ------------      ------------      -----------       -----------      -----------
                                ------------      ------------      ------------      -----------       -----------      -----------


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