Form 10-Q
period 2000-09-15
LIBERTY TAX CREDIT PLUS LP
filed 2000-10-13
CIK 818020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended September 15, 2000

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
                                   (Unaudited)

                                      ============   ============
                                      September 15,    March 15,
                                          2000            2000
                                      ------------   ------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $104,314,413 and $99,818,713
  respectively                        $154,537,403   $158,760,665
Cash and cash equivalents                4,884,404      5,940,310
Cash held in escrow                     12,295,117     10,986,005
Accounts receivable - tenants              779,263        790,793
Deferred costs - net of accumulated
  amortization of $3,128,474
  and $2,998,109, respectively           3,532,298      3,182,228
Other assets                             1,317,619      1,051,471
                                      ------------   ------------
Total assets                          $177,346,104   $180,711,472
                                      ============   ============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                      ============   ============
                                      September 15,    March 15,
                                          2000            2000
                                      ------------   ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                $157,743,263   $158,415,982
Accounts payable and other
  liabilities                           12,060,641     10,762,116
Due to local general partners and
  affiliates                            16,279,618     15,510,722
Due to general partners and
  affiliates                             5,367,139      5,092,462
Due to selling partners                  1,058,257      1,058,257
                                      ------------   ------------
Total liabilities                      192,508,918    190,839,539
                                      ------------   ------------


Minority interest                        2,689,535      2,947,532
                                      ------------   ------------

Commitments and contingencies
  (Note 4)

Partners' deficit:
Limited partners (15,987.5 BACs
  issued and outstanding)              (16,943,981)   (12,214,998)
General partners                          (908,368)      (860,601)
                                      ------------   ------------
Total partners' deficit                (17,852,349)   (13,075,599)
                                      ------------   ------------
Total liabilities and partners'
  deficit                             $177,346,104   $180,711,472
                                      ============   ============


See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                            ============================    ===========================
                                  Three Months Ended               Six Months Ended
                                     September 15,                   September 15,
                            ----------------------------    ---------------------------
                                 2000            1999*           2000            1999
                            ----------------------------    ---------------------------
Revenues
Rental income               $ 8,863,576     $ 8,717,274     $17,693,992     $17,195,143
Other                           268,012         279,525         565,950         530,099
                            -----------     -----------     -----------     -----------

                              9,131,588       8,996,799      18,259,942      17,725,242
                            -----------     -----------     -----------     -----------
Expenses
General and
  administrative              1,622,951       1,381,810       3,247,350       2,909,325
General and
  administrative-
  related parties
  (Note 2)                      669,904         675,855       1,336,781       1,344,398
Repairs and
  maintenance                 1,793,523       1,520,529       3,459,873       2,921,792
Operating and other           1,016,509         877,122       2,282,814       2,058,893
Taxes                           508,207         469,927         880,397         838,125
Insurance                       312,869         323,303         664,730         647,022
Financial                     3,226,530       3,179,930       6,764,030       6,322,385
Depreciation and
amortization                  2,320,033       2,278,196       4,626,065       4,551,326
                            -----------     -----------     -----------     -----------

Total expenses               11,470,526      10,706,672      23,262,040      21,593,266
                            -----------     -----------     -----------     -----------

Loss before minority
  interest                   (2,338,938)     (1,709,873)     (5,002,098)     (3,868,024)

Minority interest
  in loss of
  subsidiaries                   94,110          91,971         225,348         203,911
                            -----------     -----------     -----------     -----------

Net loss                    $(2,244,828)    $(1,617,902)    $(4,776,750)    $(3,664,113)
                            ===========     ===========     ===========     ===========

Net loss-
  limited partners          $(2,222,380)    $(1,601,723)    $(4,728,983)    $(3,627,472)
                            ===========     ===========     ===========     ===========

Number of
  BACs outstanding             15,987.5        15,987.5        15,987.5        15,987.5
                            ===========     ===========     ===========     ===========

Net loss per BAC            $   (139.00)    $   (100.18)    $   (295.79)    $   (226.89)
                            ===========     ===========     ===========     ===========

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                       ============    ============    ============
                                         Limited          General
                           Total         Partners         Partners
                       ------------    ------------    ------------
Partners'
  deficit -
  March 16, 2000       $(13,075,599)   $(12,214,998)   $   (860,601)

Net loss                 (4,776,750)     (4,728,983)        (47,767)
                       ------------    ------------    ------------

Partners'
  deficit -
  September 15, 2000   $(17,852,349)   $(16,943,981)   $   (908,368)
                       ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                           ============================
                                                  Six Months Ended
                                                    September 15,
                                           ----------------------------
                                                 2000            1999
                                           ----------------------------
Cash flows from
  operating activities:

Net loss                                   $ (4,776,750)   $ (3,664,113)
Adjustments to reconcile net loss
  to net cash (used in) provided
  by operating activities:
Depreciation and amortization                 4,626,065       4,551,326
Minority interest in loss of
  subsidiaries                                 (225,348)       (203,911)
Decrease in accounts
  receivable-tenants                             11,530         138,265
Increase in other assets                       (266,148)        (59,324)
Increase in accounts payable and
  other liabilities                           1,298,525       1,074,190
Increase in due to general partners
  and affiliates                                274,677         573,142
Increase in cash held
  in escrow                                  (1,060,051)       (748,512)
                                           ------------    ------------

Net cash (used in) provided by
  operating activities                         (117,500)      1,661,063
                                           ------------    ------------

Cash flows from investing activities:

Increase in cash held in escrow                (249,061)       (140,213)
Improvements to property and
  equipment                                    (272,438)       (483,107)
                                           ------------    ------------

Net cash used in investing activities          (521,499)       (623,320)
                                           ------------    ------------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                           ============================
                                                  Six Months Ended
                                                    September 15,
                                           ----------------------------
                                                 2000            1999
                                           ----------------------------
Cash flows from financing activities:

Increase in deferred costs                     (480,435)              0
Decrease in due to selling partners                   0         (27,865)
Proceeds from mortgage notes                 13,000,000               0
Repayments of mortgage notes                (13,672,719)     (1,335,917)
Increase in due to local general
  partners and affiliates                       975,190         472,553
Decrease in due to local general
  partners and affiliates                      (206,294)       (182,798)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest             (32,649)       (123,527)
                                           ------------    ------------

Net cash used in
  financing activities                         (416,907)     (1,197,554)
                                           ------------    ------------

Net decrease in cash and cash
  equivalents                                (1,055,906)       (159,811)

Cash and cash equivalents at
  beginning of period                         5,940,310       3,824,051
                                           ------------    ------------

Cash and cash equivalents at
  end of period                            $  4,884,404    $  3,664,240
                                           ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2000
                                   (Unaudited)

NOTE 1 - GENERAL

The consolidated financial statements include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 31 subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership ("General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the local general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes, the Partnership's fiscal quarter ends on September 15. All subsidiary partnerships have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 15. The Partnership's quarter ends on September 15, in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 2000, the results of operations for the three and six months ended September 15, 2000 and 1999 and cash flows for the six months ended September 15, 2000 and 1999. However, the operating results for the six months ended September 15, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial state-

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2000
                                   (Unaudited)

ments should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2000.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $64,000 and $49,000 and $132,000 and $113,000 for the three and six months ended September 15, 2000 and 1999, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

NOTE 2 - RELATED PARTY TRANSACTIONS

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2000
                                   (Unaudited)

The costs incurred to related parties for the three and six months ended September 15, 2000 and 1999 were as follows:

                             ===========================   ===========================
                                  Three Months Ended              Six Months Ended
                                     September 15,                 September 15,
                             ---------------------------   ---------------------------
                               2000           1999            2000           1999
                             ---------------------------   ---------------------------
Partnership
  management
  fees (a)                   $284,500       $284,500        $569,000       $569,000
Expense
  reimbursement (b)            50,003         37,860          79,178         71,656
Property management
  fees incurred to
  affiliates of the
  General Partners (c)         28,447         24,114          52,560         48,227
Local
  administrative fee (d)       18,000         18,500          36,000         37,000
                             --------       --------      ----------      ---------
Total general and
  administrative-
  General Partners            380,950        364,974         736,738        725,883
                             --------       --------      ----------      ---------

Property management
  fees incurred to
  affiliates of the
  subsidiary partnerships'
  general partners (c)        288,954        310,881         600,043        618,515
                             --------       --------      ----------      ---------

Total general and
  administrative-
  related parties            $669,904       $675,855      $1,336,781      $1,344,398
                             ========       ========      ==========      ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2000
                                   (Unaudited)

Partners amounting to approximately $4,821,000 and $4,502,000 were accrued and unpaid as of September 15, 2000 and March 15, 2000, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $83,000 and $105,000 were accrued and unpaid as of September 15, 2000 and March 15, 2000, respectively.

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $482,149 and $477,785 and $980,070 and $951,683 for the three and six months ended September 15, 2000 and 1999, respectively. Of these fees $288,954 and $310,881 and $600,043 and $618,515 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $28,447 and $24,114 and $52,560 and $48,227 were incurred to affiliates of the General Partners.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

NOTE 3 - MORTGAGE NOTES PAYABLE

2108 BOLTON DRIVE ASSOCIATES, L.P. ("BOLTON)
On February 1, 2000, Bolton refinanced its outstanding mortgage note payable. The new mortgage in the amount of $7,500,000 is payable in monthly installments of $58,094 including interest at the rate of 8.58% per annum through February 2007. At maturity,

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2000
                                   (Unaudited)

the remaining principal balance of approximately $7,080,000 will be due. Proceeds from the new mortgage were used to pay the prior mortgage note payable, repay the balance advanced from the Partnership, establish escrows, pay refinancing costs and to return capital of approximately $1,600,000 to the limited partners.

WALNUT PARK PLAZA ASSOCIATES ("WALNUT PARK")
At December 31, 1999, Walnut Park was in default under the terms of the Bond Indenture. On April 11, 2000, the Redevelopment Authority of the City of Philadelphia issued bonds (the "New Bonds"), most of the proceeds of which were applied to purchase other bonds (the "Old Bonds") held by Municipal Capital Appreciation Partners I, L.P. ("MCAP"). Both sets of bonds were secured by a mortgage on the low-income apartment project (the "Project") owned by Walnut Park. MCAP has retained ownership of approximately $3,000,000 of the Old Bonds, which are now secured by a second mortgage on the Project, and which is subordinate to the $5,500,000 mortgage on the Project which secures the New Bonds. In connection with that transaction, the former general partner of Walnut Park, which was Whitney-Pitts, LLC, withdrew from Walnut Park and was replaced by Walnut Park Management, Inc., a Maryland corporation which is an affiliate of the current management agent for the Project. In addition, Walnut Park granted MCAP an option to acquire the Project at any time up to and including October 1, 2018. If that option is exercised prior to October 30, 2003, the option price is set at the fair market value of the Project. For any exercise of that option thereafter, the option price is set at $1.00.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The following disclosure includes changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 15, 2000.

ROBIN HOUSING ASSOCIATES
Robin Housing Associates ("Robin Housing") is a defendant in several personal injury lawsuits. Robin Housing's insurance carrier intends to defend Robin Housing vigorously. Management believes that the insurance coverage is adequate to cover any li-

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2000
                                   (Unaudited)

ability arising from this action. Since it is too premature to make an evaluation of the amount or range of Robin Housing's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital has been invested in 31 Local Partnerships.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. This source is available to meet obligations of the Partnership. During the six months ended September 15, 2000 and 1999 such distributions amounted to approximately $25,000 and $86,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $4,904,000 and $4,607,000 were accrued and unpaid as of September 15, 2000 and March 15, 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

For the six months ended September 15, 2000, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships decreased approximately $1,056,000. This decrease is attributable to an increase in property and equipment ($272,000), an increase in deferred costs ($480,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($33,000), an increase in cash held in escrow relating to investing activities ($249,000), net proceeds and principal repayment of mortgage notes ($673,000) and cash used in operating activities ($118,000) which exceeded a net increase in due to local general partners and affiliates ($769,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $4,626,000.

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

All 31 Local Partnerships fully have or had their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount. The Local Partnership's allocation of tax credits to the Partnership will expire over the next year.

RESULTS OF OPERATIONS

Results of operations for the three and six months ended September 15, 2000 and 1999 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 2% and 3% for the three and six months ended September 15, 2000 as compared to the corresponding periods in 1999 primarily due to rental rate increases.

Total expenses excluding general and administrative, repairs and maintenance and operating and other remained fairly consistent with increases of approximately 2% and 4% for the three and six months ended September 15, 2000 as compared to the corresponding periods in 1999.

General and administrative increased approximately $241,000 and $338,000 for the three and six months ended September 15, 2000, as compared to the corresponding periods in 1999 primarily due to an increase in management fees at two Local Partnerships, an increase in bad debts at a third Local Partnership, increases in office salaries and temporary help at a fourth and fifth Local Partnership and an increase in legal fees at the Partnership level.

Repairs and maintenance increased approximately $273,000 and $538,000 for the three and six months ended September 15, 2000 as compared to the corresponding periods in 1999 primarily due to laundry room repairs at one Local Partnership, painting of the building at a second Local Partnership, carpet replacement and repaving of the parking lot at a third Local Partnership and the replacement of carpets and cabinets due to a fire at a fourth Local Partnership.

Operating and other increased approximately $139,000 and $224,000 for the three and six months ended September 15, 2000, as compared to the corresponding periods in 1999 primarily due to an increase in utility expenses at four Local Partnerships.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                              By: RELATED CREDIT PROPERTIES L.P.,
                                  a General Partner

                              By: Related Credit Properties Inc.,
                                  its General Partner

Date: October 11, 2000

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes,
                                      President and Chief Executive
                                      Officer
                                      (Principal Executive and Financial
                                      Officer)

Date: October 11, 2000
                                  By: /s/ Glenn F. Hopps
                                      ------------------
                                      Glenn F. Hopps,
                                      Treasurer
                                      (Principal Accounting Officer)

                              By: LIBERTY ASSOCIATES III, L.P.,
                                  a General Partner

                              By: Related Credit Properties L.P.,
                                  its General Partner

                              By: Related Credit Properties Inc.,
                                  its General Partner

Date: October 11, 2000

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes,
                                      President and Chief Executive
                                      Officer
                                      (Principal Executive and Financial
                                      Officer)

Date: October 11, 2000

                                  By: /s/ Glenn F. Hopps
                                      ------------------
                                      Glenn F. Hopps,
                                      Treasurer
                                      (Principal Accounting Officer)