Form 10-Q
period 2000-12-15
LIBERTY TAX CREDIT PLUS LP
filed 2001-01-22
CIK 818020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended December 15, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


         DELAWARE                             13-3446500
---------------------------               -------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK               10022
----------------------------------------           ----------
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

                         PART I - Financial Information

Item 1.  Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                           --------------    --------------
                                            December 15,        March 15,
                                                2000              2000
                                           --------------    --------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $106,550,132 and $99,818,713
  respectively                             $  152,498,494       158,760,665
Cash and cash equivalents                       5,220,772         5,940,310
Cash held in escrow                            11,887,436        10,986,005
Accounts receivable - tenants                     798,739           790,793
Deferred costs - net of accumulated
  amortization of $3,200,199
  and $2,998,109, respectively                  3,585,762         3,182,228
Other assets                                    1,596,359         1,051,471
                                           --------------    --------------
Total assets                               $  175,587,562    $  180,711,472
                                           ==============    ==============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                           --------------    --------------
                                            December 15,        March 15,
                                                2000              2000
                                           --------------    --------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                     $  156,860,510    $  158,415,982
Accounts payable and other
  liabilities                                  12,632,709        10,762,116
Due to local general partners and
  affiliates                                   16,545,496        15,510,722
Due to general partners and
  affiliates                                    5,711,562         5,092,462
Due to selling partners                         1,058,257         1,058,257
                                           --------------    --------------
Total liabilities                             192,808,534       190,839,539
                                           --------------    --------------


Minority interest                               2,565,922         2,947,532
                                           --------------    --------------

Commitments and contingencies
  (Note 4)

Partners' deficit:
Limited partners (15,987.5 BACs
  issued and outstanding)                     (18,859,180)      (12,214,998)
General partners                                 (927,714)         (860,601)
                                           --------------    --------------
Total partners' deficit                       (19,786,894)      (13,075,599)
                                           --------------    --------------
Total liabilities and partners'
  deficit                                  $  175,587,562    $  180,711,472
                                           ==============    ==============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                         ----------------------------    ----------------------------
                              Three Months Ended               Nine Months Ended
                                  December 15,                    December 15,
                         ----------------------------    ----------------------------
                             2000            1999            2000            1999
                         ----------------------------    ----------------------------
Revenues
Rental income            $  8,892,428    $  8,674,593    $ 26,586,420    $ 25,869,736
Other                         427,043         337,940         992,993         868,039
                         ------------    ------------    ------------    ------------
                            9,319,471       9,012,533      27,579,413      26,737,775
                         ------------    ------------    ------------    ------------
Expenses
General and
  administrative            1,438,884       1,420,618       4,686,234       4,329,943
General and
  administrative-
  related parties
  (Note 2)                    673,637         717,185       2,010,418       2,061,583
Repairs and
  maintenance               1,757,324       1,882,678       5,217,197       4,739,471
Operating and
  other                       949,673         897,699       3,232,487       3,021,591
Taxes                         501,281         545,500       1,381,678       1,383,625
Insurance                     388,118         358,003       1,052,848       1,005,025
Financial                   3,361,269       3,243,754      10,125,299       9,566,139
Depreciation and
  amortization              2,307,444       2,289,390       6,933,509       6,840,716
                         ------------    ------------    ------------    ------------

Total expenses             11,377,630      11,354,827      34,639,670      32,948,093
                         ------------    ------------    ------------    ------------

Loss before
  minority
  interest                 (2,058,159)     (2,342,294)     (7,060,257)     (6,210,318)

Minority interest
  in loss of
  subsidiaries                123,614         123,458         348,962         327,369
                         ------------    ------------    ------------    ------------

Net loss                 $ (1,934,545)   $ (2,218,836)   $ (6,711,295)   $ (5,882,949)
                         ============    ============    ============    ============

Net loss-limited
  partners               $ (1,915,199)   $ (2,196,648)   $ (6,644,182)   $ (5,824,120)
                         ============    ============    ============    ============

Number of BACs
  outstanding                15,987.5        15,987.5        15,987.5        15,987.5
                         ============    ============    ============    ============

Net loss per BAC         $    (119.79)   $    (137.40)   $    (415.59)   $    (364.29)
                         ============    ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                         --------------------------------------------
                                           Limited         General
                             Total         Partners        Partners
                         --------------------------------------------
Partners'
  deficit -
  March 16, 2000         $(13,075,599)   $(12,214,998)   $   (860,601)

Net loss                   (6,711,295)     (6,644,182)        (67,113)
                         ------------    ------------    ------------

Partners'
  deficit -
  December 15, 2000      $(19,786,894)   $(18,859,180)   $   (927,714)
                         ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                ----------------------------
                                                      Nine Months Ended
                                                         December 15,
                                                ----------------------------
                                                     2000           1999
                                                ----------------------------
Cash flows from operating activities:

Net loss                                        $ (6,711,295)   $ (5,882,949)
Adjustments to reconcile net loss
  to net cash provided
  by operating activities:
Depreciation and amortization                      6,933,509       6,840,716
Minority interest in loss of
  subsidiaries                                      (348,962)       (327,369)
(Increase) decrease in accounts
  receivable-tenants                                  (7,946)         38,331
Increase in other assets                            (544,888)       (202,379)
Increase in accounts payable and
  other liabilities                                1,870,593       1,908,105
Increase in due to general partners
  and affiliates                                     619,100         196,705
Increase in cash held in escrow                     (769,085)       (892,678)
                                                ------------    ------------

Net cash provided by
  operating activities                             1,041,026       1,678,482
                                                ------------    ------------

Cash flows from investing activities:

Increase in cash held in escrow                     (132,346)       (149,913)
Improvements to property and
  equipment                                         (469,248)       (786,261)
                                                ------------    ------------

Net cash used in investing activities               (601,594)       (936,174)
                                                ------------    ------------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                ----------------------------
                                                      Nine Months Ended
                                                         December 15,
                                                ----------------------------
                                                     2000           1999
                                                ----------------------------
Cash flows from financing activities:

Increase in deferred costs                          (605,624)              0
Decrease in due to selling partners                        0         (27,865)
Proceeds from mortgage notes                      13,000,000               0
Repayments of mortgage notes                     (14,555,472)     (2,128,966)
Increase in due to local general
  partners and affiliates                          1,247,376         684,859
Decrease in due to local general
  partners and affiliates                           (212,602)       (300,689)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                  (32,648)        (80,955)
                                                ------------    ------------

Net cash used in financing activities             (1,158,970)     (1,853,616)
                                                ------------    ------------

Net decrease in cash and cash
  equivalents                                       (719,538)     (1,111,308)

Cash and cash equivalents at
  beginning of period                              5,940,310       3,824,051
                                                ------------    ------------

Cash and cash equivalents at
  end of period                                 $  5,220,772    $  2,712,743
                                                ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2000
                                   (Unaudited)

NOTE 1 - GENERAL

The consolidated financial statements include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 31 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership") in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the local general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes, the Partnership's fiscal quarter ends on December 15. All subsidiary partnerships have fiscal quarters ending
September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 15. The Partnership's quarter ends on December 15, in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 15, 2000, the results of operations for the three and nine months ended December 15, 2000 and 1999 and cash flows for the nine months ended December 15, 2000 and 1999. However, the operating results for the nine months ended December 15, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial state-

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2000
                                   (Unaudited)

ments should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2000.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $46,000 and $64,000 and $178,000 and $177,000 for the three and nine months ended December 15, 2000 and 1999, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

NOTE 2 - RELATED PARTY TRANSACTIONS

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2000
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended December 15, 2000 and 1999 were as follows:

                            -----------------------   -----------------------
                              Three Months Ended         Nine Months Ended
                                  December 15,              December 15,
                            -----------------------   -----------------------
                               2000         1999         2000         1999
                            -----------------------   -----------------------
Partnership manage-
  ment fees (a)             $  284,500   $  284,500   $  853,500   $  853,500
Expense reimburse-
  ment (b)                      59,265       79,774      138,443      151,430
Property manage-
  ment fees incurred
  to affiliates of
  the General
  Partners (c)                  26,280       24,113       78,840       72,340
Local administra-
  tive fee (d)                  18,000       19,000       54,000       56,000
                            ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partners             388,045      407,387    1,124,783    1,133,270
                            ----------   ----------   ----------   ----------
Property manage-
  ment fees
  incurred to
  affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)                 285,592      309,798      885,635      928,313
                            ----------   ----------   ----------   ----------

Total general and
  administrative-
  related parties           $  673,637   $  717,185   $2,010,418   $2,061,583
                            ==========   ==========   ==========   ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2000
                                   (Unaudited)

their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $5,105,000 and $4,502,000 were accrued and unpaid as of December 15, 2000 and March 15, 2000, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $142,000 and $105,000 were accrued and unpaid as of December 15, 2000 and March 15, 2000, respectively.

The General Partners have continued advancing and allowing the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $403,862 and $471,745 and $1,383,932 and $1,423,428 for the three and nine months ended December 15, 2000 and 1999, respectively. Of these fees $285,592 and $309,798 and $885,635 and $928,313 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $26,280 and $24,113 and $78,840 and $72,340 were incurred to affiliates of the General Partners.

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

NOTE 3 - MORTGAGE NOTES PAYABLE

2108 BOLTON DRIVE ASSOCIATES, L.P. ("BOLTON)

On February 1, 2000, Bolton refinanced its outstanding mortgage note payable. The new mortgage in the amount of $7,500,000 is

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2000
                                   (Unaudited)

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

ROBIN HOUSING ASSOCIATES

Robin Housing Associates ("Robin Housing") is a defendant in several personal injury lawsuits. Robin Housing's insurance car-

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2000
                                   (Unaudited)

rier intends to defend Robin Housing vigorously. The Local General Partner believes that the insurance coverage is adequate to cover any liability arising from this action. Since it is too premature to make an evaluation of the amount or range of Robin Housing's potential loss, it is the Local General Partner's opinion that no accrual for potential losses is currently warranted in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital has been invested in 31 Local Partnerships.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. This source is available to meet obligations of the Partnership. During the nine months ended December 15, 2000 and 1999 such distributions amounted to approximately $30,000 and $86,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $5,248,000 and $4,607,000 were accrued and unpaid as of December 15, 2000 and March 15, 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

For the nine months ended December 15, 2000, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships decreased approximately $720,000. This decrease is attributable to an increase in property and equipment ($469,000), an increase in cash held in escrow relating to investing activities ($132,000), an increase in deferred costs ($606,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($33,000), and net proceeds and principal repayment of mortgage notes ($1,555,000) which exceeded cash used in operating activities ($1,041,000) and a net increase in due to local general partners and affiliates relating to financing activities ($1,035,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $6,934,000.

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

RESULTS OF OPERATIONS

Results of operations for the three and nine months ended December 15, 2000 and 1999 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 3% for both the three and nine months ended December 15, 2000 as compared to the corresponding periods in 1999 primarily due to rental rate increases.

Other income increased approximately $89,000 and $125,000 for the three and nine months ended December 15, 2000 as compared to the corresponding periods in 1999 primarily due to higher cash balances earning interest at the Partnership level and at one Local Partnership.

Total expenses excluding repairs and maintenance remained fairly consistent with increases of approximately 2% and 4% for the three and nine months ended December 15, 2000 as compared to the corresponding periods in 1999.

Repairs and maintenance increased approximately $478,000 for the nine months ended December 15, 2000 as compared to the corresponding period in 1999 primarily due to laundry room repairs at one Local Partnership, painting of the building at a second Local Partnership, and installation of security bars on apartments and furnishing the new onsite office at a third Local Partnership.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

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

                        LIBERTY TAX CREDIT PLUS L.P.
                        ----------------------------
                                (Registrant)

                           By: RELATED CREDIT PROPERTIES L.P.,
                               a General Partner

                               By: Related Credit Properties Inc.,
                                   its General Partner

Date:  January 18, 2001
                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes,
                                       President and Chief Executive
                                       Officer
                                       (Principal Executive and Financial
                                       Officer)

Date:  January 18, 2001
                                   By: /s/ Glenn F. Hopps
                                       ------------------
                                       Glenn F. Hopps,
                                       Treasurer
                                       (Principal Accounting Officer)

                           By: LIBERTY ASSOCIATES III, L.P.,
                               a General Partner

                               By: Related Credit Properties L.P.,
                                   its General Partner

                               By: Related Credit Properties Inc.,
                                   its General Partner

Date: January 18, 2001
                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes,
                                       President and Chief Executive
                                       Officer
                                       (Principal Executive and Financial
                                       Officer)

Date:  January 18, 2001
                                   By: /s/ Glenn F. Hopps
                                       ------------------
                                       Glenn F. Hopps,
                                       Treasurer
                                       (Principal Accounting Officer)