Form 10-K
period 2001-03-15
LIBERTY TAX CREDIT PLUS LP
filed 2001-06-06
CIK 818020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 15, 2001
                                        OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-17015

                           LIBERTY TAX CREDIT PLUS L.P.
                           ----------------------------
              (Exact name of registrant as specified in its charter)

                  Delaware
--------------------------------------------                     13-3446500
                                                                 -------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                  Identification
No.)

625 Madison Avenue, New York, New York                              10022
--------------------------------------                         -----------------
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

                                     PART I

Item 1.  Business.

General
-------

Liberty Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 26, 1987. Since November 25, 1997, the general partners of the Partnership have been Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates", and together with the Related General Partner, the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Related Credit Properties Inc., a Delaware corporation. The general partner of Liberty Associates is the Related General Partner. On November 25, 1997, affiliates of the Related General Partner and Liberty GP Inc. ("LGP"), then the general partners of the Partnership, entered into a Purchase Agreement pursuant to which the Related General Partner purchased LGP's general partnership interest in the Partnership (the "Transfer"). In addition to the Transfer, the Related General Partner also acquired LGP's special limited partnership interest in the Partnership and its general partnership interest in Liberty Associates. Prior to the Transfer, Liberty Associates was an affiliate of Lehman Brothers.

On November 20, 1987, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), pursuant to a prospectus dated November 20, 1987, as supplemented by the supplements thereto dated January 14, 1988 and March 14, 1988 (as so supplemented, the "Prospectus"). As of April 4, 1988 (the date on which the Partnership held the final closing of the sale of BACs and on which the Offering was terminated), the Partnership had received $79,937,500 of gross proceeds of the Offering from 5,525 investors.

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships," "subsidiaries" or "subsidiary partnerships") which own leveraged low and moderate-income multifamily residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning Properties ("Rehabilitation Projects") that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit", and together with the Low-Income Housing Tax Credit, "Tax Credits"). The Partnership's investment in each Local Partnership represents a 20% to 98% interest in each of the Local Partnerships. As of March 15, 2001, the Partnership had acquired interests in 31 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties, below.

Liberty Associates is the special limited partner in all 31 Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner, which permit it to exercise control over the management and policies of the Local Partnerships.

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to substantial Housing Tax Credits (and potentially Historic Rehabilitation Tax Credits) over the period of the Partnership's entitlement to claim Housing Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service);

2. Participate in any capital appreciation in the value of the Properties and provide distributions of sale or refinancing proceeds upon the disposition of the Properties;

3.  Preserve and protect the Partnership's capital;

4. Provide cash distributions, when available, from the operations of Apartment Complexes and Rehabilitation Projects; and

5. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset active business income.

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Tax Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by respective state credit agencies the authority to recognize Tax Credits during the Tax Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

The Partnership is in the final year of its Tax Credit Period.

As of March 15, 2001, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales. Accordingly, at this time there can be no assurance that the Partnership will achieve each of its investment objectives.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 20% of the Properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential properties.

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

Except for the seven Local Partnerships listed below, the following is the allocation of ownership percentage for each of the Local Partnerships:

General Partner                                       1%
Special Limited Partner                               1%
Limited Partner - Liberty Tax Credit Plus L.P.       98%

                   General         Special       Liberty Tax        Other
                  Partner(s)  Limited Partners Credit Plus L.P.Limited Partners*
                    ---------- ----------------  -----------   ---------------
Partners*

Shiloh Grove           5%              1%            94%                0%
Concourse Artists      1%              1%            79%               19%
Grand Concourse        1%              1%            79%               19%
Robin Housing          1%              1%            79%               19%
Willoughby - Wyckoff   1%              1%            79%               19%
Penn Alto              1%              1%            19.60%            78.40%
Sartain                1%              1%            71.54%            26.46%

*Affiliates of the Partnership with same management

                           Local Partnership Schedule
                                   (continued)
Name and Location                           %  of  Units  Occupied  at May 1,
                                                     --------------------------
(Number of Units)               Date Acquired    2001   2000  1999   1998 1997
-----------------                -------------    ----   ----  ----   ---- ----

B & C Housing Associates, L.P.   December 1987     93     92     91    93     86
  Tulsa, OK (220)

State Street 86 Associates, L.P. February 1988     97    100     97    99     98
  Camden, NJ (200)

Fox Glenn Investors, L.P.        March 1988        97     93     97    94     96
  Seat Pleasant, MD (172)

Shiloh-Grove L.P. (Mt. Vernon)   February 1988     99     94     97    96     93
  Columbus, OH (394)

Silver Blue Lake Apartments, LTD.February 1988     87     93     92    99     98
  Miami, FL (123)

Lancaster Towers Associates, LTD May 1988         100    100     99   100    100
  Lancaster, NY (157)

West Kinney Associates, L.P.     June 1988         97     94     98    99     97
  Newark, NJ (114)

Autumn Park Associates, L.P.     June 1988         95     93     83    88     96
  Wilsonville, OR (144)

Regent Street Associates, L.P.   June 1988         94     93     89    90    100
  Philadelphia, PA (80)

Magnolia Arms Associates, LTD.   July 1988         90     91     94    89     96
  Jacksonville, FL (232)

Greenleaf Associates, L.P.       July 1988         97     97     97    97     95
  Kansas City, Mo (195)

Alameda Towers Associates, L.P.  July 1988         99     99     96    99     99
  San Juan, PR (150)

Dixie Apartment Associates, LTD. July 1988         97    100    100   100    100
  Miami, FL (29)

Ludlam Gardens Apartments, LTD.  July 1988         99     97     97   100    100
  Miami, FL (90)

Grove Parc Associates, L.P.
  (Woodlawn)                    July 1988         94     95     98    98     98
  Chicago, IL (504)

2108 Bolton Drive Associates, L.P. July 1988        97     99    100    96   99
  Atlanta, GA (358)

Apple Creek Housing
  Associates, LTD.               June 1988         99     98     90    98     98
  Arvado, CO (195)

Redwood Villa Associates         September 1988   100     99     98    96     98
  San Diego, CA (92)

Charles Drew Court
  Associates, L.P.               September 1988    97    100    100    99     95
  Atlantic City, NJ (38)

Walnut Park Plaza
  Associates, L.P.               September 1988    83     89     86    87     88
  Philadelphia, PA (227)

Bayridge Associates, L.P.       December 1988     97     90     96    94     93
  Beaverton, OR (246)

United-Pennsylvanian, L.P.      December 1988     99     99     98   100     96
  Erie, PA (112)

2051 Grand Concourse
  Associates, L.P.              November 1988    100     95     98    94     97
  Bronx, NY (63)

Concourse Artists Housing
  Associates, L.P.              November 1988     96     96     96    91     96
  Bronx, NY (23)

Willoughby/Wycoff Housing
  Associates, L.P.              November 1988     87     87     93    91     93
  Bronx, NY (68)

Robin Housing Associates, L.P.   November 1988     93     98     98    95     99
  Bronx, NY (100)

Lund Hill Associates, L.P.       January 1989     100    100    100   100    100
  Superior, WI (150)

Tanglewood Apartments, L.P.      October 1988      93     96     89    78     85
  Joplin, MO (176)

Quality Hill Historic District-
  Phase II-A, L.P.               March 1989        92     98    100    97     98
  Kansas City, MO (49)

Penn Alto Associates, L.P.       June 1989         82     82     89    87     81
  Altoona, PA (150)

Sartain School Venture, L.P.     August 1990       97    100     91   100    100
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

Additionally, the Local General Partners were generally required to enter into a Rent-Up Guaranty Agreement, whereby the Local General Partner agreed to pay liquidated damages if predetermined occupancy rates were not achieved. These payments were to be made without right of repayment. In most instances, if rental achievement was not met by a specified date, the Local General Partner was also required to pay to the Local Partnership a return of capital and interest thereon, as stated in the Local Partnership's partnership agreement. Security for these agreements was generally provided in the form of letters of credit and/or escrow deposits provided by the Local General Partner.

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

Management annually reviews the physical state of the Properties and budgets improvements when required, which improvements are generally funded from cash flow from operations or release of replacement reserve escrows to the extent available.

Management continuously reviews the insurance coverage of the Properties and believes such coverage is adequate.

See Item 1., Business, above for the general competitive conditions to which the Properties described above are subject.

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

The Partnership has 5,556 registered holders of an aggregate of 15,987.5 BACs, as of May 15, 2001.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the two General Partners.

Certain Local Partnerships are subject to HUD restrictions which limit annual cash distributions to partners and restrict the Local Partnerships from selling or otherwise liquidating their assets without HUD's approval during the period that the agreement with HUD is in existence.

There are no material legal restrictions in the Partnership Agreement on the ability to make distributions.

The Partnership has made no distributions to the BACs holders as of March 15, 2001. The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                   For the YearEnded March 15,
OPERATIONS
----------             --------    --------     --------     -------- -------
                       2001        2000         1999         1998         1997
                       ----------  ----------   ----------   -----------  ----

Revenues            $37,421,097 $36,518,877  $36,007,881  $35,350,849  $ 35,324,316

Operating expenses     (46,357,904)(45,568,571) (44,080,952) (42,873,491) (43,324,501)
                       ----------- -----------  -----------  -----------  -----------

Loss before
  minority interest
  and extraordinary     (8,936,807) (9,049,694)  (8,073,071) (7,522,642)  (8,000,185)
  item

Minority interest
  in loss of
  subsidiaries             475,683     461,338      344,685     347,557      382,054
                           -------     -------      -------     -------      -------

Loss before
  extraordinary item    (8,461,124) (8,588,356)  (7,728,386) (7,175,085)  (7,618,131)

Extraordinary item
                           500,000           0     (530,379)          0            0
                           -------     -------     --------      ------     --------

Net loss               $ (7,961,124)$(8,588,356) $(8,258,765) $(7,175,085) $(7,618,131)
                        ==========  ==========   ==========  ==========   ==========

Loss before
  extra-ordinary
  item per BAC         $   (523.94) $  (531.82) $   (478.57)$(444.31)   $ (471.74)

Extraordinary item
  per BAC
                             30.96          0        (32.84)          0            0
                           -------      -----      --------      ------       ------

Net loss per
  weighted average
  BAC                   $  (492.98) $  (531.82) $   (511.41)$(444.31)    $(471.74)
                           =======     =======      ======== =======      =======




                                                   March 15,
FINANCIAL POSITION
------------------     --------    ---------    ---------    ---------  -------
                       2001        2000         1999         1998         1997
                       ----------  -----------  -----------  -----------  ----

Total assets         $ 178,650,012 $180,711,472 $ 186,633,608 $ 193,686,678 $ 200,797,952
                       ===========  =========== ===========  ===========  ===========

Total liabilities     $(197,201,242$(190,839,539$(187,558,858$(183,787,909 $(183,727,165)
                       ============ ============ ============ ============  ===========

Minority interest     $(2,485,493)  $(2,947,532) $(3,561,993)  $(6,127,247) $(6,124,180)
                        ==========   ========== ==========    ==========   ==========

Total partners'
  (deficit) capital   $ (21,036,723) $(13,075,599) $(4,487,243)   $ 3,771,522  $ 10,946,607
                       ===========  =========== ==========     =========   ==========

During the years ended March 15, 1997 through 2001, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds is the cash distributions from operations of the Local Partnerships in which the Partnership has invested. This source is available to meet obligations of the Partnership. During the years ended March 15, 2001, 2000 and 1999, such distributions amounted to approximately $53,000, $1,774,000 and $2,141,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $5,545,000, $4,607,000 and $4,089,000 were accrued and unpaid as of March 15, 2001, 2000 and 1999, respectively. In particular, partnership management fees owed to the General Partners amounting to approximately $5,390,000 and $4,502,000 were accrued and unpaid as of March 15, 2001 and 2000, respectively. Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $155,000 and $105,000 were accrued and unpaid as of March 15, 2001 and 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

During the year ended March 15, 2001, cash and cash equivalents of the Partnership increased approximately $720,000. This increase was primarily due to cash provided by operating activities ($2,103,000) and net proceeds and principal payments of mortgage notes ($6,284,000) which exceeded an increase in cash held in escrow for investing activities ($4,061,000), a net decrease in due to Local General Partners and affiliates from financing activities ($1,560,000), improvements to property and equipment ($1,039,000) and an increase in deferred costs ($1,106,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($9,521,000).

A working capital reserve of approximately $2,671,000 remained unused at March 15, 2001.

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

Results of Operations
---------------------

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

Through March 15, 2001, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

The following is a summary of the results of operations of the Partnership for the years ended March 15, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively).

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

The net loss for the 2000, 1999 and 1998 Fiscal Years totaled $7,961,124, $8,588,356 and $8,258,765, respectively. The 2000 and 1998 Fiscal Years are net of an extraordinary gain and loss of $500,000 and ($530,379), respectively.

The Partnership continues to meet the investment objective of generating Housing Tax Credits to qualified BACs holders. To date, all of the Local Partnerships have remained in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $398,165, $3,090,724 and $7,723,298 in Tax Credits for the 2000, 1999 and 1998
tax years, respectively. The Partnership is in the final year of its Tax Credit period.

2000 vs. 1999
-------------
Rental income increased approximately 2% for the 2000 Fiscal Year as compared to the corresponding period in 1999 primarily due to rental rate increases.

Other increased approximately $206,000 for the 2000 Fiscal Year as compared to the corresponding period in 1999 primarily due to one Local Partnership receiving a grant from the United States Department of Housing and Urban Development ("HUD") and higher cash and cash equivalents balances at the Partnership level.

Total expenses remained fairly consistent for the 2000 Fiscal Year as compared to the corresponding period in 1999 with an increase of approximately 2%.

1999 vs. 1998
-------------
Rental income increased approximately 1% for the 1999 Fiscal Year as compared to the corresponding period in 1998 primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance, remained fairly consistent for the 1999 Fiscal Year as compared to the corresponding period in 1998 with an increase of approximately 1%.

Repairs and maintenance increased approximately $975,000 for the 1999 Fiscal Year as compared to the corresponding period in 1998 primarily due to roof repairs at one Local Partnership, painting, roof repairs and carpet replacement at a second Local Partnership, an increase in snow removal at a third Local Partnership and painting and a change in the security company at a fourth Local Partnership.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Redwood Villa Associates, L.P.
------------------------------
Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 2000 Fiscal Year, Redwood experienced a loss of $186,845, including $217,259 of depreciation and $4,553 of amortization and at December 31, 2000 had a working capital deficiency of $655,420 and a deficit in partners' equity of $1,129,966. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 2000, 1999 and 1998 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2001 and 2000 was reduced to zero by prior years' losses and the minority interest balance was approximately $402,000 and $404,000, respectively. Redwood's net loss after minority interest amounted to approximately $185,000, $177,000 and $233,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

Willoughby-Wyckoff Housing Associates
-------------------------------------
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies, and equity deficiencies and has required loans from related parties to meet its obligations. The Local General Partner plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 15, 2001 and 2000 was reduced to zero by prior years' losses and the minority interest balance was approximately $270,000 and $272,000 respectively. Willoughby's net loss after minority interest amounted to approximately $193,000, $204,000 and $220,000 for the 2000, 1999 and 1998 Fiscal
Years.

Autumn Park Associates, L.P.
----------------------------
Autumn Park Associates, L.P. ("Autumn Park") incurred a net loss of $181,639 during the year ended December 31, 2000, and as of that date, Autumn Park's current liabilities exceeded its current assets by $67,934 and its total liabilities exceeded its total assets by $221,946. These factors, as well as uncertain conditions that Autumn Park faces regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies, and debt service requirements, create uncertainty about Autumn Park's ability to continue in existence. Autumn Park's management has developed and implemented a plan to improve tenant selection in order to reduce turnovers and vacancies. The Local General Partner is developing a plan to refinance the mortgage to reduce its annual debt service obligation. The ability of Autumn Park to continue in existence is dependent on increased cash flow from rent collections and/or reduced debt service requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if Autumn Park is unable to continue in existence. On October 20, 2000, Autumn Park entered into an agreement with the Partnership to retire the Partnership Interest pending Autumn Park finding a buyer for the property for an amount not less than the sum of the debt and all accrued and unpaid interest that encumbers the property plus $1,000,000. No assurance can be given that the transaction will actually occur. The Partnership's investment in Autumn Park at March 15, 2001 and 2000 was reduced to zero by prior years' losses and the minority interest balance was zero at both dates. Autumn Park's net loss after minority interest amounted to approximately $182,000, $186,000 and $184,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

For a discussion of Mortgage Notes payable, see Note 7 to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.
                                                                     Sequential
                                                                        Page
                                                                 ---------------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                         16

         Consolidated Balance Sheets at March 15, 2001 and 2000               83

         Consolidated  Statements  of  Operations  for the Years  Ended
         March 15, 2001, 2000 and 1999                                        84

         Consolidated  Statements  of  Changes in  Partners'  (Deficit)
         Capital for the Years Ended March 15, 2001, 2000 and 1999            85

         Consolidated  Statements  of Cash  Flows for the  Years  Ended
         March 15, 2001, 2000 and 1999                                        86

         Notes to Consolidated Financial Statements                           88

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------
To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiaries as of March 15, 2001 and 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended March 15, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 30 (Fiscal 2000, 1999 and 1998) subsidiary partnerships whose losses aggregated $6,053,620 (Fiscal
2000), $6,740,616 (Fiscal 1999) and $6,144,896 (Fiscal 1998) and whose assets constituted 93% of the Partnership's assets at March 15, 2001 and 2000, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 2001 and 2000 and the results of their operations and their cash flows for the years ended March 15, 2001, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 2000 Fiscal Year, these subsidiary partnerships incurred significant operating losses and have significant equity deficiencies. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these two subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' losses aggregated $381,572 (Fiscal 2000), $384,713 (Fiscal 1999) and $456,367 (Fiscal 1998) and their assets aggregated $7,339,450 and $7,754,105 at March 15, 2001 and 2000, respectively. Management's plans regarding these matters are also discussed in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP
New York, New York
June 5, 2001

[ASHER & COMPANY LETTERHEAD]

Independent Auditor's Report

The Partners
B & C Housing Associates
 T/A St. Thomas Square/Worthington Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94004, as of December 31, 2000 and 1999 and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94004, as of December 31, 2000 and 1999, and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 30, 2001 on our consideration of B & C Housing Associates' T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94004, internal control and reports dated January 30, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 30, 2001

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 2000

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

Partners
State Street 86 Associates Limited Partnership

We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 26, 2001

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

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 14, 2000

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

Partners
Foxglenn Investors

We have audited the accompanying balance sheets of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 25, 2001

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

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 18, 2000

[Baumgarten & Company LLP Letterhead]

Independent Auditor's Report

To the Partners
Shiloh Grove Limited Partnership
Beachwood, Ohio

We have audited the accompanying balance sheets of Shiloh Grove Limited Partnership, (an Ohio Limited Partnership) as of December 31, 2000 and 1999, and the related statement of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Grove Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included in these financial statements are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Shiloh Grove Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Baumgarten & Company LLP
Certified Public Accountants
Cleveland, Ohio
February 21, 2001

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

/s/ Baumgarten & Company LLP
Certified Public Accountants
Cleveland, Ohio
February 21, 2000

[FRIEDMAN ALPREN & GREEN LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Silver Blue Lake Apartments, Ltd.

We have audited the accompanying balance sheet of SILVER BLUE LAKE APARTMENTS, LTD. (a limited partnership), FHA Project No. FL29-K005-009-124, as of December 31, 2000, and the related statements of operations, comprehensive loss, changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SILVER BLUE LAKE APARTMENTS, LTD. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
February 6, 2001

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

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 9, 1999

[Bick-Fredman & Co Letterhead]

Independent Auditor's Report

The General and Limited Partners
Lancaster Towers Associates, L.P.
Cleveland, Ohio

We have audited the accompanying balance sheets of Lancaster Towers Associates, L.P. (a Delaware Limited Partnership), FHA Project No. 014-44031-LDC-R as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 12, 2001 on our consideration of Lancaster Towers Associates, L.P.'s internal control and reports dated January 12, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the audit.

/s/ Bick-Fredman & Co.
Cleveland, Ohio
January 12, 2001

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

/s/ Bick-Fredman & Co.
Cleveland, Ohio
January 24, 2000

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
West Kinney Associates, L.P.
  T/A Willie T. Wright Plaza
Marlton, New Jersey

We have audited the accompanying balance sheets of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership), as of December 31, 2000 and 1999, and the related statements of operations, Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership), as of December 31, 2000 and 1999, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have issued a report dated January 22, 2001 on our consideration of West Kinney Associates', L.P. T/A Willie T. Wright Plaza (A Limited Partnership), internal control and reports dated January 22, 2001 on its compliance with specific requirements applicable to its major HUD program and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 22, 2001

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 28, 2000

[GREGG ASSOCIATES Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Autumn Park Associates Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Autumn Park Associates Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Park Associates Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/GREGG ASSOCIATES, PC
David R. Gregg
Certified Public Accountant
Portland, Oregon
February 26, 2001

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

/s/ Gerald V. Gerritz, Jr., CPA, P.C.
Portland, Oregon
February 15, 1999

[ZINER, KENNEDY & LEHAN LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Regent Street Associates

We have audited the accompanying balance sheets of Regent Street Associates (a Pennsylvania limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Street Associates at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
February 10, 2001

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 29, 2000

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Magnolia Arms Associates, Ltd.
T/A Palm Terrace Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 2000 and 1999 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 2000 and 1999 and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 12, 2001

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 14, 2000

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 2000 and 1999 and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 2000 and 1999 and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 19, 2001 on our consideration of Greenleaf Associates, L.P.'s (A Limited Partnership), HUD Project No. 084-94009, internal control and reports dated January 19, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 2001

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 27, 2000

[JOSE E. ROSARIO & CO. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners Puerto Rico Housing Finance
Alameda Towers Associates, L.P.Corporation
Rio Piedras, PR San Juan, Puerto Rico

I have audited the accompanying balance sheets of Alameda Towers Associates, L.P. as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 22, 2001, on my consideration of Alameda Towers Associates, LP's internal control structure and reports dated January 22, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audits.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 17 to 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Alameda Towers Associates, LP. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2001
Stamp No. 1690922 of the Puerto Rico College of CPA was affixed to the original. January 22, 2001

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

/s/ Jose E. Rosario & Co. License No. 961 Expires December 1, 2001 Stamp No. 1553305 of the Puerto Rico College of CPAs was affixed to the original. January 26, 1999

[Reznick Fedder & Silverman Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Dixie Apartment Associates, Ltd.

We have audited the accompanying balance sheet of Dixie Apartment Associates, Ltd. as of December 31, 2000, and the related statements of operations partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Dixie Apartment Associates, Ltd., for the year ended December 31, 1999, were audited by other auditors whose report thereon dated February 17, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixie Apartment Associates, Ltd. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 24, 2001

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

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 17, 2000

[Reznick Fedder & Silverman Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Ludlam Gardens Apartments, Ltd.

We have audited the accompanying balance sheet of Ludlam Gardens Apartments, Ltd. as of December 31, 2000, and the related statements of operations partners' capital and cash flows for the year then ended.
These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Ludlam Gardens Apartments, Ltd., for the year ended December 31, 1999, were audited by other auditors whose report thereon dated February 17, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ludlam Gardens Apartments, Ltd. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 24, 2001

[L.H. FRISHKOFF & COMPANY LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

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

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 17, 2000

[PHILIP ROOTBERG & COMPANY, LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Grove Parc Associates Limited Partnership

We have audited the accompanying balance sheet of Grove Parc Associates Limited Partnership (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in its partners' deficit and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Philip Rootberg & Company, LLP Chicago, Illinois March 9, 2001 except for
Note 8, as to which the date is April 9, 2001

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
February 4, 2000

[Michael Sczekan & Co., P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the General Partners
Apple Creek Housing Associates, Ltd.
Arvada, Colorado

We have audited the accompanying Balance Sheet of Apple Creek Housing Associates, Ltd. FHA Project Number 101-35515, as of December 31, 2000, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Creek Housing Associates, Ltd., as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs we have also issued a report dated February 8, 2001, on our consideration of Apple Creek Housing Associates, Ltd.'s internal control structure and reports dated February 8, 2001, on its compliance with laws and regulations and compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

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

Respectfully submitted,

/s/Michael Sczekan & Co., P.C.
Certified Public Accountants

Englewood, Colorado
February 8, 2001

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

Respectfully submitted,

/s/Michael Sczekan & Co., P.C.
Certified Public Accountants

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

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 6, 1999

[BRODSHATZER, WALLACE, SPOON & YIP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Redwood Villa Associates
(A Limited Partnership)

We have audited the balance sheets of Redwood Villa Associates (A Limited Partnership) ("Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates (A Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has sustained operating losses since inception. For the year ended December 31, 2000, the Partnership experienced a loss of $186,845 (including $217,259 of depreciation and $4,553 of amortization expense) and as of that date, had a working capital deficiency of $655,420 and a partners' deficit of $1,129,966.

 These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 2001 on our consideration of Redwood Villa Associates' (A Limited Partnership) internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations contracts and grants.

/s/ BRODSHATZER, WALLACE, SPOON & YIP
San Diego, California
January 22, 2001

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

/s/ BRODSHATZER, WALLACE, SPOON & YIP
San Diego, California
January 20, 2000

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Charles Drew Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 2000 and 1999 and the related statements of operations, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 2000 and 1999 and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 13, 2001

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 2000

[Matthews, Carter and Boyce, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To The Partners
Walnut Park Plaza Associates
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Walnut Park Plaza Associates (a Pennsylvania Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Park Plaza Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2001, on our consideration of Walnut Park Plaza Associates internal control and a report dated February 15, 2001 on its compliance with laws, regulations, contracts and grants applicable to Walnut Park Plaza Associates

/s/ Matthews, Carter and Boyce, P.C.
McLean, Virginia
February 15, 2001

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

[Reznick Fedder & Silverman Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bayridge Associates Limited Partnership

We have audited the accompanying balance sheet of Bayridge Associates Limited Partnership as of December 31, 2000 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Bayridge Associates Limited Partnership as of and for the year ended December 31, 1999, were audited by other auditors whose report thereon dated February 22, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayridge Associates Limited Partnership, as of December 31, 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 9, 2001

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

/s/ Henick & Ylvisaker
Portland, Oregon
February 22, 2000

[Habif, Arogeti & Wynne, LLP. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, PHFA Project No. R-251-8E, as of December 31, 2000 and 1999, and the related statements of profit and loss, changes in partners' equity [deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 2001 on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal controls and reports dated February 10, 2001 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-Discrimination, and its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standard and should be read in conjunction with this report in considering the result of our audit.

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

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
February 10, 2001

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

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
February 21, 2000

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 30, 2001

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 28, 2000

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 28, 2000

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 28, 2000

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 28, 2000

[SMITH & RADIGAN CERTIFIED PUBLIC ACCOUNTANTS, LLC LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

We have audited the accompanying balance sheet of Lund Hill Associates, (a limited partnership), WHEDA Project No. 021, as of December 31, 2000, and the related statements of partners' equity (deficit), operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, (not presented herein) present fairly, in all material respects, the financial position of Lund Hill Associates as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Smith & Radigan
Atlanta, Georgia
January 31, 2001

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

/s/ Smith & Radigan
Atlanta, Georgia
January 29, 1999

[Rick J. Tanneberger CERTIFIED PUBLIC ACCOUNTANT Letterhead]

Independent Auditor's Report

The Partners
Tanglewood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
February 21, 2001

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

/s/ Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
February 14, 2000

[RBG & CO. Letterhead]

Independent Auditors' Report

Partners
Quality Hill Historic District -
Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District-Phase II-A, L.P., a limited partnership, as of December 31, 2000 and 1999 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic District-Phase II-A, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 31, 2001

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 26, 2000

[HAMILTON & MUSSER, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2000 and 1999 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 22, 2001

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

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 22, 2000

[ZINER, KENNEDY & LEHAN LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture

We have audited the accompanying balance sheets of Sartain School Venture (a Pennsylvania limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan, LLP
Boston, Massachusetts
January 13, 2001

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

/s/ Ziner, Kennedy & Lehan, LLP
Quincy, Massachusetts
January 14, 2000

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                               March 15,
                                                          ------------------
                                                            2001         2000
                                                            -----   -----------
Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4, 7 and 11)                    $140,991,975  $158,760,665
Property and equipment - held for sale (Notes 2, 4, 7, and 11)9,871,853           0
Cash and cash equivalents (Notes 2, 3 and 11)               6,659,875     5,940,310
Cash held in escrow (Notes 3 and 5)                        15,162,698    10,986,005
Accounts receivable - tenants                                 952,516       790,793
Deferred costs, less accumulated amortization (Notes 2 and 6)3,702,728    3,182,228
Other assets                                                1,308,367     1,051,471
                                                        -------------  ------------

Total assets                                             $178,650,012  $180,711,472
                                                          ===========   ===========


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Mortgage notes payable (Notes 3 and 7)                   $164,295,845  $158,415,982
Accounts payable and other liabilities                     11,726,895    10,762,116
Due to local general partners and affiliates (Note 8)      13,978,618    15,510,722
Due to general partners and affiliates (Note 8)             6,057,794     5,092,462
Due to selling partners                                     1,142,090     1,058,257
                                                        ------------- -------------

                                                          197,201,242   190,839,539

Minority interests (Note 2)                                 2,485,493     2,947,532
                                                        ------------- -------------

Commitments and contingencies (Notes 7, 8 and 11)

Partners' deficit

Limited partners (15,987.5 BACs issued and
  outstanding) (Note 1)                                   (20,096,511)  (12,214,998)
General partners                                             (940,212)      (860,601)
                                                       -------------- --------------

Total partners' deficit                                   (21,036,723)  (13,075,599)
                                                         ------------  ------------

Total liabilities and partners' deficit                  $178,650,012  $180,711,472
                                                          ===========   ===========

See accompanying notes to consolidated financial statements.

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year  Ended  March 15,
                                            ----------------------------------
                                               2001        2000*         1999*
                                            -----------------------------------
Revenues

Rental income                           $35,349,851   $34,653,315   $34,276,146
Other (Notes 7 and 11)                    2,071,246     1,865,562     1,731,735
                                        -----------   -----------   -----------

Total revenues                           37,421,097    36,518,877    36,007,881
                                         ----------    ----------    ----------

Expenses

General and administrative                6,654,371     6,468,035     5,806,023
General and administrative-
  related parties                         2,482,344     2,653,723     2,746,326
Repairs and maintenance                   7,131,149     6,889,879     5,914,903
Operating                                 4,140,548     3,796,800     3,931,861
Taxes                                     1,805,936     1,822,352     1,716,507
Insurance                                 1,376,691     1,315,191     1,246,140
Interest                                 13,245,823    12,828,783    13,026,531
Depreciation and amortization             9,521,042     9,793,808     9,692,661
                                        -----------   -----------   -----------

                                         46,357,904    45,568,571    44,080,952
                                         ----------    ----------    ----------

Loss before minority interest and
  extraordinary item                     (8,936,807)   (9,049,694)   (8,073,071)

Minority interest in loss of subsidiaries   475,683       461,338       344,685
                                        -----------   -----------  ------------

Loss before extraordinary item           (8,461,124)   (8,588,356)   (7,728,386)

Extraordinary item-forgiveness of indebtedness
  income (Notes 7 and 10)                   500,000              0     (530,379)
                                         --------------------------------------

Net loss                               $ (7,961,124) $ (8,588,356) $ (8,258,765)
                                        ===========   ===========   ===========

Number of BACs outstanding                  15,987.5     15,987.5       15,987.5
                                        ============ ============  =============

Loss before extraordinary item-
 limited partners                      $ (8,376,513)  $ (8,502,472)$ (7,651,102)
Extraordinary item-limited partners        495,000               0    (525,075)
                                       ---------------------------------------
Net loss-limited partners              $ (7,881,513) $ (8,502,472) $ (8,176,177)
                                        ===========   ===========   ===========

Loss before extraordinary item per BAC   $  (523.94)    $   (531.82)  $ (478.57)
Extraordinary item per BAC                     30.96              0      (32.84)
                                       ----------------------------------------
Net loss per BAC                         $ (492.98)     $  (531.82)   $ (511.41)
                                        ==========      ===========  ===========

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                            Limited     General
                                                   Total    Partners    Partners
                                             -----------------------------------

Partners' capital (deficit)- March 16, 1998 $3,771,522    $4,463,651  $(692,129)
Net loss, year ended March 15, 1999          (8,258,765)   (8,176,177)  (82,588)
                                           ------------   -----------  ---------

Partners' deficit- March 15, 1999            (4,487,243)   (3,712,526) (774,717)
Net loss, year ended March 15, 2000          (8,588,356)   (8,502,472)  (85,884)
                                           ------------   -----------  ---------

Partners' deficit- March 15, 2000           (13,075,599)  (12,214,998) (860,601)
Net loss, year ended March 15, 2001          (7,961,124)   (7,881,513)  (79,611)
                                           ------------  ------------  ---------

Partners' deficit - March 15, 2001         $(21,036,723) $(20,096,511)$(940,212)
                                            ===========   ===========  ========

See accompanying notes to consolidated financial statements.

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                     Year  Ended  March 15,
                                            ------------------------------------
                                                2001          2000         1999

Cash flows from operating activities:
Net loss                               $ (7,961,124)  $(8,588,356)  $(8,258,765)
                                        -----------    ----------    ----------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Extraordinary item-forgiveness of debt     (500,000)            0       530,379
Operating expenses paid from debt
  refinancing proceeds                            0             0        85,672
Cancellation of indebtedness income         (68,571)      (68,571)      (68,571)
Accrued interest added to principal
  of mortgage note payable                  164,111       154,166       144,178
Depreciation and amortization             9,521,042     9,793,808     9,692,661
Change in accounting for organization costs       0         6,500             0
(Increase) decrease in assets:
Cash held in escrow                        (115,500)     (252,366)      604,727
Accounts receivable - tenants              (161,723)        7,092      (195,574)
Other assets                               (256,896)      181,899       (45,407)
Increase (decrease) in liabilities:
Accounts payable and other liabilities      992,382     1,833,179       392,628
Due to General Partners and affiliates      965,332       525,387       330,645
Minority interest in loss of subsidiaries  (475,683)     (461,338)     (344,685)
                                       ------------   -----------  ------------

Total adjustments                        10,064,494    11,719,756    11,126,653
                                         ----------    ----------    ----------

Net cash provided by operating activities 2,103,370     3,131,400     2,867,888
                                        -----------   -----------   -----------

Cash flows from investing activities:
Increase in cash held in escrow          (4,061,193)     (386,174)     (880,111)
Improvements to property and equipment   (1,038,585)   (1,218,794)   (1,013,948)
                                             ----------    ----------    ------

Net cash used in investing activities    (5,099,778)   (1,604,968)   (1,894,059)
                                        -----------    ----------    ----------


See accompanying notes to consolidated financial statements. Cash flows from financing activities:
Increase in deferred costs               (1,106,120)      (64,077)     (135,490)
Increase in due to Local General
  Partners and affiliates                    349,101       955,919     1,088,961
Decrease in due to Local General
  Partners and affiliates                (1,908,808)     (303,838)     (462,828)
Increase in due to selling partners          83,833        48,883        21,663
Proceeds from mortgage notes             12,870,332    10,481,568    10,600,000
Repayment of mortgage notes              (6,586,009)  (10,375,505)   (8,893,725)
Decrease (increase) in capitalization of consolidated
  subsidiaries attributable to minority interest  13,644    (153,123)(2,220,569)
                                             ------------------------ ----------

Net cash provided by (used in) financing activities3,715,973  589,827   (1,988)
                                             ----------------------------------

Net increase in cash and cash equivalents   719,565     2,116,259       971,841

Cash and cash equivalents, beginning of year 5,940,310   3,824,051     2,852,210
                                             ----------    ----------    -------

Cash and cash equivalents, end of year $  6,659,875   $ 5,940,310   $ 3,824,051
                                        ===========    ==========    ==========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest  $12,698,874   $10,139,006   $10,702,969
                                         ==========    ==========    ==========

Supplemental disclosures of noncash investing and financing activities:
Increase in property and equipment - held for
  sale reclassified from property and equipment $9,871,853    $     0      $   0
Increase in accounts payable and other liabilities
  for property and equipment additions             0        29,493        22,151
Increase in due to local general partners and
  affiliates for accounts payable and other
  liabilities                                 27,603        22,804        22,959

See accompanying notes to consolidated financial statements.

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2001

NOTE 1 - General


Liberty Tax Credit Plus L.P., a Delaware limited partnership (the
"Partnership"), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit (the "Low-Income Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. As of March 15, 2001, the Partnership has invested in 31 subsidiary partnerships and does not anticipate making any additional investments.

Since November 25, 1997, the general partners of the Partnership have been Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates", and together with the Related General Partner, the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Related Credit Properties Inc., a Delaware corporation. The general partner of Liberty Associates is the Related General Partner. On November 25, 1997, affiliates of the Related General Partner and Liberty GP Inc. ("LGP"), then the general partners of the Partnership, entered into a Purchase Agreement pursuant to which the Related General Partner purchased LGP's general partnership interest in the Partnership (the "Transfer"). In addition to the Transfer, the Related General Partner also acquired LGP's special limited partnership interest in the Partnership and its general partnership interest in Liberty Associates. Prior to the Transfer, Liberty Associates was an affiliate of Lehman Brothers.

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

For financial reporting purposes, the Partnership's fiscal year ends on March
15. The Partnership's fiscal year ends on March 15 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP"). All subsidiaries have calendar year ends. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from January 1 through March 15.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated approximately $234,000, $242,000 and $226,000 for the years ended March 15, 2001, 2000 and 1999, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 15, 2001, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

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

g)  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                      March 15, 2001         March 15, 2000
                                 ------------------------    ----------------
                                    Carrying                  Carrying
                                    Amount     Fair Value     Amount     Fair
                                 ------------  ----------   -----------  -----
Value

Mortgage notes payable for which it is:
Practicable to estimate fair
 value                           $84,559,495 $84,613,266 $90,078,606 $88,278,606
Not practicable                  $79,736,350         (*) $68,337,376         (*)

(*) Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment; Property and Equipment - Held for Sale

The components of property and equipment are as follows:

                                                                      Estimated
                                              March 15,            Useful Lives
                                         2001           2000           (Years)
                                      -----------------------------------------

Land                                $  11,037,210    $  11,804,469          -
Buildings and improvements            224,570,764      240,891,352      15 to 40
Other                                   6,136,866        5,883,557       3 to 20
                                    -------------    -------------
                                      241,744,840      258,579,378
Less:  Accumulated depreciation      (100,752,865)     (99,818,713)
                                     ------------     ------------

                                     $140,991,975     $158,760,665
                                      ===========      ===========

Included in property and equipment are $6,859,371 of acquisition fees paid to the general partners and $952,737 of acquisition expenses. In addition, as of March 15, 2001, buildings and improvements include $2,870,719 of capitalized interest.

In connection with the development or rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $23,360,275 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 15, 2001, 2000 and 1999 amounted to $8,935,422, $9,535,858 and $9,408,973, respectively.

The components of property and equipment - held for sale are as follows:


                                                March 15,
                                      -----------------------------
                                        2001             2000
                                      ------------------------------

Land                                $     767,259     $          0
Buildings and improvements             17,078,201                0
Other                                      27,663                0
                                    -------------      -----------
                                       17,873,123                0
Less:  Accumulated depreciation        (8,001,270)               0
                                      -----------      -----------

                                     $  9,871,853     $          0
                                      ===========      ===========


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                            March 15,
                                                       ------------------------
                                                          2001          2000


Real estate taxes, insurance, and other              $  2,114,611  $  2,065,712
Reserve for replacements                               12,061,782     8,000,589
Other                                                     986,305       919,704
                                                       ----------   -----------
                                                      $15,162,698   $10,986,005
                                                       ==========    ==========

NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:

                                             March 15,                  Period
                                        2001           2000            (Months)
                                      ------------------------------------------

Operating guarantee fee               $   510,443      $   510,443         60
Financing expenses                      5,363,387        4,838,356          *
Supervisory salaries                      783,020          783,020         60
Other                                      48,518           48,518       Various
                                      -----------     ------------
                                        6,705,368        6,180,337
Less:  Accumulated amortization        (3,002,640)      (2,998,109)
                                       ----------       ----------
                                      $ 3,702,728      $ 3,182,228
                                       ==========       ==========

*Over the life of the respective mortgages.

Amortization of deferred costs for the years ended March 15, 2001, 2000 and 1999 amounted to $585,620, $257,950 and $283,688, respectively.

During the years ended March 15, 2001 and 2000, deferred costs of $683,947 and $1,437,489 and accumulated amortization of $581,089 and $1,360,459 were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $1,099,000 including principal and interest at rates varying from 1% to 12% per annum, through 2029. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements as of March 15, 2001 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                      Amount
------------------                      ------

2001                             $    3,225,678
2002                                  9,401,936
2003                                  8,000,773
2004                                  7,330,332
2005                                  8,655,752
Thereafter                          127,681,374
                                    -----------

                                  $164,295,845
                                  ============

On August 31, 1999, Apple Creek Housing Associates, Ltd. ("Apple Creek Apartments") refinanced its mortgage notes payable of $3,758,911. The new mortgage in the amount of $3,851,900 is payable in monthly installments of $30,361 including interest at the rate of 8.6% per annum through September, 2027.

On February 1, 2000, 2108 Bolton Drive Associates, L.P. ("Bolton") refinanced its outstanding mortgage note payable. The new mortgage in the amount of $7,500,000 is payable in monthly installments of $58,094 including interest at the rate of 8.58% per annum through February 2007. At maturity, the remaining principal balance of approximately $7,080,000 will be due. Proceeds from the new mortgage were used to pay the prior mortgage note payable, repay the balance advanced from the limited partner, establish escrows, pay refinancing costs and to return capital of approximately $1,600,000 to the limited partners.

On April 1, 2000, the Redevelopment Authority of the City of Philadelphia Multifamily Housing Revenue Refunding Bond issued Series 2000 Bonds for $5,500,000 bearing interest of 7.50% for the sole purpose of providing funds to pay a portion of the principal of the Issuer's Multifamily Housing Revenue Bonds, Series 1988 which were in default during 1999. The original bond holder of the Series 1988 agreed to contribute to Walnut Park Plaza Associates ("Walnut Park") $500,000 of the $5,500,000 payment for rehabilitation of the multifamily rental housing project and for payment of bond issuance costs. The 2000 Series Bond Indenture does not specify terms of repayment for this contribution and is considered to be cancellation indebtedness income as part of a troubled debt restructuring agreement.

In December 2000, Grove Parc Associates, L.P. ("Woodlawn") refinanced its outstanding mortgage note payable of $4,356,284. The new mortgage in the amount of $12,000,000 bears interest at 7.45% and requires monthly payments of principal and interest in the amount of $80,481 through January 2036.

See Note 11 for other subsidiary partnerships' financing activities.

NOTE 8 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the years ended March 15, 2001, 2000 and 1999 were as follows:

A)  Related Party Fees


                                                  Year  Ended  March 15,
                                            -----------------------------------
                                              2001            2000        1999
                                              ----            ----        ----

Partnership management fees (a)           $1,138,000    $1,138,000    $1,138,000
Expense reimbursement (b)                    151,415       183,348       153,615
Property management fees incurred
  to affiliates of the General Partners (c)1,018,809     1,164,422     1,289,487
Local administrative fee (d)                 69,000        71,500        74,000
                                         -----------   -----------   -----------
Total general and administrative-
  General Partners                         2,377,224     2,557,270     2,655,102
                                           ---------     ---------     ---------
Property management fees incurred
  to affiliates of the subsidiary partnerships'
  General partners (c)                      105,120        96,453        91,224
                                         ----------   -----------   -----------

Total general and administrative-
  related parties                         $2,482,344    $2,653,723    $2,746,326
                                           =========     =========     =========

*Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement) for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $5,390,000 and $4,502,000 were accrued and unpaid as of March 15, 2001 and 2000, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $155,000 and $105,000 were accrued and unpaid as of March 15, 2001 and 2000, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $1,920,434, $1,898,852 and $1,883,977 for the years ended March 15, 2001, 2000 and 1999, respectively. Of these fees $1,018,809, $1,164,422 and $1,289,487 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $105,120, $96,453 and $91,224 was incurred to affiliates of the Partnership.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

The General Partners of the Partnership were allocated approximately $80,000, $86,000 and $83,000 of passive losses for the years ended March 15, 2001, 2000 and 1999, respectively.

(e) Liberty Associates III L.P. received cash distributions of approximately $5,000, $4,500 and $2,000 during the years ended March 15, 2001, 2000 and 1999, respectively.

Liberty Associates III L.P. was allocated Low-Income Housing Tax Credits of approximately $2,200, for each of the taxable years ended March 15, 2001, 2000 and 1999, respectively.

(f) Due to local general partners and affiliates at March 15, 2001 and 2000 consists of the following:

                                                                March 15,
                                                        ------------------------
                                                            2001         2000


Operating deficit advances                           $     130,503 $     123,055
Operating advances                                       1,296,387     1,285,316
Development fee payable                                    132,851       132,851
Residual loan payable                                       52,500        52,500
Interest (g)                                             4,994,380     6,707,797
Long-term notes payable (g)                              5,550,981     5,550,981
Management and other fees                                1,821,016     1,658,222
                                                       -----------   -----------
                                                       $13,978,618   $15,510,722
                                                        ==========    ==========


(g)  Long  term   notes   payable   consist   of  the
following:

                                                              March  15,
                                                          -------------------
                                                           2001       2000
                                                           ----       ----
Grove Parc Assoc. L.P.
----------------------
This note bears interest at 7.39% compounded annually on May 1 of each year. The note is secured by a mortgage subordinate in rights to mortgages securing the building loan. Both principal and interest on the loan are due and payable in full out of residual receipts on April 29, 2010, or are immediately due and payable upon refinancing or sale of the project. As a condition of the refinancing (see Note 7 above) $2,500,000 was paid to the Local General Partner for accrued
interest on the note.                                   $5,040,000    $5,040,000

Dixie Apartment Assoc. LTD
--------------------------
This  promissory  note bears  interest  at 11% with a
maturity date of June 1, 2002.                             105,187       105,187

Ludlam Gardens Apartments LTD
-----------------------------
This  promissory  note bears  interest  at 11% with a
maturity date of June 1, 2001.                             266,124       266,124

B & C Housing Associates
------------------------
This  promissory  note bears  interest  on the unpaid
principal  balance  with  interest  at prime  plus 2%
per annum  payable  along with  principal as and when
permitted by the  partnership  agreement  and payable
only from surplus cash.                                    139,670       139,670
                                                       ----------    ----------

                                                        $5,550,981    $5,550,981
                                                         =========     =========

B)  Guarantees

The general partners of Bayridge Associates Limited Partnership ("Bayridge"), a subsidiary partnership, agreed to provide guarantees of up to $1,000,000 to fund debt service deficiencies in the event certain debt coverage and debt service ratios were not met for specified periods of time. As of March 15, 2001, no guarantees have been funded. The Debt Coverage Guaranty Agreement provides for the security to be reduced to a $100,000 letter of credit provided by the Bayridge general partners.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                 Year  Ended  December 31,
                                            ----------------------------------
                                                2001        2000       1999


Financial statement
Net loss                                  $(7,961,124) $(8,588,356) $(8,258,765)
Difference   between    depreciation   and
  amortization    expense   recorded   for
  financial  reporting  purposes  and  the
  accelerated    cost   recovery    system
  utilized for income tax purposes           591,198       733,756       784,113
Difference  resulting  from parent company
  having  a  different   fiscal  year  for
  income  tax  and   financial   reporting
  purposes                                  (36,404)       59,928       (22,165)
Tax basis forgiveness of debt               (10,000)            0             0
Losses in  excess  of tax basis  allocated
  to minority interests                           0       720,332             0
Differences   resulting  principally  from
  rental income recognized for income tax purposes and deferred for financial reporting purposes and interest and other operating expenses deducted for financial reporting purposes not
  deducted for income tax purposes           63,699       335,065      (137,972)
                                        ------------    ----------   -----------

Net  loss  as  shown  on  the  income  tax
  return for the calendar year ended    $(7,352,631)  $(6,739,275)  $(7,634,789)
                                         ==========    ==========    ==========

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

See Note 7 above for the extraordinary item in regard to Walnut Park.

NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnership - Going Concern

Two subsidiary partnerships, Redwood Villa Associates and Willoughby-Wyckoff Housing Associates have significant contingencies and uncertainties regarding their continuing operations which raise substantial doubt about their abilities to continue as going concerns. The financial statements of these two subsidiary partnerships were prepared assuming that each will continue as a going concern.

Redwood Villa Associates, L.P.
------------------------------
Redwood Villa Associates ("Redwood") has sustained operating losses since its inception. For the 2000 Fiscal Year, Redwood experienced a loss of $186,845, including $217,259 of depreciation and $4,553 of amortization and at December 31, 2000 had a working capital deficiency of $655,420 and a deficit in partners' equity of $1,129,966. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 2000, 1999 and 1998 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2001 and 2000 was reduced to zero by prior years' losses and the minority interest balance was approximately $402,000 and $404,000, respectively. Redwood's net loss after minority interest amounted to approximately $185,000, $177,000 and $233,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

Willoughby-Wyckoff Housing Associates
-------------------------------------
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies, and equity deficiencies and has required loans from related parties to meet its obligations. The Local General Partner, plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 15, 2001 and 2000 was reduced to zero by prior years' losses and the minority interest balance was approximately $270,000 and $272,000 respectively. Willoughby's net loss after minority interest amounted to approximately $193,000, $204,000 and $220,000 for the 2000, 1999 and 1998 Fiscal
Years.

b)  Subsidiary Partnership - Other

Autumn Park Associates, L.P.
----------------------------
Autumn Park Associates, L.P. ("Autumn Park") incurred a net loss of $181,639 during the year ended December 31, 2000, and as of that date, Autumn Park's current liabilities exceeded its current assets by $67,934 and its total liabilities exceeded its total assets by $221,946. These factors, as well as uncertain conditions that Autumn Park faces regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies, and debt service requirements, create uncertainty about Autumn Park's ability to continue in existence. Autumn Park's management has developed and implemented a plan to improve tenant selection in order to reduce turnovers and vacancies. The Local General Partner is developing a plan to refinance the mortgage to reduce its annual debt service obligation. The ability of Autumn Park to continue in existence is dependent on increased cash flow from rent collections and/or reduced debt service requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if Autumn Park is unable to continue in existence. On October 20, 2000, Autumn Park entered into an agreement with the Partnership to retire the Partnership Interest pending Autumn Park finding a buyer for the property for an amount not less than the sum of the debt and all accrued and unpaid interest that encumbers the property plus $1,000,000. No assurance can be given that the transaction will actually occur. The Partnership's investment in Autumn Park at March 15, 2001 and 2000 was reduced to zero by prior years' losses and the minority interest balance was zero at both dates. Autumn Park's net loss after minority interest amounted to approximately $182,000, $186,000 and $184,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

c)  Lease Commitment

One of the subsidiary partnerships entered into a forty-year ground lease for the land on which the building is built. As stipulated in the lease, the subsidiary partnership agrees to pay all real estate taxes, license and permit fees, among other charges that may be assessed upon the land or improvements. At December 31, 2000, the subsidiary partnership was committed to minimum future rentals on the noncancellable lease in the amount of $60,000 a year through 2028. The lease payments are payable from available cash and at December 31, 2000, the subsidiary partnership has accrued lease payments of $341,647.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 2001, uninsured cash and cash equivalents approximated $3,525,000.

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

f)  Tax Credits

The Partnership and BAC holders began recognizing Tax Credits with respect to the Properties when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increases over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 2000, 1999 and 1998 tax years, Tax Credits of $398,165, $3,090,724 and $7,723,298 were generated. The Partnership is in the final year of its Tax Credit period.

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

Related Credit Properties Inc.
------------------------------

Name                                Position
----                                --------

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 61, is President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 46, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 45, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

GLENN F. HOPPS, 38, joined Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 35, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or executive officers of the General Partners for their services. However, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership, the Partnership has entered into certain arrangements with the General Partners and their affiliates, which provide for compensation to be paid to the General Partners and their affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance, a partnership management fee and an accountable expense reimbursement. The General Partners are entitled, in the aggregate, to 1% of all cash distributions and an additional 15% of distributions from net sale or refinancing proceeds after the BACs holders have received distributions of such proceeds equal to their original capital contributions plus a 10% return thereon (to the extent not previously paid out of cash flow). Certain directors and executive officers of the General Partners receive compensation from the General Partners and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership. Such compensation may be based in part on the performance of the Partnership. See also Note 8 to the Financial Statements, which is incorporated in this Item 11 by reference thereto.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                    Name and Address of     Amount and Nature of     Percentage
Title of Class      Beneficial Ownership    Beneficial Ownership      of Class
--------------      --------------------    --------------------         -----

General Partnership Related Credit          $1,000 capital contribution     98%
Interest in the     Properties L.P.         - directly owned
Partnership         625 Madison Avenue
                    New York, NY 10022

General Partnership Liberty Associates III L.P.
                                            $1,000 capital contribution      2%
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

On November 25, 1997, affiliates of the Related General Partner and LGP, then the general partners of the Partnership, entered into a Purchase Agreement pursuant to which the Transfer was effected. In addition to the Transfer, the Related General Partner also acquired LGP's special limited partnership interest in the Partnership and its general partnership interest in Liberty Associates. Prior to the Transfer, Liberty Associates was an affiliate of Lehman Brothers.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                     Sequential
                                                                         Page
                                                                 ---------------
(a) 1.   Financial Statements

         Independent Auditors' Report                                         16

         Consolidated Balance Sheets at March 15, 2001 and 2000               83

         Consolidated  Statements  of  Operations  for the Years  Ended
         March 15, 2001, 2000 and 1999                                        84

         Consolidated  Statements  of  Changes in  Partners'  (Deficit)
         Capital for the Years Ended March 15, 2001, 2000 and 1999            85

         Consolidated  Statements  of Cash  Flows for the  Years  Ended
         March 15, 2001, 2000 and 1999                                        86

         Notes to Consolidated Financial Statements                           88

(a) 2.   Financial Statement Schedules

         Independent Auditors' Report                                        109

         Schedule I - Condensed Financial Information of Registrant          110

         Schedule III - Real Estate and Accumulated Depreciation             113

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

(21)     Subsidiaries  of the Registrant - the Local  Partnerships  set
         forth  in  Item  2  may  be  considered  subsidiaries  of  the
         Registrant                                                          106

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)


                                                                 Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)            of Organization
         ------------------------------                          --------------

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


                          LIBERTY TAX CREDIT PLUS L.P.
                                  (Registrant)


                                      By: RELATED CREDIT PROPERTIES L.P.,
                                          a General Partner


                                          By:  Related Credit Properties Inc.,
                                               its General Partner


Date: June 5, 2001
                                               By: _____________________________
                                                   Alan P. Hirmes
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive and
                                                   Financial Officer)


                                      By: LIBERTY ASSOCIATES III, L.P.,
                                          a General Partner


                                          By:  Related Credit Properties L.P.,
                                               its General Partner


                                             By: Related Credit Properties Inc.,
                                                   its General Partner


Date: June 5, 2001

By:_____________________________
                                                   Alan P. Hirmes
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive and
                                                   Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  Signature                        Title                               Date
------------------         ----------------------------------    --------------


                             President and Chief
                             Executive Officer, (principal
                             executive and financial officer)
                             of Related Credit Properties Inc.,
                             general partner of Related Credit
                             Properties L.P. (a General Partner of
                             Registrant) which is also the general
_____________________        partner of Liberty Associates III, L.P.
Alan P. Hirmes               (a General Partner of Registrant)   June 5, 2001



                             Treasurer (principal accounting
                             officer) of Related Credit
                             Properties Inc., general partner of
                             Related Credit Properties L.P.
                             (a General Partner of Registrant)
                             which is also the general partner of
_____________________        Liberty Associates III, L.P.
Glenn F. Hopps               (a General Partner of Registrant)   June 5, 2001



                           Director of Related Credit
                             Properties Inc., a general partner of
                             Related Credit Properties L.P.
                             (a General Partner of Registrant)
                             which is also the general partner of
_____________________        Liberty Associates III, L.P.
Stephen M. Ross              (a General Partner of Registrant)   June 5, 2001

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


                          LIBERTY TAX CREDIT PLUS L.P.
                                  (Registrant)


                                      By: RELATED CREDIT PROPERTIES L.P.,
                                          a General Partner


                                          By:  Related Credit Properties Inc.,
                                               its General Partner


Date:  June 5, 2001
                                               By: /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive and
                                                   Financial Officer)


                                      By: LIBERTY ASSOCIATES III, L.P.,
                                          a General Partner


                                          By:  Related Credit Properties L.P.,
                                               its General Partner


                                            By: Related Credit Properties Inc.,
                                                   its General Partner


Date:  June 5, 2001
                                                   By: /s/ Alan P. Hirmes
                                                       ------------------
                                                   Alan P. Hirmes
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive and
                                                   Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature                        Title                          Date
------------------         ----------------------------------    ---------------

                             President and Chief
                             Executive Officer, (principal
                             executive and financial officer)
                             of Related Credit Properties Inc.,
                             general partner of Related Credit
                             Properties L.P. (a General Partner of
                             Registrant) which is also the general
/s/ Alan P. Hirmes           partner of Liberty Associates III, L.P.
------------------
Alan P. Hirmes               (a General Partner of Registrant)   June 5, 2001



                             Treasurer (principal accounting
                             officer) of Related Credit
                             Properties Inc., general partner of
                             Related Credit Properties L.P.
                             (a General Partner of Registrant)
                             which is also the general partner of
/s/ Glenn F. Hopps           Liberty Associates III, L.P.
------------------
Glenn F. Hopps               (a General Partner of Registrant)   June 5, 2001



                           Director of Related Credit
                             Properties Inc., a general partner of
                             Related Credit Properties L.P.
                             (a General Partner of Registrant)
                             which is also the general partner of
/s/ Stephen M. Ross          Liberty Associates III, L.P.
-------------------
Stephen M. Ross              (a General Partner of Registrant)   June 5, 2001

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 5, 2001 on page 16 and based on the reports of other auditors, we have also audited supporting Schedule I for the 2000, 1999 and 1998 Fiscal Years and Schedule III at March 15, 2001. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 2000 Fiscal Year, these subsidiary partnerships incurred significant operating losses and have significant equity deficiencies. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these two subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' losses aggregated $381,572 (Fiscal 2000), $384,713 (Fiscal 1999) and $456,367 (Fiscal 1998) and their assets aggregated $7,339,450 and $7,754,105 at March 15, 2001 and 2000, respectively. Management's plans regarding these matters are also discussed in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 5, 2001

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships):


                           LIBERTY TAX CREDIT PLUS L.P.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                             March 15,
                                                        ------------------------
                                                            2001       2000

Cash and cash equivalents                             $  2,671,081  $  3,141,017
Investment in subsidiary partnerships                  15,410,507    17,011,314
Other assets                                              153,449       183,009
                                                      ------------  ------------

Total assets                                          $18,235,037   $20,335,340
                                                       ==========    ==========



                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                 $  5,545,490  $  4,606,658
                                                       -----------   -----------

Total liabilities                                        5,545,490     4,606,658

Partners' equity                                        12,689,547    15,728,682
                                                       ----------    ----------

Total liabilities and partners' equity                 $18,235,037   $20,335,340
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

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                           LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                 Year  Ended  March 15,
                                            -----------------------------------
                                              2001          2000         1999

Revenues                               $      95,431$       33,327$       29,150
                                        ------------ ------------- -------------

Expenses

Administrative and management                297,192       187,671       195,875
Administrative and management-
 related parties                           1,289,415     1,321,348     1,291,615
                                          ----------    ----------    ----------

Total expenses                             1,586,607     1,509,019     1,487,490
                                          ----------    ----------    ----------

Loss from operations                     (1,491,176)   (1,475,692)   (1,458,340)

Equity in loss of subsidiary partnerships(1,547,959)   (1,625,665)   (2,599,395)
                                          ----------    ----------    ----------

Net loss                                $(3,039,135)  $(3,101,357)  $(4,057,735)
                                         ==========    ==========    ==========

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                           LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 Increase (Decrease) in Cash and Cash Equivalents

                                                     Year  Ended  March 15,
                                            -----------------------------------
                                              2001          2000         1999

Cash flows from operating activities:

Net loss                                $(3,039,135)  $(3,101,357)  $(4,057,735)
                                         ----------    ----------    ----------

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Equity in loss of subsidiary partnerships  1,547,959     1,625,665     2,599,395
Decrease in other assets                      29,560        17,488        30,554
Proceeds from advances in subsidiary partnership   0       944,070       165,000

Increase (decrease) in liabilities

Due to general partners and affiliates       938,832       517,206       453,327
                                          ----------    ----------    ----------

Total adjustments                          2,516,351     3,104,429     3,248,276
                                           ---------     ---------     ---------

Net cash (used in) provided by operating activities (522,784)   3,072  (809,459)
                                              ---------- ----------------------

Net cash provided by investing activities:

Distributions from subsidiaries              52,848     1,774,258     2,140,855
                                           -----------   ---------    ---------

Net (decrease) increase in cash and
 cash equivalents                            (469,936)     1,777,330  1,331,396

Cash and cash equivalents, beginning of year 3,141,017    1,363,687       32,291
                                           ---------     ---------    ----------

Cash and cash equivalents, end of year    $2,671,081    $3,141,017    $1,363,687
                                           =========     =========     =========

                     LIBERTY TAX CREDIT PLUS L.P.
                           AND SUBSIDIARIES
                             SCHEDULE III
               REAL ESTATE AND ACCUMULATED DEPRECIATION
              Partnership Property Pledged as Collateral
                            MARCH 15, 2001




                                                                                     Cost Capitalized
                                                          Initial Cost to Partnership   Subsequent to
                                                          --------------------------
                                                                       Buildings and    Acqusition:
Subsidiary Partnership's Residential Property  Encumbrances    Land     Improvements   Improvements
---------------------------------------------  ------------    ----     ------------   ------------

B & C Housing Associates, L.P.
  Tulsa, OK                                     $ 5,470,700   $ 727,300   $ 5,420,791    $ 2,611,876
State Street 86 Associates, L.P.
  Camden, NJ                                       7,462,100  861,947       12,460,882     468,369
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                 5,744,267  491,209       6,548,849     494,006
Shiloh Grove L.P. (Mt Vernon)
  Columbus, OH                                     12,669,848  764,874      16,618,743     489,506
Silver Blue Lake Apartments Ltd.
  Miami, FL                                         3,207,500  537,204       4,755,176      55,766
Lancaster Towers Associates, Ltd.
  Lancaster, NY                                     2,124,997  147,000        3,673,921     816,625
West Kinney Associates, L.P.
  Newark, NJ                                        4,256,446  262,466         6,072,924     505,413
Autumn Park Associates, L.P.
  Wilsonville, OR                                   3,848,594  369,932         2,251,887   3,564,042
Regent Street Associates, L.P.
  Philadelphia, PA                                  4,349,161   40,000         7,387,283     272,016
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                 6,633,940  125,000          8,165,738     637,976
Greenleaf Associates L.P.
  Kansas City, MO                                  4,346,151  695,000           5,125,103     297,606
Alameda Towers, Associates L.P.
  San Juan, PR                                     8,125,966  644,000           15,157,047     635,304
Dixie Apartment Associates, Ltd.
  Miami, FL                                          907,684  194,480            1,354,562     103,732
Ludlam Gardens Apartments, Ltd.
  Miami, FL                                        2,541,545  755,057           3,943,234     118,153
Grove Park Associates, L.P. (Woodlawn)
  Chicago, IL                                     12,000,000  600,000            9,386,536   8,240,539
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                                      7,458,167  835,000             6,599,896   6,177,891
Apple Creek Housing Associates, Ltd.
  Arvada, CO                                     12,522,995    618,136          10,973,665     718,645
Redwood Villa Associates
  San Diego, CA                                     3,918,812        0           5,931,183      94,841
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                 4,120,138      100          7,893,416     382,430
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                                  7,445,000  454,707           7,690,675   2,643,626
Bayridge Associates, L.P.
  Beaverton, OR                                   10,303,518  917,682              488,333  11,233,235
United-Pennsylvanian, L.P.
  Erie, PA                                        3,453,417  217,000              4,191,327   1,134,338
2051 Grand Concourse Associates, L.P.
  Bronx, NY                                       3,800,170   31,500              5,221,117      47,691
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                      1,528,036    5,750                16,100   2,278,151
Willoughby-Wycoff Housing Associates, L.P.
  Bronx, NY                                       4,169,616   17,000               47,600   6,126,180
Robin Housing
  Bronx, NY                                       5,275,544   26,750              70,700   8,163,046
Lund Hill Associates, L.P.
  Superior, WI                                   3,417,218  205,000              4,877,828     769,823
Tanglewood Apartments, L.P.
  Joplin, MO                                     3,160,421  114,932               5,233,022      87,367
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                               3,388,855  215,181                 6,403,141     217,032
Penn Alto Associates, L.P.
  Altoona, PA                                     4,722,333   60,000              2,731,082   8,965,979
Sartain School Venture, L.P.
  Philadelphia, PA                               1,922,706    3,883              3,486,875    150,033
                                               -------------------------------------------------------------

                                              $164,295,845 $10,938,090           $180,178,636 $68,501,237
                                              ===========  ==========              =========== ==========


                                                                                                                      Life on which
                                                                                                                     Depreciation in
                                                 Gross  Amount at which Carried At Close of Period
                                               --------------------------------------------------  Year of
                                                       Buildings and              Accumulated   Construction/   Date   Statement is
Subsidiary Partnership's Residential Property   Land    Improvements     Total    Depreciation    Renovation  AcquiredComputed(a)(b)
--------------------------------------------    ----    ------------     -----     ------------   ------------  --------  ----------


B & C Housing Associates, L.P.                 $ 729,685   $ 8,030,282    $8,759,967   $3,654,848      1987     Dec. 1987 27.5 years
  Tulsa, OK
State Street 86 Associates, L.P.                 864,332  12,926,866    13,791,198    6,567,725      1987 Feb. 1988      27.5 years
  Camden, NJ
Fox Glenn Investors, L.P.                        493,594   7,040,470     7,534,064    3,326,151    1987  Mar. 1988  15 to 27.5 years
  Seat Pleasant, MD
Shiloh Grove L.P. (Mt Vernon)                   767,259  17,105,864    17,873,123    8,001,270      1987    Feb. 1988     27.5 years
  Columbus, OH
Silver Blue Lake Apartments Ltd.                539,589   4,808,557     5,348,146    2,249,088      1987    Feb. 1988     27.5 years
  Miami, FL
Lancaster Towers Associates, Ltd.                149,385   4,488,161     4,637,546    2,060,977     1987    May 1988      27.5 years
  Lancaster, NY
West Kinney Associates, L.P.                      264,850   6,575,953     6,840,803    2,914,646     1983   June 1988     27.5 years
  Newark, NJ
Autumn Park Associates, L.P.                      938,336   5,247,525     6,185,861    2,682,988   1988 June 1988   15 to 27.5 years
  Wilsonville, OR
Regent Street Associates, L.P.                    42,384   7,656,915     7,699,299    3,490,291     1987     June 1988   27.5 years
  Philadelphia, PA
Magnolia Arms Associates, Ltd.                    127,384   8,801,330     8,928,714    4,424,356     1987  July 1988     27.5 years
  Jacksonville, FL
Greenleaf Associates L.P.                         697,384   5,420,325     6,117,709    2,875,955     1987  July 1988     27.5 years
  Kansas City, MO
Alameda Towers, Associates L.P.                    646,384  15,789,967    16,436,351    4,673,528    1987    July 1988   40 years
  San Juan, PR
Dixie Apartment Associates, Ltd.                  196,864   1,455,910     1,652,774      645,020    1987     July 1988    27.5 years
  Miami, FL
Ludlam Gardens Apartments, Ltd.                    757,441   4,059,003     4,816,444    1,817,594    1987   July 1988     27.5 years
  Miami, FL
Grove Park Associates, L.P. (Woodlawn)             602,384  17,624,691    18,227,075    7,867,618  1988 July 1988 27.5 to 31.5 years
  Chicago, IL
2108 Bolton Drive Associates, L.P.                 837,384  12,775,403    13,612,787    6,401,536    1988 July 1988 15 to 27.5 years
  Atlanta, GA
Apple Creek Housing Associates, Ltd.                620,520  11,689,926    12,310,446    5,873,147    1988    June 1988    28 years
  Arvada, CO
Redwood Villa Associates                            2,384   6,023,640     6,026,024    2,651,976     1988   Sept. 1988    27.5 years
  San Diego, CA
Charles Drew Court Associates, L.P.                 143,846   8,132,100     8,275,946    3,935,158    1987  Sept. 1988    27.5 years
  Atlantic City, NJ
Walnut Park Plaza Associates, L.P.                  457,091  10,331,917    10,789,008    3,516,059    1988  Sept. 1988     35 years
  Philadelphia, PA
Bayridge Associates, L.P.                           920,066  11,719,184    12,639,250    4,882,444   1988 Dec. 1988 15 to 27.5 years
  Beaverton, OR
United-Pennsylvanian, L.P.                           219,385   5,323,280     5,542,665    3,332,666    1988 Dec. 1988 15 to 25 years
  Erie, PA
2051 Grand Concourse Associates, L.P.                33,885   5,266,423     5,300,308    2,331,744    1986    Nov. 1988   27.5 years
  Bronx, NY
Concourse Artists Housing Associates, L.P.           8,135   2,291,866     2,300,001    1,016,894     1986    Nov. 1988   27.5 years
  Bronx, NY
Willoughby-Wycoff Housing Associates, L.P.           19,386   6,171,394     6,190,780    2,729,424    1987    Nov. 1988   27.5 years
  Bronx, NY
Robin Housing                                       29,136   8,231,360     8,260,496    3,635,334    1986      Nov. 1988  27.5 years
  Bronx, NY
Lund Hill Associates, L.P.                          207,900   5,644,751     5,852,651    1,678,615    1988 Jan. 1989  20 to 40 years
  Superior, WI
Tanglewood Apartments, L.P.                         117,832   5,317,489     5,435,321    2,415,680    1988    Oct. 1988   27.5 years
  Joplin, MO
Quality Hill Historic District-Phase II-A, L.P.2     267,233   6,568,121     6,835,354    1,903,659    1988 Mar. 1989 20 to 40 years
  Kansas City, MO
Penn Alto Associates, L.P.                           93,905  11,663,156    11,757,061    4,229,718    1989  June 1989    27.5 years
  Altoona, PA
Sartain School Venture, L.P.                         9,126    3,631,665    3,640,791       968,026    1989 Aug. 1990  15 to 40 years
  Philadelphia, PA                                   --------------------------------------------

                                                 $11,804,469$247,813,494 $259,617,963 $108,754,135
                                                  ========== ===========  ===========  ===========


(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over their estimated useful lives ranging from 3 to 20 years.


                                      Cost  of  Property  and Equipment                           Accumulated Deprecitaion
                                    --------------------------------------                 --------------------------------------
                                                                    Year Ended  March 15,
                                   2001             2000               1999            2001               2000              1999
      ----------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period  $258,579,378      $257,331,091      $256,294,992    $  99,818,713       $90,282,855      $80,873,882
Additions during period:
Improvements                       1,038,585         1,248,287         1,036,099
Depreciation expense                                                                    8,935,422         9,535,858        9,408,973
Reductions during period:
Dispositions                               0                  0                 0                  0                0             0
                          ---------------------------------------------------------------------------------------------------------
Balance at end of period        $259,617,963      $258,579,378      $257,331,091     $108,754,135       $99,818,713      $90,282,855
                                 ===========       ===========       ===========      ===========        ==========       ==========

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



