Form 10-Q
period 2001-06-15
LIBERTY TAX CREDIT PLUS LP
filed 2001-07-16
CIK 818020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the quarterly period ended June 15, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3446500
---------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                          --------------
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
                           Consolidated Balance Sheets
                                   (Unaudited)


                                         JUNE 15,        MARCH 15,
                                           2001             2001
                                      -------------    -------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $102,843,326 and $100,752,865
  respectively                        $ 139,103,684    $ 140,991,975
Property and equipment -
  held for sale, net of accumulated
  depreciation of $8,001,270
  and $8,001,270, respectively            9,871,853        9,871,853
Cash and cash equivalents                 6,217,734        6,659,875
Cash held in escrow                      14,841,285       15,162,698
Accounts receivable - tenants               957,439          952,516
Deferred costs - net of accumulated
  amortization of $3,117,210
  and $3,002,640, respectively            3,588,158        3,702,728
Other assets                              1,695,541        1,308,367
                                      -------------    -------------
Total assets                          $ 176,275,694    $ 178,650,012
                                      =============    =============

                                         JUNE 15,        MARCH 15,
                                           2001             2001
                                      -------------    -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable              $ 163,395,624    $ 164,295,845
  Accounts payable and other
   liabilities                           12,571,855       11,726,895
  Due to local general partners and
   affiliates                            13,909,413       13,978,618
  Due to general partners and
   affiliates                             6,173,465        6,057,794
  Due to selling partners                 1,142,090        1,142,090
                                      -------------    -------------
Total liabilities                       197,192,447      197,201,242
                                      -------------    -------------

Minority interest                         2,033,821        2,485,493
                                      -------------    -------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
  Limited partners (15,987.5 BACs
   issued and outstanding)              (21,991,223)     (20,096,511)
  General partners                         (959,351)        (940,212)
                                      -------------    -------------
Total partners' deficit                 (22,950,574)     (21,036,723)
                                      -------------    -------------
Total liabilities and partners'
  deficit                             $ 176,275,694    $ 178,650,012
                                      =============    =============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                     THREE MONTHS ENDED
                                           JUNE 15,
                                ----------------------------
                                     2001           2000*
                                ----------------------------
Revenues
Rental income                   $  8,983,757    $  8,809,322
Other                                342,201         319,032
                                ------------    ------------
                                   9,325,958       9,128,354
                                ------------    ------------
Expenses
General and administrative         1,676,364       1,639,980
General and administrative-
  related parties (Note 2)           618,744         666,877
Repairs and maintenance            1,462,618       1,643,302
Operating and other                1,511,914       1,273,772
Taxes                                388,105         372,190
Insurance                            363,013         351,861
Financial                          3,143,907       3,537,500
Depreciation and amortization      2,205,928       2,306,032
                                ------------    ------------

Total expenses                    11,370,593      11,791,514
                                ------------    ------------

Loss before minority
  interest                        (2,044,635)     (2,663,160)

Minority interest in loss of
  subsidiaries                       130,784         131,238
                                ------------    ------------

Net loss                        $ (1,913,851)   $ (2,531,922)
                                ============    ============

Net loss-limited partners       $ (1,894,712)   $ (2,506,603)
                                ============    ============

Number of BACs outstanding          15,987.5        15,987.5
                                ============    ============

Net loss per BAC                $    (118.51)   $    (156.79)
                                ============    ============

* Reclassified for comparative purposes.

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                     LIMITED         GENERAL
                       TOTAL         PARTNERS        PARTNERS
                   --------------------------------------------
Partners'
  deficit -
  March 16, 2001   $(21,036,723)   $(20,096,511)   $   (940,212)

Net loss             (1,913,851)     (1,894,712)        (19,139)
                   ------------    ------------    ------------

Partners'
  deficit -
  June 15, 2001    $(22,950,574)   $(21,991,223)   $   (959,351)
                   ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                             THREE MONTHS ENDED
                                                  JUNE 15,
                                        --------------------------
                                            2001           2000
                                        --------------------------
Cash flows from
  operating activities:

Net loss                                $(1,913,851)   $(2,531,922)
Adjustments to reconcile net loss
  to net cash provided
  by (used in) operating activities:
Depreciation and amortization             2,205,928      2,306,032
Minority interest in loss of
  subsidiaries                             (130,784)      (131,238)
Increase in accounts
  receivable-tenants                         (4,923)       (86,470)
Increase in other assets                   (387,174)       (50,189)
Increase in accounts payable and
  other liabilities                         844,960        223,041
Increase in due to general partners
  and affiliates                            115,671        284,554
Increase in cash held
  in escrow                                (440,024)      (420,701)
                                        -----------    -----------

Net cash provided by (used in)
  operating activities                      289,803       (406,893)
                                        -----------    -----------

Cash flows from investing activities:

Decrease in cash held in escrow             761,437        157,399
Improvements to property and
  equipment                                (203,067)       (91,930)
                                        -----------    -----------

Net cash provided by investing
  activities                                558,370         65,469
                                        -----------    -----------

                                             THREE MONTHS ENDED
                                                  JUNE 15,
                                        --------------------------
                                            2001           2000
                                        --------------------------
Cash flows from financing activities:

Increase in deferred costs                        0       (387,078)
Proceeds from mortgage notes                      0      7,500,000
Repayments of mortgage notes               (900,221)    (7,468,904)
Increase in due to local general
  partners and affiliates                   201,509        258,033
Decrease in due to local general
  partners and affiliates                  (270,714)      (196,828)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest        (320,888)       (32,295)
                                        -----------    -----------

Net cash used in
  financing activities                   (1,290,314)      (327,072)
                                        -----------    -----------

Net decrease in cash and cash
  equivalents                              (442,141)      (668,496)

Cash and cash equivalents at
  beginning of period                     6,659,875      5,940,310
                                        -----------    -----------

Cash and cash equivalents at
  end of period                         $ 6,217,734    $ 5,271,814
                                        ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2001
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends on June
15. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 15. The Partnership's quarter ends on June 15, in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 2001 and the results of operations and cash flows for the three months ended June 15, 2001 and 2000. However, the operating results for the three months ended June 15, 2001 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2001.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $50,000 and $68,000 for the three months ended June 15, 2001 and 2000, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

NOTE 2 - RELATED PARTY TRANSACTIONS

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three months ended June 15, 2001 and 2000 were as follows:

                                    THREE MONTHS ENDED
                                          JUNE 15,
                                    -------------------
                                      2001       2000
                                    -------------------
Partnership management fees (a)     $284,500   $284,500
Expense reimbursement (b)             27,583     29,175
Property management fees
  incurred to affiliates of the
  General Partners (c)               261,697    311,089
Local administrative fee (d)          17,000     18,000
                                    --------   --------
Total general and administrative-
  General Partners                   590,780    642,764
                                    --------   --------
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)                27,964     24,113
                                    --------   --------

Total general and administrative-
  related parties                   $618,744   $666,877
                                    ========   ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $5,612,000 and $5,390,000 were accrued and unpaid as of June 15, 2001 and March 15, 2001, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $26,000 and $155,000 were accrued and unpaid as of June 15, 2001 and March 15, 2001, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $482,657 and $497,921 for the three months ended June 15, 2001 and 2000, respectively. Of these fees, $261,697 and $311,089 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $27,964 and $24,113 were incurred to affiliates of the General Partners.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 15, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital has been invested in 31 Local Partnerships.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet obligations of the Partnership. During the three months ended June 15, 2001 and 2000, such distributions amounted to approximately $946,000 and $0, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $5,637,000 and $5,545,000 were accrued and unpaid as of June 15, 2001 and March 15, 2001, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For the three months ended June 15, 2001, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships decreased approximately $442,000. This decrease is attributable to an increase in property and equipment ($203,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($321,000), a net decrease in due to local general partners and affiliates ($69,000) and principal repayment of mortgage notes ($900,000) which exceeded cash provided by operating activities ($290,000) and a decrease in cash held in escrow relating to investing activities ($761,000). Included in adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $2,206,000.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended June 15, 2001 and 2000 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 2% for the three months ended June 15, 2001 as compared to the corresponding period in 2000 primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance, operating and other and financial, remained fairly consistent with a decrease of approximately 2% for the three months ended June 15, 2001 as compared to the corresponding period in 2000.

Repairs and maintenance decreased approximately $181,000 for the three months ended June 15, 2001 as compared to the corresponding period in 2000 primarily due to laundry room renovations at one Local Partnership in 2000 and a decrease in supplies and service contracts at a second Local Partnership in 2001.

Operating and other increased approximately $238,000 for the three months ended June 15, 2001 as compared to the corresponding period in 2000 primarily due to an increase in gas prices at three Local Partnerships.

Financial decreased approximately $394,000 for the three months ended June 15, 2001 as compared to the corresponding period in 2000 primarily due to a refinancing at one Local Partnership in 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Process - None

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                  (Registrant)

                                    By: RELATED CREDIT PROPERTIES L.P.,
                                        a General Partner

                                        By: Related Credit Properties Inc.,
                                            its General Partner

Date:  July 16, 2001
                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  President and Chief Executive
                                                  Officer
                                                  (Principal Executive and
                                                  Financial Officer)

Date:  July 16, 2001
                                              By: /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps,
                                                  Treasurer
                                                  (Principal Accounting Officer)

                                    By: LIBERTY ASSOCIATES III, L.P.,
                                        a General Partner

                                        By: Related Credit Properties L.P.,
                                            its General Partner

                                            By: Related Credit Properties Inc.,
                                                its General Partner

Date:  July 16, 2001
                                                      By: /s/ Alan P. Hirmes
                                                          ------------------
                                                          Alan P. Hirmes,
                                                          President and Chief
                                                          Executive Officer
                                                          (Principal Executive
                                                          and Financial Officer)

Date:  July 16, 2001
                                                      By: /s/ Glenn F. Hopps
                                                          ------------------
                                                          Glenn F. Hopps,
                                                          Treasurer
                                                          (Principal Accounting
                                                          Officer)