Form 10-Q
period 2001-09-15
LIBERTY TAX CREDIT PLUS LP
filed 2001-10-04
CIK 818020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 15, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3446500
--------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                  10022
--------------------------------------                                ----------
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
                                   (Unaudited)

                                                =============     ============
                                                SEPTEMBER 15,       MARCH 15,
                                                    2001              2001
                                                -------------     ------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $104,810,503 and $100,752,865
  respectively                                  $137,340,812      $140,991,975
Property and equipment -
  held for sale, net of accumulated
  depreciation of $8,001,270
  and $8,001,270, respectively                     9,871,853         9,871,853
Cash and cash equivalents                          6,178,506         6,659,875
Cash held in escrow                               15,318,544        15,162,698
Accounts receivable - tenants                        574,136           952,516
Deferred costs - net of accumulated
  amortization of $3,299,484
  and $3,002,640, respectively                     3,405,884         3,702,728
Other assets                                       1,711,697         1,308,367
                                                 -----------       -----------
Total assets                                    $174,401,432      $178,650,012
                                                 ===========       ===========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                =============     ============
                                                SEPTEMBER 15,       MARCH 15,
                                                    2001              2001
                                                -------------     ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                        $162,643,364      $164,295,845
  Accounts payable and other
   liabilities                                    13,092,976        11,726,895
  Due to local general partners and
   affiliates                                     13,980,894        13,978,618
  Due to general partners and
   affiliates                                      6,389,733         6,057,794
  Due to selling partners                          1,142,090         1,142,090
                                                 -----------       -----------
Total liabilities                                197,249,057       197,201,242
                                                 -----------       -----------

Minority interest                                  1,885,859         2,485,493
                                                 -----------       -----------

Commitments and contingencies
  (Note 3)

Partners' deficit:
  Limited partners (15,987.5 BACs
   issued and outstanding)                       (23,756,304)      (20,096,511)
  General partners                                  (977,180)         (940,212)
                                                 -----------       -----------
Total partners' deficit                          (24,733,484)      (21,036,723)
                                                 -----------       -----------
Total liabilities and partners'
  deficit                                       $174,401,432      $178,650,012
                                                 ===========       ===========


See Accompanying Notes to Consolidated Financial Statements.

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                       ==========================     ==========================
                           THREE MONTHS ENDED            SIX MONTHS ENDED
                              SEPTEMBER 15,                 SEPTEMBER 15,
                       --------------------------     --------------------------
                           2001           2000*           2001          2000*
                       --------------------------     --------------------------
Revenues
Rental income          $  8,861,794   $  8,797,781    $17,845,551    $17,628,197
Other                       394,995        333,807        737,196        631,745
                        -----------    -----------     ----------     ----------

                          9,256,789      9,131,588     18,582,747     18,259,942
                        -----------    -----------     ----------     ----------
Expenses
General and
  administrative          1,625,894      1,607,370      3,302,258      3,247,350
General and
  administrative-
  related parties
  (Note 2)                  629,951        669,904      1,248,695      1,336,781
Repairs and
  maintenance             1,754,542      1,816,571      3,217,160      3,459,873
Operating and other       1,056,161      1,009,042      2,568,075      2,282,814
Taxes                       462,301        508,207        850,406        880,397
Insurance                   320,656        312,869        683,669        664,730
Financial                 3,077,217      3,226,530      6,221,124      6,764,030
Depreciation and
amortization              2,148,554      2,320,033      4,354,482      4,626,065
                        -----------    -----------     ----------     ----------

Total expenses           11,075,276     11,470,526     22,445,869     23,262,040
                        -----------    -----------     ----------     ----------

Loss before minority
  interest               (1,818,487)    (2,338,938)    (3,863,122)    (5,002,098)

Minority interest
  in loss of
  subsidiaries               35,577         94,110        166,361        225,348
                        -----------    -----------     ----------     ----------

Net loss               $ (1,782,910)  $ (2,244,828)   $(3,696,761)   $(4,776,750)
                        ===========    ===========     ==========     ==========

Net loss-
  limited partners     $ (1,765,081)  $ (2,222,380)   $(3,659,793)   $(4,728,983)
                        ===========    ===========     ==========     ==========

Number of
  BACs outstanding         15,987.5       15,987.5       15,987.5       15,987.5
                         ==========    ===========     ==========     ==========

Net loss per BAC        $   (110.40)  $    (139.00)   $   (228.92)   $   (295.79)
                         ==========    ===========     ==========     ==========


*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                             ============       ============        ===========
                                                  LIMITED            GENERAL
                                 TOTAL            PARTNERS           PARTNERS
                             ------------       ------------        -----------
Partners'
  deficit -
  March 16, 2001             $(21,036,723)      $(20,096,511)       $ (940,212)

Net loss                       (3,696,761)        (3,659,793)          (36,968)
                              -----------        -----------         ---------
Partners'
  deficit -
  September 15, 2001         $(24,733,484)      $(23,756,304)       $ (977,180)
                              ===========        ===========         =========


See Accompanying Notes to Consolidated Financial Statements.

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                 ==========================
                                                       SIX MONTHS ENDED
                                                          SEPTEMBER 15,
                                                 --------------------------
                                                     2001              2000
                                                 --------------------------
Cash flows from operating activities:

Net loss                                         $(3,696,761)      $(4,776,750)
Adjustments to reconcile net loss
  to net cash provided
  by (used in) operating activities:
Depreciation and amortization                      4,354,482         4,626,065
Minority interest in loss of
  subsidiaries                                      (166,361)         (225,348)
Decrease in accounts
  receivable-tenants                                 378,380            11,530
Increase in other assets                            (403,330)         (266,148)
Increase in accounts payable and
  other liabilities                                1,366,081         1,298,525
Increase in due to general partners
  and affiliates                                     331,939           274,677
Increase in cash held
  in escrow                                         (676,277)       (1,060,051)
                                                 -----------       -----------
Net cash provided by (used in)
  operating activities                             1,488,153          (117,500)
                                                 -----------       -----------

Cash flows from investing activities:

Decrease (increase)in cash held in
  escrow                                             520,431          (249,061)
Improvements to property and
  equipment                                         (406,475)         (272,438)
                                                 -----------       -----------
Net cash provided by (used in)
  investing activities                               113,956          (521,499)
                                                 -----------       -----------

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                 Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                 ============================
                                                       SIX MONTHS ENDED
                                                          SEPTEMBER 15,
                                                 ----------------------------
                                                     2001              2000
                                                 ----------------------------
Cash flows from financing activities:

Increase in deferred costs                                 0          (480,435)
Proceeds from mortgage notes                               0        13,000,000
Repayments of mortgage notes                      (1,652,481)      (13,672,719)
Increase in due to local general
  partners and affiliates                            272,925           975,190
Decrease in due to local general
  partners and affiliates                           (270,649)         (206,294)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                 (433,273)          (32,649)
                                                  ----------        ----------

Net cash used in
  financing activities                            (2,083,478)         (416,907)
                                                  ----------        ----------

Net decrease in cash and cash
  equivalents                                       (481,369)       (1,055,906)

Cash and cash equivalents at
  beginning of period                              6,659,875         5,940,310
                                                  ----------        ----------

Cash and cash equivalents at
  end of period                                  $ 6,178,506       $ 4,884,404
                                                  ==========        ==========


See Accompanying Notes to Consolidated Financial Statements.

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2001
                                   (Unaudited)

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 2001, the results of operations for the three and six months ended September 15, 2001 and 2000 and cash flows for the six months ended September 15, 2001 and 2000. However, the operating results for the six months ended September 15, 2001 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2001
                                   (Unaudited)

statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2001.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $62,000 and $64,000 and $112,000 and $132,000 for the three and six months ended September 15, 2001 and 2000, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

NOTE 2 - RELATED PARTY TRANSACTIONS

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2001
                                   (Unaudited)

The costs incurred to related parties for the three and six months ended September 15, 2001 and 2000 were as follows:

                            THREE MONTHS ENDED         SIX MONTHS ENDED
                               SEPTEMBER 30,             SEPTEMBER 30,
                         -----------------------   -----------------------
                            2001         2000         2001         2000
                         -----------------------   -----------------------
Partnership manage-
  ment fees (a)          $  284,500   $  284,500   $  569,000   $  569,000
Expense reimburse-
  ment (b)                   31,019       50,003       58,602       79,178
Property management
  fees incurred to af-
  filiates of the Gen-
  eral Partners (c)          26,280       28,447       54,244       52,560
Local administrative
  fee (d)                    17,000       18,000       34,000       36,000
                         ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partners          358,799      380,950      715,846      736,738
                         ----------   ----------   ----------   ----------
Property manage-
  ment fees
  incurred to affili-
  ates of the subsi-
  diary partnerships'
  general partners (c)      271,152      288,954      532,849      600,043
                         ----------   ----------   ----------   ----------

Total general and
  administrative-
  related parties        $  629,951   $  669,904   $1,248,695   $1,336,781
                         ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2001
                                   (Unaudited)

their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $5,834,000 and $5,390,000 were accrued and unpaid as of September 15, 2001 and March 15, 2001, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $51,000 and $155,000 were accrued and unpaid as of September 15, 2001 and March 15, 2001, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $505,869 and $482,149 and $988,526 and $980,070 for the three and six months ended September 15, 2001 and 2000, respectively. Of these fees, $271,152 and $288,954 and $532,849 and $600,043 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $26,280 and $28,447 and $54,244 and $52,560 were incurred to affiliates of the General Partners.

(d)  Liberty   Associates  III  L.P.,  the  special   limited   partner  of  the
subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                           LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2001
                                   (Unaudited)


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

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet obligations of the Partnership. During the six months ended September 15, 2001 and 2000, such distributions amounted to approximately $1,014,000 and $25,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $5,885,000 and $5,545,000 were accrued and unpaid as of September 15, 2001 and March 15, 2001, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For the six months ended September 15, 2001, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships decreased approximately $481,000. This decrease is primarily attributable to an increase in property and equipment ($406,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($433,000) and principal repayment of mortgage notes ($1,652,000) which exceeded cash provided by operating activities ($1,488,000) and a decrease in cash held in escrow relating to investing activities ($520,000). Included in adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $4,354,000.

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

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

RESULTS OF OPERATIONS

Results of operations for the three and six months ended September 15, 2001 and 2000 consisted, primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 1% for both the three and six months ended September 15, 2001 as compared to the corresponding periods in 2000, primarily due to rental rate increases.

Other income increased approximately $61,000 and $105,000 for the three and six months ended September 15, 2001 as compared to the corresponding periods in 2000, primarily due to increases in laundry room income at three Local Partnerships as well as small increases at two other Local Partnerships.

Total expenses, excluding operating and other, remained fairly consistent, with decreases of approximately 4% and 5% for the three and six months ended September 15, 2001 as compared to the corresponding periods in 2000.

Operating and other increased approximately $285,000 for the six months ended September 15, 2001 as compared to the corresponding period in 2000, primarily due to an increase in gas prices at three Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                  (Registrant)

                                By:  RELATED CREDIT PROPERTIES L.P.,
                                     a General Partner

                                     By: Related Credit Properties Inc.,
                                         its General Partner

Date:  October 2, 2001
                                         By:  /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive and Financial
                                              Officer)

Date:  October 2, 2001
                                         By:  /s/ Glenn F. Hopps
                                              ------------------
                                              Glenn F. Hopps,
                                              Treasurer
                                              (Principal Accounting Officer)

                                By:  LIBERTY ASSOCIATES III, L.P.,
                                     a General Partner

                                     By: Related Credit Properties L.P.,
                                         its General Partner

                                         By:  Related Credit Properties Inc.,
                                              its General Partner

Date:  October 2, 2001
                                              By:   /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes,
                                                    President and Chief
                                                    Executive Officer
                                                    (Principal Executive and
                                                    Financial Officer)

Date:  October 2, 2001
                                              By:   /s/ Glenn F. Hopps
                                                    ------------------
                                                    Glenn F. Hopps,
                                                    Treasurer
                                                    (Principal Accounting
                                                    Officer)