Form 10-Q
period 2001-12-15
LIBERTY TAX CREDIT PLUS LP
filed 2002-01-09
CIK 818020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 15, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR
-----  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                13-3446500
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                  10022
---------------------------------------                               ----------
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
                                  (Unaudited)

                                                   =============   =============
                                                    DECEMBER 15,     MARCH 15,
                                                       2001             2001
                                                   -------------   -------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $107,012,610 and $100,752,865
  respectively                                     $ 135,721,733   $ 140,991,975
Property and equipment -
  held for sale, net of accumulated
  depreciation of $8,001,270
  and $8,001,270, respectively                         9,871,853       9,871,853
Cash and cash equivalents                              6,049,337       6,659,875
Cash held in escrow                                   15,252,330      15,162,698
Accounts receivable - tenants                            746,539         952,516
Deferred costs - net of accumulated
  amortization of $3,284,657
  and $3,002,640, respectively                         3,420,711       3,702,728
Other assets                                           1,557,523       1,308,367
                                                   -------------   -------------
Total assets                                       $ 172,620,026   $ 178,650,012
                                                   =============   =============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                 =============    =============
                                                  DECEMBER 15,      MARCH 15,
                                                     2001              2001
                                                 -------------    -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                         $ 161,675,186    $ 164,295,845
  Accounts payable and other
    liabilities                                     12,924,674       11,726,895
  Due to local general partners and
    affiliates                                      15,102,989       13,978,618
  Due to general partners and
    affiliates                                       6,529,464        6,057,794
  Due to selling partners                            1,142,090        1,142,090
                                                 -------------    -------------
Total liabilities                                  197,374,403      197,201,242
                                                 -------------    -------------

Minority interest                                    1,664,736        2,485,493
                                                 -------------    -------------

Commitments and contingencies
  (Note 3)

Partners' deficit:
  Limited partners (15,987.5 BACs
    issued and outstanding)                        (25,425,077)     (20,096,511)
  General partners                                    (994,036)        (940,212)
                                                 -------------    -------------
Total partners' deficit                            (26,419,113)     (21,036,723)
                                                 -------------    -------------
Total liabilities and partners'
  deficit                                        $ 172,620,026    $ 178,650,012
                                                 =============    =============


See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                    ============================    ============================
                         THREE MONTHS ENDED               NINE MONTHS ENDED
                             DECEMBER 15,                    DECEMBER 15,
                    ----------------------------    ----------------------------
                         2001*           2000*          2001            2000
                    ----------------------------    ----------------------------
Revenues
Rental income       $  9,013,362    $  8,958,223    $ 26,858,913    $ 26,586,420
Other                    338,405         361,248       1,075,601         992,993
                    ------------    ------------    ------------    ------------
                       9,351,767       9,319,471      27,934,514      27,579,413
                    ------------    ------------    ------------    ------------
Expenses
General and
  administrative       1,431,618       1,438,884       4,733,876       4,686,234
General and
  administrative-
  related parties
  (Note 2)               637,182         673,637       1,885,877       2,010,418
Repairs and
  maintenance          1,771,536       1,757,324       4,914,825       5,217,197
Operating and
  other                1,089,171         949,673       3,731,117       3,232,487
Taxes                    541,032         501,281       1,391,438       1,381,678
Insurance                374,412         388,118       1,058,081       1,052,848
Financial              3,226,006       3,361,269       9,447,130      10,125,299
Depreciation and
  amortization         2,187,280       2,307,444       6,541,762       6,933,509
                    ------------    ------------    ------------    ------------

Total expenses        11,258,237      11,377,630      33,704,106      34,639,670
                    ------------    ------------    ------------    ------------

Loss before
  minority
  interest            (1,906,470)     (2,058,159)     (5,769,592)     (7,060,257)

Minority interest
  in loss of
  subsidiaries           220,841         123,614         387,202         348,962
                    ------------    ------------    ------------    ------------

Net loss            $ (1,685,629)   $ (1,934,545)   $ (5,382,390)   $ (6,711,295)
                    ============    ============    ============    ============

Net loss-limited
  partners          $ (1,668,773)   $ (1,915,199)   $ (5,328,566)   $ (6,644,182)
                    ============    ============    ============    ============

Number of BACs
  outstanding           15,987.5        15,987.5        15,987.5        15,987.5
                    ============    ============    ============    ============

Net loss per BAC    $    (104.38)   $    (119.79)   $    (333.30)   $    (415.59)
                    ============    ============    ============    ============

* Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                      ============================================
                                        LIMITED         GENERAL
                          TOTAL         PARTNERS        PARTNERS
                      --------------------------------------------
Partners'
  deficit -
  March 16, 2001      $(21,036,723)   $(20,096,511)   $   (940,212)

Net loss                (5,382,390)     (5,328,566)        (53,824)
                      ------------    ------------    ------------
Partners'
  deficit -
  December 15, 2001   $(26,419,113)   $(25,425,077)   $   (994,036)
                      ============    ============    ============


See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                        ============================
                                             NINE MONTHS ENDED
                                                DECEMBER 15,
                                        ----------------------------
                                            2001            2000
                                        ----------------------------
Cash flows from operating activities:

Net loss                                $ (5,382,390)   $ (6,711,295)
Adjustments to reconcile net loss
  to net cash provided
  by operating activities:
Depreciation and amortization              6,541,762       6,933,509
Minority interest in loss of
  subsidiaries                              (387,202)       (348,962)
Decrease (increase) in accounts
  receivable-tenants                         205,977          (7,946)
Increase in other assets                    (249,156)       (544,888)
Increase in accounts payable and
  other liabilities                        1,197,779       1,870,593
Increase in due to general partners
  and affiliates                             471,670         619,100
Increase in cash held in escrow             (799,695)       (769,085)
                                        ------------    ------------
Net cash provided by
  operating activities                     1,598,745       1,041,026
                                        ------------    ------------
Cash flows from investing activities:

Decrease (increase) in cash held in
  escrow                                     710,063        (132,346)
Improvements to property and
  equipment                                 (989,503)       (469,248)
                                        ------------    ------------

Net cash used in investing activities       (279,440)       (601,594)
                                        ------------    ------------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                        ============================
                                             NINE MONTHS ENDED
                                                DECEMBER 15,
                                        ----------------------------
                                            2001            2000
                                        ----------------------------

Cash flows from financing activities:

Increase in deferred costs                         0        (605,624)
Proceeds from mortgage notes                       0      13,000,000
Repayments of mortgage notes              (2,620,659)    (14,555,472)
Increase in due to local general
  partners and affiliates                  1,407,849       1,247,376
Decrease in due to local general
  partners and affiliates                   (283,478)       (212,602)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest         (433,555)        (32,648)
                                        ------------    ------------

Net cash used in financing activities     (1,929,843)     (1,158,970)
                                        ------------    ------------
Net decrease in cash and cash
  equivalents                               (610,538)       (719,538)

Cash and cash equivalents at
  beginning of period                      6,659,875       5,940,310
                                        ------------    ------------

Cash and cash equivalents at
  end of period                         $  6,049,337    $  5,220,772
                                        ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2001
                                   (Unaudited)

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 15, 2001, the results of operations for the three and nine months ended December 15, 2001 and 2000 and cash flows for the nine months ended December 15, 2001 and 2000. However, the operating results for the nine months ended December 15, 2001 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2001
                                   (Unaudited)

statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2001.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $41,000 and $46,000 and $153,000 and $178,000 for the three and nine months ended December 15, 2001 and 2000, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

NOTE 2 - RELATED PARTY TRANSACTIONS

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2001
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended December 15, 2001 and 2000 were as follows:

                           THREE MONTHS ENDED         NINE MONTHS ENDED
                               DECEMBER 15,              DECEMBER  15,
                         -----------------------   -----------------------
                             2001        2000          2001         2000
                         -----------------------   -----------------------
Partnership manage-
  ment fees (a)          $  284,500   $  284,500   $  853,500   $  853,500
Expense reimburse-
  ment (b)                   34,750       59,265       93,352      138,443
Property management
  fees incurred to af-
  filiates of the Gen-
  eral Partners (c)          32,172       26,280       86,416       78,840
Local administrative
  fee (d)                    17,000       18,000       51,000       54,000
                         ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partners          368,422      388,045    1,084,268    1,124,783
                         ----------   ----------   ----------   ----------
Property manage-
  ment fees
  incurred to affili-
  ates of the subsi-
  diary partnerships'
  general partners (c)      268,760      285,592      801,609      885,635
                         ----------   ----------   ----------   ----------

Total general and
  administrative-
  related parties        $  637,182   $  673,637   $1,885,877   $2,010,418
                         ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2001
                                   (Unaudited)

their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $5,993,000 and $5,390,000 were accrued and unpaid as of December 15, 2001 and March 15, 2001, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $30,000 and $155,000 were accrued and unpaid as of December 15, 2001 and March 15, 2001, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $426,530 and $403,862 and $1,415,056 and $1,383,932 for the three and nine months ended December 15, 2001 and 2000, respectively. Of these fees, $268,760 and $285,592 and $801,609 and $885,635 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $32,172 and $26,280 and $86,416 and $78,840 were incurred to affiliates of the General Partners.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2001
                                   (Unaudited)

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

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet obligations of the Partnership. During the nine months ended December 15, 2001 and 2000, such distributions amounted to approximately $1,028,000 and $30,000, respectively. In addition, partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $6,023,000 and $5,545,000 were accrued and unpaid as of December 15, 2001 and March 15, 2001, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these partnership management fees but are under no obligation to continue to do so.

For the nine months ended December 15, 2001, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships decreased approximately $611,000. This decrease is attributable to improvements to property and equipment ($990,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($434,000) and principal repayment of mortgage notes ($2,621,000) which exceeded cash provided by operating activities ($1,599,000), a net increase in due to local general partners and affiliates ($1,124,000) and a decrease in cash held in escrow relating to investing activities ($710,000). Included in adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $6,542,000.

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

RESULTS OF OPERATIONS

Results of operations for the three and nine months ended December 15, 2001 and 2000 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 1% for both the three and nine months ended December 15, 2001 as compared to the corresponding periods in 2000, primarily due to rental rate increases.

Total expenses, excluding operating and other, remained fairly consistent, with decreases of approximately 2% and 5% for the three and nine months ended December 15, 2001 as compared to the corresponding periods in 2000.

Operating and other expenses increased approximately $139,000 and $499,000 for the three and nine months ended December 15, 2001 as compared to the corresponding periods in 2000, primarily due to an increase in gas prices at seven Local Partnerships.

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

           (a)    Exhibits - None

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                  (Registrant)

                            By: RELATED CREDIT PROPERTIES L.P.,
                                a General Partner

                                By: Related Credit Properties Inc.,
                                    its General Partner

Date:  January 9, 2002
                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes,
                                        President and Chief Executive
                                        Officer
                                        (Principal Executive and Financial
                                        Officer)

Date:  January 9, 2002
                                    By: /s/ Glenn F. Hopps
                                        ------------------
                                        Glenn F. Hopps,
                                        Treasurer
                                        (Principal Accounting Officer)

                            By: LIBERTY ASSOCIATES III, L.P.,
                                a General Partner

                                By: Related Credit Properties L.P.,
                                    its General Partner

                                    By: Related Credit Properties Inc.,
                                        its General Partner

Date:  January 9, 2002
                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes,
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive and
                                            Financial Officer)

Date:  January 9, 2002
                                        By: /s/ Glenn F. Hopps
                                            ------------------
                                            Glenn F. Hopps,
                                            Treasurer
                                            (Principal Accounting
                                            Officer)