Form 10-K
period 2002-03-31
LIBERTY TAX CREDIT PLUS LP
filed 2002-06-06
CIK 818020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934

For the fiscal year ended March 15, 2002
                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            13-3446500
--------------------------------                      --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

625 Madison Avenue, New York, New York                          10022
--------------------------------------                        ----------
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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships," "subsidiaries" or "subsidiary partnerships") which own leveraged low and moderate-income multifamily residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning Properties ("Rehabilitation Projects") that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit", and together with the Low-Income Housing Tax Credit, "Tax Credits"). The Partnership's investment in each Local Partnership represents a 20% to 98% interest in each of the Local Partnerships. As of March 15, 2002, the Partnership had acquired interests in 31 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties, below.

Liberty Associates is the special limited partner in all 31 Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner, which permit it to exercise control over the management and policies of the Local Partnerships.

At its inception, the investment objectives of the Partnership were to:

1. Entitle qualified BACs holders to substantial Housing Tax Credits (and potentially Historic Rehabilitation Tax Credits) over the period of the Partnership's entitlement to claim Housing Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service);

2. Participate in any capital appreciation in the value of the Properties and provide distributions of sale or refinancing proceeds upon the disposition of Properties;

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Tax Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by respective state credit agencies the authority to recognize Tax Credits during the Tax Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Tax Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

As of December 31, 2001, the Tax Credit Period for all the Properties has expired, although the Partnership must continue to own an interest in the Properties for an additional five years in order to avoid recapture of the Tax Credits.

As of March 15, 2002, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Accordingly, at this time there can be no assurance that the Partnership will achieve each of its investment objectives.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 20% of the Properties are located in any single state.

The Partnership is the beneficiary of certain subsidy agreements pursuant to which the United States Department of Housing and Urban Development ("HUD") subsidizes the amount of rent that the Local Partnerships earn. There are substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Except for the seven Local Partnerships listed below, the following is the allocation of ownership percentage for each of the Local Partnerships:

Local General Partner                                                                    1%
Special Limited Partner                                                                  1%
Limited Partner - Liberty Tax Credit Plus L.P.                                          98%

                                  General                 Special                  Liberty Tax                    Other
                                 Partner(s)          Limited Partners            Credit Plus L.P.           Limited Partners*
                                 ----------          ----------------            ----------------           -----------------
Shiloh Grove                       5%                       1%                         94%                          0%
Concourse Artists                  1%                       1%                         79%                         19%
Grand Concourse                    1%                       1%                         79%                         19%
Robin Housing                      1%                       1%                         79%                         19%
Willoughby - Wyckoff               1%                       1%                         79%                         19%
Penn Alto                          1%                       1%                         19.60%                      78.40%
Sartain                            1%                       1%                         71.54%                      26.46%

*Affiliates of the Partnership with same management

                           Local Partnership Schedule
                           --------------------------

Name and Location                                                              % of Units Occupied  At  May 1,
                                                                       ---------------------------------------------
(Number of Units)                        Date Acquired                 2002       2001      2000       1999     1998
-----------------                        -------------                 ----       ----      ----       ----     ----
B & C Housing Associates, L.P.           December 1987                  97         93        92         91       93
  Tulsa, OK (220)

State Street 86 Associates, L.P.         February 1988                  99         97       100         97       99
  Camden, NJ (200)

Fox Glenn Investors, L.P.                March 1988                     95         97        93         97       94
  Seat Pleasant, MD (172)

Shiloh-Grove, L.P. (Mt. Vernon)          February 1988                  95         99        94         97       96
  Columbus, OH (394)

Silver Blue Lake Apartments, LTD.        February 1988                  93         87        93         92       99
  Miami, FL (123)

Lancaster Towers Associates, LTD.        May 1988                      100        100       100         99      100
  Lancaster, NY (157)

West Kinney Associates, L.P.             June 1988                      97         97        94         98       99
  Newark, NJ (114)

Autumn Park Associates, L.P.             June 1988                      88         95        93         83       88
  Wilsonville, OR (144)

Regent Street Associates, L.P.           June 1988                     100         94        93         89       90
  Philadelphia, PA (80)

Magnolia Arms Associates, LTD.           July 1988                      99         90        91         94       89
  Jacksonville, FL (232)

Greenleaf Associates, L.P.               July 1988                      94         97        97         97       97
  Kansas City, Mo (195)

Alameda Towers Associates, L.P.          July 1988                      97         99        99         96       99
  San Juan, PR (150)

Dixie Apartment Associates, LTD.         July 1988                     100         97       100        100      100
  Miami, FL (29)

Ludlam Gardens Apartments, LTD.          July 1988                      99         99        97         97      100
  Miami, FL (90)

Grove Parc Associates, L.P.
  (Woodlawn)                             July 1988                      92         94        95         98       98
  Chicago, IL (504)

2108 Bolton Drive Associates, L.P.       July 1988                      92         97        99        100       96
  Atlanta, GA (358)

                           Local Partnership Schedule
                           --------------------------
                                   (continue)

Name and Location                                                              % of Units Occupied  At  May 1,
                                                                       ---------------------------------------------
(Number of Units)                        Date Acquired                 2002       2001      2000       1999     1998
-----------------                        -------------                 ----       ----      ----       ----     ----
Apple Creek Housing
  Associates, LTD.                       June 1988                      93         99        98         90       98
  Arvado, CO (195)

Redwood Villa Associates                 September 1988                 99        100        99         98       96
  San Diego, CA (92)

Charles Drew Court
  Associates, L.P.                       September 1988                 95         97       100        100       99
  Atlantic City, NJ (38)

Walnut Park Plaza
  Associates, L.P.                       September 1988                 89         83        89         86       87
  Philadelphia, PA (227)

Bayridge Associates, L.P.                December 1988                  91         97        90         96       94
  Beaverton, OR (246)

United-Pennsylvanian, L.P.               December 1988                  97         99        99         98      100
  Erie, PA (112)

2051 Grand Concourse
  Associates, L.P.                       November 1988                  91        100        95         98       94
  Bronx, NY (63)

Concourse Artists Housing
  Associates, L.P.                       November 1988                 100         96        96         96       91
  Bronx, NY (23)

Willoughby/Wycoff Housing
  Associates, L.P.                       November 1988                 100         87        87         93       91
  Bronx, NY (68)

Robin Housing Associates, L.P.           November 1988                  98         93        98         98       95
  Bronx, NY (100)

Lund Hill Associates, L.P.               January 1989                  100        100       100        100      100
  Superior, WI (150)

Tanglewood Apartments, L.P.              October 1988                   98         93        96         89       78
  Joplin, MO (176)

Quality Hill Historic District-
  Phase II-A, L.P.                       March 1989                     94         92        98        100       97
  Kansas City, MO (49)

                           Local Partnership Schedule
                           --------------------------
                                   (continue)

Name and Location                                                              % of Units Occupied  At  May 1,
                                                                       ---------------------------------------------
(Number of Units)                        Date Acquired                 2002       2001      2000       1999     1998
-----------------                        -------------                 ----       ----      ----       ----     ----
Penn Alto Associates, L.P.               June 1989                      83         82        82         89       87
  Altoona, PA (150)

Sartain School Venture, L.P.             August 1990                    97         97       100         91      100
  Philadelphia, PA (35)

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

The Partnership has 5,567 registered holders of an aggregate of 15,987.5 BACs, as of May 15, 2002.

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

The Partnership has made no distributions to the BACs holders as of March 15, 2002. The Partnership does not anticipate providing cash distributions to the BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                            For the Year Ended March 15,
                                     ----------------------------------------------------------------------------------
OPERATIONS                                2002             2001             2000             1999              1998
----------                           -------------    -------------    -------------    -------------    -------------
Revenues                             $  37,918,705    $  37,421,097    $  36,518,877    $  36,007,881    $  35,350,849

Operating expenses                     (46,267,377)     (46,357,904)     (45,568,571)     (44,080,952)     (42,873,491)
                                     -------------    -------------    -------------    -------------    -------------
Loss before minority interest and
  extraordinary item
                                        (8,348,672)      (8,936,807)      (9,049,694)      (8,073,071)      (7,522,642)

Minority interest in loss of
  subsidiaries                             428,522          475,683          461,338          344,685          347,557
                                     -------------    -------------    -------------    -------------    -------------
Loss before extraordinary item
                                        (7,920,150)      (8,461,124)      (8,588,356)      (7,728,386)      (7,175,085)

Extraordinary item                               0          500,000                0         (530,379)               0

Net loss                             $  (7,920,150)   $  (7,961,124)   $  (8,588,356)   $  (8,258,765)   $  (7,175,085)
                                     =============    =============    =============    =============    =============
Loss before extra-ordinary item
  per BAC                            $     (490.44)   $     (523.94)   $     (531.82)   $     (478.57)   $     (444.31)

Extraordinary item per BAC
                                                 0            30.96                0           (32.84)               0
                                     -------------    -------------    -------------    -------------    -------------
Net loss per weighted average BAC
                                     $     (490.44)   $     (492.98)   $     (531.82)   $     (511.41)   $     (444.31)
                                     =============    =============    =============    =============    =============


                                                                          March 15,
                                     ----------------------------------------------------------------------------------
FINANCIAL POSITION                        2002             2001             2000             1999             1998
                                     -------------    -------------    -------------    -------------    -------------
Total assets                         $ 170,552,302    $ 178,650,012    $ 180,711,472    $ 186,633,608    $ 193,686,678
                                     =============    =============    =============    =============    =============
Total liabilities                    $(197,397,871)   $(197,201,242)   $(190,839,539)   $(187,558,858)   $(183,787,909)
                                     =============    =============    =============    =============    =============
Minority interest                    $  (2,111,304)   $  (2,485,493)   $  (2,947,532)   $  (3,561,993)   $  (6,127,247)
                                     =============    =============    =============    =============    =============
Total partners' (deficit)            $ (28,956,873)   $ (21,036,723)   $ (13,075,599)   $  (4,487,243)   $   3,771,522
  capital                            =============    =============    =============    =============    =============

During the years ended March 15, 1998 through 2002, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment.

                  Selected Quarterly Financial Data (Unaudited)

                                                                 Quarter Ended
                                     ----------------------------------------------------------------------------
OPERATIONS                           June 30, 2001    September 30, 2001      December 31, 2001   March 31, 2002
----------                           -------------    ------------------      -----------------   --------------
Revenues                              $  9,325,958       $  9,256,789          $  9,351,767       $  9,984,191

Operating expenses                      11,370,593         11,075,276            11,258,237         12,563,271
                                      ------------       ------------          ------------       ------------
Loss before minority interest           (2,044,635)        (1,818,487)           (1,906,470)        (2,579,080)

Minority interest in loss of               130,784             35,577               220,841             41,320
  subsidiaries                        ------------       ------------          ------------       ------------

Net loss                              $ (1,913,851)      $ (1,782,910)         $ (1,685,629)      $ (2,537,760)
                                      ============       ============          ============       ============
Net loss per weighted average BAC     $    (118.51)      $    (110.40)         $    (104.38)      $    (157.15)
                                      ============       ============          ============       ============
                                                                 Quarter Ended
                                     ----------------------------------------------------------------------------
OPERATIONS                           June 30, 2001    September 30, 2001      December 31, 2001   March 31, 2002
----------                           -------------    ------------------      -----------------   --------------
Revenues                              $  9,128,354       $  9,131,588          $  9,319,471       $  9,841,684

Operating expenses                      11,791,514         11,470,526            11,377,630         11,718,234
                                      ------------       ------------          ------------       ------------
Loss before minority interest and       (2,663,160)        (2,338,938)           (2,058,159)        (1,876,550)
  extraordinary item

Minority interest in loss of               131,238             94,110               123,614            126,721
  subsidiaries                        ------------       ------------          ------------       ------------

Loss before extraordinary item          (2,531,922)        (2,244,828)           (1,934,545)        (1,749,829)

Extraordinary item                               0                  0                     0            500,000
                                      ------------       ------------          ------------       ------------

Net loss                              $ (2,531,922)      $ (2,244,828)         $ (1,934,545)      $ (1,249,829)
                                      ============       ============          ============       ============

Loss before extraordinary item per    $    (156.79)      $    (139.00)         $    (119.79)      $    (108.36)
  BAC

Extraordinary item per BAC                       0                  0                     0              30.96
                                      ------------       ------------          ------------       ------------

Net loss per weighted average BAC     $    (156.79)      $    (139.00)         $    (119.79)      $     (77.40)
                                      ============       ============          ============       ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet obligations of the Partnership. During the years ended March 15, 2002, 2001 and 2000, such distributions amounted to approximately $1,028,000, $53,000 and $1,774,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $6,235,000, $5,545,000 and $4,607,000 were accrued and unpaid as of March 15,
2002, 2001 and 2000, respectively. In particular, partnership management fees owed to the General Partners amounting to approximately $6,215,000, and $5,390,000 were accrued and unpaid as of March 15, 2002 and 2001, respectively. Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $20,000 and $155,000 were accrued and unpaid as of March 15, 2002 and 2001, respectively. Without the General Partners' continued accrual without payment of these fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

During the year ended March 15, 2002, cash and cash equivalents of the Partnership decreased approximately $280,000. This decrease is attributable to an increase in property and equipment ($1,811,000), repayments of mortgage notes ($2,905,000) and an increase in deferred costs ($50,000) which exceeded cash provided by operating activities ($2,600,000), a net increase in due to local general partners and affiliates ($1,239,000), an increase in due to selling partners ($92,000), a decrease in cash held in escrow relating to investing activities ($501,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($54,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $9,179,000.

A working capital reserve of approximately $3,021,000 remained unused at March 15, 2002.

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

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the 15-year period during which the Properties must comply with various rent and other restrictions.

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

RESULTS OF OPERATIONS

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis is below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 15, 2002, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

The following is a summary of the results of operations of the Partnership for the years ended March 15, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years, respectively).

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

The net loss for the 2001, 2000 and 1999 Fiscal Years totaled $7,920,150, $7,961,124 and $8,588,356, respectively. The 2000 Fiscal Year is net of an extraordinary gain of $500,000.

The Partnership continues to meet the investment objective of generating Housing Tax Credits to qualified BACs holders. To date, all of the Local Partnerships have remained in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $23,744, $398,165 and $3,090,724 in Tax Credits for the 2001, 2000 and 1999 tax
years, respectively. As of December 31, 2001, the Tax Credit period for the Partnership has expired, although the Partnership must continue to own an interest in the Properties for an additional five years in order to avoid recapture of the Tax Credits.

2001 VS. 2000

Rental income increased approximately 1% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year primarily due to rental rate increases.

Total expenses, excluding operating, taxes and insurance, remained fairly consistent for the 2001 Fiscal Year as compared to the 2000 Fiscal Year with a decrease of approximately 1%.

Operating expenses increased approximately $506,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year, primarily due to an increase in gas prices at five Local Partnerships.

Taxes decreased approximately $184,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year, primarily due to reassessment of property taxes in 2001 at two Local Partnerships.

Insurance increased approximately $149,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year, primarily due to an increase in premiums at five Local Partnerships.

2000 VS. 1999

Rental income increased approximately 2% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year primarily due to rental rate increases.

Other increased approximately $206,000 for the 2000 Fiscal Year as compared to the 1999 Fiscal Year primarily due to one Local Partnership receiving a grant from HUD and higher cash and cash equivalents balances at the Partnership level.

Total expenses remained fairly consistent for the 2000 Fiscal Year as compared to the 1999 Fiscal Year with an increase of approximately 2%.

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

REDWOOD VILLA ASSOCIATES, L.P.

Redwood Villa Associates, L.P. ("Redwood") has sustained operating losses since its inception. For the 2001 Fiscal Year, Redwood experienced a loss of $194,921, including $217,787 of depreciation and $4,553 of amortization, and at December 31, 2001 had a working capital deficiency of $693,518 and a deficit in partners' equity of $1,339,887. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 2001, 2000 and 1999 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2002 and 2001 was reduced to zero by prior years' losses and the minority interest balance was approximately $400,000 and $402,000, respectively. Redwood's net loss after minority interest amounted to approximately $193,000, $185,000 and $177,000 for the 2001, 2000 and 1999 Fiscal Years, respectively.

WILLOUGHBY-WYCKOFF HOUSING ASSOCIATES

The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies and has required loans from related parties to meet its obligations. The Local General Partner plans to continue to minimize costs within their control and seek additional funding sources to sup-plement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 15, 2002 and 2001 was reduced to zero by prior years' losses and the minority interest balance was approximately $267,000 and $270,000, respectively. Willoughby's net loss after minority interest amounted to approximately $276,000, $193,000 and $204,000 for the 2001, 2000 and 1999 Fiscal
Years.

AUTUMN PARK ASSOCIATES, L.P.

Autumn Park Associates, L.P. ("Autumn Park") incurred a net loss of $237,159 during the year ended December 31, 2001, and as of that date, Autumn Park's current liabilities exceeded its current assets by $131,529 and its total liabilities exceeded its total assets by $459,106. These factors, as well as uncertain conditions that Autumn Park faces regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies, and debt service requirements, create uncertainty about Autumn Park's ability to continue in existence. Autumn Park's management has developed and implemented a plan to improve tenant selection in order to reduce turnovers and vacancies. The management is developing a plan to refinance the mortgage or to hold the property out for sale. The ability of Autumn Park to continue operations is dependent on increased cash flow from rent collections and/or reduced debt service requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if Autumn Park is unable to continue operations. The Partnership's investment in Autumn Park at March 15, 2002 and 2001 was reduced to zero by prior years' losses and the minority interest balance was zero at those dates. Autumn Park's net loss after minority interest amounted to approximately $237,000, $182,000 and $186,000 for the 2001, 2000 and 1999 Fiscal Years, respectively.

SHILOH GROVE, L.P.

Shiloh Grove, L.P. ("Shiloh") relies heavily on its Project-based Section 8 Contract for financial stability. The Contract expired on November 30, 2000 but had been subsequently renewed at the same Contract rent level for a one-year period. Subsequently, the Contract has been renewed on a month-to-month basis but there can be no guarantee that HUD will continue to renew the Contract which will likely have a significant negative effect on Shiloh.

For a discussion of Mortgage Notes payable, see Note 7 to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                      16

         Consolidated Balance Sheets at March 15, 2002 and 2001            82

         Consolidated Statements of Operations for the Years Ended
         March 15, 2002, 2001 and 2000                                     83

         Consolidated Statements of Changes in Partners' Deficit
         for the Years Ended March 15, 2002, 2001 and 2000                 84

         Consolidated Statements of Cash Flows for the Years
         Ended March 15, 2002, 2001 and 2000                               85

         Notes to Consolidated Financial Statements                        87

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiaries as of March 15, 2002 and 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 15, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 30 (Fiscal Years 2001, 2000 and 1999) subsidiary partnerships whose losses aggregated $6,641,429 (2001 Fiscal Year), $6,053,620 (2000 Fiscal Year) and $6,740,616 (1999 Fiscal Year) and whose assets constituted 93% of the Partnership's assets at March 15, 2002 and 2001, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 2002 and 2001 and the results of their operations and their cash flows for the years ended March 15, 2002, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 2001 Fiscal Year, these subsidiary partnerships incurred significant operating losses and have significant equity deficiencies. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these two subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' losses aggregated $473,730 (2001 Fiscal Year), $381,572 (2000 Fiscal Year) and $384,713 (1999 Fiscal Year) and their assets aggregated $6,826,787 and $7,339,450 at March 15, 2002 and 2001, respectively. Management's plans regarding these matters are also discussed in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 31, 2002

[ASHER & COMPANY LETTERHEAD]

Independent Auditor's Report

The Partners
B & C Housing Associates
T/A St. Thomas Square/Worthington Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94004, as of December 31, 2001 and 2000, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94004, as of December 31, 2001 and 2000, and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 1, 2002 on our consideration of B & C Housing Associates' T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94004, internal control and reports dated February 1, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 1, 2002

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

[FISHBEIN & COMPANY, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
State Street 86 Associates Limited Partnership

We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 27, 2002

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

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 26, 2001

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
Foxglenn Investors

We have audited the accompanying balance sheets of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 22, 2002

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

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 25, 2001

[Baumgarten & Company LLP Letterhead]

Independent Auditor's Report

To the Partners
Shiloh Grove Limited Partnership
Beachwood, Ohio

We have audited the accompanying balance sheets of Shiloh Grove Limited Partnership, (an Ohio Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Grove Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included in these financial statements are presented for the purposes of additional analysis and is not a required part of the basic financial statements of Shiloh Grove Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Baumgarten & Company LLP
Certified Public Accountants
Cleveland, Ohio
February 18, 2002

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

/s/ Baumgarten & Company LLP
Certified Public Accountants
Cleveland, Ohio
February 21, 2001

[FRIEDMAN ALPREN & GREEN LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Silver Blue Lake Apartments, Ltd.

We have audited the accompanying balance sheet of SILVER BLUE LAKE APARTMENTS, LTD. (a limited partnership), FHA Project No. FL29-K005-009-124, as of December 31, 2001, and the related statements of operations, comprehensive loss, changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SILVER BLUE LAKE APARTMENTS, LTD. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
February 8, 2002

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

/s/ Friedman Alpren & Green LLP
New York, New York
February 1, 2000

[Bick-Fredman & Co Letterhead]

Independent Auditor's Report

To the General and Limited Partners
Lancaster Towers Associates, L.P.

We have audited the accompanying balance sheets of Lancaster Towers Associates, L.P. (a Delaware Limited Partnership), FHA Project No. 014-44031-LDC-R as of December 31, 2001 and 2000, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 11, 2002 on our consideration of Lancaster Towers Associates, L.P.'s internal control and reports dated January 11, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Bick-Fredman & Co.
Cleveland, Ohio
January 11, 2002

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

/s/ Bick-Fredman & Co.
Cleveland, Ohio
January 12, 2001

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
West Kinney Associates, L.P.
T/A Willie T. Wright Plaza
Marlton, New Jersey

We have audited the accompanying balance sheets of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, as of December 31, 2001 and 2000, and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, as of December 31, 2001 and 2000, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and THE CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS, issued by the U.S. Department of Housing and Urban Development, we have issued a report dated January 30, 2002 on our consideration of West Kinney Associates', L.P. T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, internal control and reports dated January 30, 2002 on its compliance with specific requirements applicable to its major HUD program and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 30, 2002

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 22, 2001

[GREGG ASSOCIATES Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Autumn Park Associates Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Autumn Park Associates Limited Partnership, as of December 31, 2001 and 2000, and the related statements of profit and loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Park Associates Limited Partnership, as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GREGG ASSOCIATES, PC
David R. Gregg
Certified Public Accountant
Portland, Oregon
February 20, 2002

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

/s/ GREGG ASSOCIATES, PC
David R. Gregg
Certified Public Accountant
Portland, Oregon
February 26, 2001

[REZNICK FEDDER & SILVERMAN Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Regent Street Associates

We have audited the accompanying balance sheet of Regent Street Associates as of December 31, 2001, and the statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Regent Street Associates for the year ended December 31, 2000, were audited by other auditors whose report, dated February 10, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Regent Street Associates as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 27 through 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports for the year ended December 31, 2001 dated February 8, 2002, on our consideration of Regent Street Associates' internal control and on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 8, 2002

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
February 10, 2001

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Magnolia Arms Associates, Ltd.
T/A Palm Terrace Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income and loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 15, 2002

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 12, 2001

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 2001 and 2000, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 2001 and 2000, and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 2002 on our consideration of Greenleaf Associates, L.P.'s (A Limited Partnership), HUD Project No. 084-94009, internal control and reports dated January 16, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 16, 2002

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 2001

[JOSE E. ROSARIO & CO. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners of                       Puerto Rico Housing Finance Corporation
Alameda Towers Associates, L.P.          San Juan, Puerto Rico
Rio Piedras, PR

I have audited the accompanying balance sheets of Alameda Towers Associates, L.P. as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and Puerto Rico and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 2001 and 2000 and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America and Puerto Rico.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 29, 2002 on my consideration of Alameda Towers Associates, LP's internal control and reports dated January 29, 2002, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audits.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 14 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Alameda Towers Associates, LP. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jose E. Rosario & Co.
License No. 961 Expires December 1, 2004
Stamp No. 1780471 of the Puerto Rico College of CPA was affixed to the original. January 29, 2002

[JOSE E. ROSARIO & CO. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners of                       Puerto Rico Housing Finance Corporation
Alameda Towers Associates, L.P.          San Juan, Puerto Rico
Rio Piedras, PR

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

[Ernst & Young Letterhead]

REPORT OF INDEPENDENT AUDITORS

To the Partners
Dixie Apartment Associates, Ltd.

We have audited the accompanying balance sheet of Dixie Apartment Associates, Ltd., a limited partnership, as of December 31, 2001, and the related statements of operations, partners' capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixie Apartment Associates, Ltd. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 22, 2002

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

[Ernst & Young Letterhead]

REPORT OF INDEPENDENT AUDITORS

To the Partners
Ludlam Gardens Apartments, Ltd.

We have audited the accompanying balance sheet of Ludlam Gardens Apartments, Ltd., a limited partnership, as of December 31, 2001, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ludlam Gardens Apartments, Ltd. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young, LLP
Indianapolis, Indiana
February 22, 2002

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

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 17, 2000

[PHILIP ROOTBERG & COMPANY, LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Grove Parc Associates Limited Partnership

We have audited the accompanying balance sheet of Grove Parc Associates Limited Partnership (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in its partners' deficit and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
February 13, 2002

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
March 9, 2001 except for Note 8, as to which the date is April 9, 2001

[Michael Sczekan & Co., P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the General Partners
Apple Creek Housing Associates, Ltd.
Arvada, Colorado

We have audited the accompanying Balance Sheet of Apple Creek Housing Associates, Ltd. FHA Project Number 101-35515, as of December 31, 2001, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Creek Housing Associates, Ltd., as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs we have also issued a report dated February 25, 2002, on our consideration of Apple Creek Housing Associates, Ltd.'s internal control structure and reports dated February 25, 2002, on its compliance with laws and regulations and compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 13 through 18 is presented for the purposes of additional analysis and are not a required part of the financial statements of Apple Creek Housing Associates, Ltd. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

/s/Michael Sczekan & Co., P.C.
Certified Public Accountants
Englewood, Colorado
February 25, 2002

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

Englewood, Colorado
February 17, 2000

[BRODSHATZER, WALLACE, SPOON & YIP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Redwood Villa Associates
(A Limited Partnership)

We have audited the balance sheets of Redwood Villa Associates (A Limited Partnership) ("Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates (A Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has sustained operating losses since inception. For the year ended December 31, 2001, the Partnership experienced a loss of $194,921 (including $217,787 of depreciation and $4,553 of amortization expense) and as of that date, had a working capital deficiency of $693,518 and a partners' deficit of $1,339,887.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2002 on our consideration of Redwood Villa Associates' (A Limited Partnership) internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ BRODSHATZER, WALLACE, SPOON & YIP
San Diego, California
January 31, 2002

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

/s/ BRODSHATZER, WALLACE, SPOON & YIP
San Diego, California
January 22, 2001

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Charles Drew Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 15, 2002

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

January 13, 2001

[Matthews, Carter and Boyce, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To The Partners
Walnut Park Plaza Associates
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Walnut Park Plaza Associates (a Pennsylvania Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Park Plaza Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 25, 2002, on our consideration of Walnut Park Plaza Associates internal control and a report dated February 25, 2002 on its compliance with laws, regulations, contracts and grants applicable to Walnut Park Plaza Associates.

/s/ Matthews, Carter and Boyce, P.C.
McLean, Virginia
February 25, 2002

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

[Reznick Fedder & Silverman Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bayridge Associates Limited Partnership

We have audited the accompanying balance sheets of Bayridge Associates Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayridge Associates Limited Partnership, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 2002

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

/s/ Henick & Ylvisaker
Portland, Oregon
February 22, 2000

[Habif, Arogeti & Wynne, LLP. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, PHFA Project No. R-251-8E, as of December 31, 2001 and 2000, and the related statements of profit and loss, changes in partners' equity [deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 22, 2002, on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal control and reports dated February 22, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-Discrimination, and its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the result of our audit.

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

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
February 22, 2002

[Habif, Arogeti & Wynne, LLP. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, PHFA Project No. R-251-8E, as of December 31, 2000 and 1999, and the related statements of profit and loss, changes in partners' equity[deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
February 10, 2001

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 31, 2002

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 30, 2001

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2002

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2002

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2002

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

[KENNETH W. BRYANT, CERTIFIED PUBLIC ACCOUNTANT Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

I have audited the accompanying balance sheet of Lund Hill Associates, (a limited partnership), WHEDA Project No. 021, as of December 31, 2001, and the related statements of partners' equity (deficit), operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lund Hill Associates as of December 31, 2001, and the results of its operations and its cash flows and its changes in partners' equity for the year then ended in conformity with accounting principles generally accepted in the United States of America.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shownon pages 14 to 23) are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued dated January 30, 2002, on my consideration of the Partnership's internal controls and a report dated January 30, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Kenneth W. Bryant
Atlanta, Georgia
January 30, 2002

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

[RICK J. TANNEBERGER, CERTIFIED PUBLIC ACCOUNTANT Letterhead]

Independent Auditor's Report

The Partners
Tanglewood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of December 31, 2001 and 2000, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
January 25, 2002

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

/s/ Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
February 21, 2001

[RBG & CO. Letterhead]

Independent Auditors' Report

Partners
Quality Hill Historic District - Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District-Phase II-A, L.P., a limited partnership, as of December 31, 2001 and 2000, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic District-Phase II-A, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 25, 2002

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 31, 2001

[HAMILTON & MUSSER, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2001 and 2000 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 20, 2002

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

[REZNICK FEDDER & SILVERMAN Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sartain School Venture

We have audited the accompanying balance sheet of Sartain School Venture as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sartain School Venture for the year ended December 31, 2000, were audited by other auditors whose report, dated January 13, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 2001, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report for the year ended December 31, 2001 dated January 25, 2002, on our consideration of Sartain School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 25, 2002

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

/s/ Ziner, Kennedy & Lehan, LLP
Boston, Massachusetts
January 13, 2001

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                           March 15,
                                                                -------------    -------------
                                                                     2002            2001*
                                                                -------------    -------------
Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4, 7 and 11)                           $ 144,303,061    $ 150,863,828
Cash and cash equivalents (Notes 2, 3 and 11)                       6,379,655        6,659,875
Cash held in escrow (Notes 3 and 5)                                14,707,928       15,162,698
Accounts receivable - tenants                                         704,001          952,516
Deferred costs, less accumulated amortization (Notes 2 and 6)       3,384,587        3,702,728
Other assets                                                        1,073,070        1,308,367
                                                                -------------    -------------

Total assets                                                    $ 170,552,302    $ 178,650,012
                                                                =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgage notes payable (Notes 3 and 7)                        $ 161,496,588    $ 164,295,845
  Accounts payable and other liabilities                           12,694,556       11,726,895
  Due to local general partners and affiliates (Note 8)            15,249,086       13,978,618
  Due to general partners and affiliates (Note 8)                   6,723,981        6,057,794
  Due to selling partners                                           1,233,660        1,142,090
                                                                -------------    -------------

                                                                  197,397,871      197,201,242
                                                                -------------    -------------
Minority interests (Note 2)                                         2,111,304        2,485,493
                                                                -------------    -------------
Commitments and contingencies (Notes 7, 8 and 11)

Partners' deficit

  Limited partners (15,987.5 BACs issued and
    outstanding) (Note 1)                                         (27,937,460)     (20,096,511)
  General partners                                                 (1,019,413)        (940,212)
                                                                -------------    -------------

Total partners' deficit                                           (28,956,873)     (21,036,723)
                                                                -------------    -------------

Total liabilities and partners' deficit                         $ 170,552,302    $ 178,650,012
                                                                =============    =============

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended March 15,
                                            --------------------------------------------
                                                2002            2001            2000*
                                            ------------    ------------    ------------
Revenues

Rental income                               $ 35,847,433    $ 35,349,851    $ 34,653,315
Other (Notes 7 and 11)                         2,071,272       2,071,246       1,865,562
                                            ------------    ------------    ------------

Total revenues                                37,918,705      37,421,097      36,518,877
                                            ------------    ------------    ------------
Expenses

General and administrative                     6,700,549       6,654,371       6,468,035
General and administrative-
  related parties                              2,524,079       2,482,344       2,653,723
Repairs and maintenance                        7,239,106       7,131,149       6,889,879
Operating                                      4,646,526       4,140,548       3,796,800
Taxes                                          1,621,544       1,805,936       1,822,352
Insurance                                      1,525,334       1,376,691       1,315,191
Interest                                      12,831,666      13,245,823      12,828,783
Depreciation and amortization                  9,178,573       9,521,042       9,793,808
                                            ------------    ------------    ------------

                                              46,267,377      46,357,904      45,568,571
                                            ------------    ------------    ------------

Loss before minority interest and
  extraordinary item                          (8,348,672)     (8,936,807)     (9,049,694)

Minority interest in loss of subsidiaries        428,522         475,683         461,338
                                            ------------    ------------    ------------

Loss before extraordinary item                (7,920,150)     (8,461,124)     (8,588,356)

Extraordinary item-forgiveness of
  indebtedness income (Notes 7 and 10)                 0         500,000               0
                                            ------------    ------------    ------------

Net loss                                    $ (7,920,150)   $ (7,961,124)   $ (8,588,356)
                                            ============    ============    ============

Number of BACs outstanding                      15,987.5        15,987.5        15,987.5
                                            ============    ============    ============
Loss before extraordinary item-
  limited partners                          $ (7,840,949)   $ (8,376,513)   $ (8,502,472)
Extraordinary item-limited partners                    0         495,000               0
                                            ------------    ------------    ------------
Net loss-limited partners                   $ (7,840,949)   $ (7,881,513)   $ (8,502,472)
                                            ============    ============    ============

Loss before extraordinary item per BAC      $    (490.44)   $    (523.94)   $    (531.82)
Extraordinary item per BAC                             0           30.96               0
                                            ------------    ------------    ------------
Net loss per BAC                            $    (490.44)   $    (492.98)   $    (531.82)
                                            ============    ============    ============

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                        Limited         General
                                          Total         Partners        Partners
                                      ------------    ------------    ------------
Partners' deficit - March 16, 1999    $ (4,487,243)   $ (3,712,526)   $   (774,717)
Net loss, year ended March 15, 2000     (8,588,356)     (8,502,472)        (85,884)
                                      ------------    ------------    ------------

Partners' deficit - March 15, 2000     (13,075,599)    (12,214,998)       (860,601)
Net loss, year ended March 15, 2001     (7,961,124)     (7,881,513)        (79,611)
                                      ------------    ------------    ------------

Partners' deficit - March 15, 2001     (21,036,723)    (20,096,511)       (940,212)
Net loss, year ended March 15, 2002     (7,920,150)     (7,840,949)        (79,201)
                                      ------------    ------------    ------------

Partners' deficit - March 15, 2002    $(28,956,873)   $(27,937,460)   $ (1,019,413)
                                      ============    ============    ============

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                            Year Ended March 15,
                                                --------------------------------------------
                                                    2002            2001            2000
                                                ------------    ------------    ------------
Cash flows from operating activities:

Net loss                                        $ (7,920,150)   $ (7,961,124)   $ (8,588,356)
                                                ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Extraordinary item-forgiveness of debt                     0        (500,000)              0
Cancellation of indebtedness income                  (68,571)        (68,571)        (68,571)
Accrued interest added to principal
  of mortgage note payable                           174,277         164,111         154,166
Depreciation and amortization                      9,178,573       9,521,042       9,793,808
Change in accounting for organization costs                0               0           6,500
(Increase) decrease in assets:
Cash held in escrow                                  (46,054)       (115,500)       (252,366)
Accounts receivable - tenants                        248,515        (161,723)          7,092
Other assets                                         235,297        (256,896)        181,899
Increase (decrease) in liabilities:
Accounts payable and other liabilities               560,243         992,382       1,833,179
Due to general partners and affiliates               666,187         965,332         525,387
Minority interest in loss of subsidiaries           (428,522)       (475,683)       (461,338)
                                                ------------    ------------    ------------

Total adjustments                                 10,519,945      10,064,494      11,719,756
                                                ------------    ------------    ------------

Net cash provided by operating activities          2,599,795       2,103,370       3,131,400
                                                ------------    ------------    ------------

Cash flows from investing activities:
Decrease (increase) in cash held in escrow           500,824      (4,061,193)       (386,174)
Improvements to property and equipment            (1,810,743)     (1,038,585)     (1,218,794)
                                                ------------    ------------    ------------

Net cash used in investing activities             (1,309,919)     (5,099,778)     (1,604,968)
                                                ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                           Year Ended March 15,
                                                               --------------------------------------------
                                                                   2002            2001            2000
                                                               ------------    ------------    ------------
Cash flows from financing activities:
Increase in deferred costs                                          (50,376)     (1,106,120)        (64,077)
Increase in due to local general
  partners and affiliates                                         1,581,611         349,101         955,919
Decrease in due to local general
  partners and affiliates                                          (342,271)     (1,908,808)       (303,838)
Increase in due to selling partners                                  91,570          83,833          48,883
Proceeds from mortgage notes                                              0      12,870,332      10,481,568
Repayment of mortgage notes                                      (2,904,963)     (6,586,009)    (10,375,505)
Decrease (increase) in capitalization of
  consolidated subsidiaries attributable
  to minority interest                                               54,333          13,644        (153,123)
                                                               ------------    ------------    ------------

Net cash (used in) provided by financing
  activities                                                     (1,570,096)      3,715,973         589,827
                                                               ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents               (280,220)        719,565       2,116,259

Cash and cash equivalents, beginning of year                      6,659,875       5,940,310       3,824,051
                                                               ------------    ------------    ------------

Cash and cash equivalents, end of year                         $  6,379,655    $  6,659,875    $  5,940,310
                                                               ============    ============    ============

Supplemental disclosure of cash flows
 information:
Cash paid during the year for interest                         $ 10,509,548    $ 12,698,874    $ 10,139,006
                                                               ============    ============    ============

Supplemental disclosures of noncash
 investing and financing activities:
Increase in accounts payable and other
  liabilities for property and equipment
  additions                                                    $    438,546    $          0    $     29,493
Increase in due to local general partners
  and affiliates for accounts payable and
  other liabilities                                                  31,128          27,603          22,804

See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

NOTE 1 - General

Liberty Tax Credit Plus L.P., a Delaware limited partnership (the
"Partnership"), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit (the "Low-Income Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. As of March 15, 2002, the Partnership has invested in 31 subsidiary partnerships and does not anticipate making any additional investments.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated approximately $273,000, $234,000 and $242,000 for the years ended March 15, 2002, 2001 and 2000, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Through March 15, 2002, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                           March 15, 2002              March 15, 2001
                                     -------------------------   -------------------------
                                      Carrying                    Carrying
                                       Amount      Fair Value      Amount      Fair Value
                                     -----------   -----------   -----------   -----------
Mortgage notes payable for
 which it is:
Practicable to estimate fair value   $72,186,348   $72,186,348   $84,559,495   $84,613,266
Not practicable                      $89,310,240           (*)   $79,736,350           (*)

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

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                             March 15,                Estimated
                                  ------------------------------    Useful Lives
                                       2002             2001*          (Years)
                                  -------------    -------------    -------------
Land                              $  11,804,469    $  11,804,469       --
Buildings and improvements          243,590,454      241,648,965    15 to 40
Other                                 6,472,329        6,164,529     3 to 20
                                  -------------    -------------
                                    261,867,252      259,617,963
Less:  Accumulated depreciation    (117,564,191)    (108,754,135)
                                  -------------    -------------

                                  $ 144,303,061    $ 150,863,828
                                  =============    =============

* Reclassified for comparative purposes.

Included in property and equipment are $6,859,371 of acquisition fees paid to the General Partners and $952,737 of acquisition expenses. In addition, as of March 15, 2002, buildings and improvements include $2,870,719 of capitalized interest.

In connection with the development or rehabilitation of the Properties, the subsidiary partnerships have incurred developer's fees of $23,360,275 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 15, 2002, 2001 and 2000 amounted to $8,810,056, $8,935,422 and $9,535,858, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                             March 15,
                                                  -------------------------------
                                                     2002                 2001
                                                  -----------         -----------
Real estate taxes, insurance, and other           $ 2,217,225         $ 2,114,611
Reserve for replacements                           11,560,958          12,061,782
Other                                                 929,745             986,305
                                                  -----------         -----------
                                                  $14,707,928         $15,162,698
                                                  ===========         ===========

NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:

                                              March 15,
                                    -----------------------------       Period
                                        2002              2001         (Months)
                                    -----------       -----------    -----------
Operating guarantee fee             $   510,443       $   510,443        60
Financing expenses                    5,310,905         5,260,529         *
Supervisory salaries                    783,020           783,020        60
Other                                    48,518            48,518      Various
                                    -----------       -----------
                                      6,652,886         6,602,510
Less: Accumulated amortization       (3,268,299)       (2,899,782)
                                    -----------       -----------
                                    $ 3,384,587       $ 3,702,728
                                    ===========       ===========

*Over the life of the respective mortgages.

Amortization of deferred costs for the years ended March 15, 2002, 2001 and 2000 amounted to $368,517, $585,620 and $257,950, respectively.

During the year ended March 15, 2001, deferred costs of $683,947 and accumulated amortization of $581,089 were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $1,082,000 including principal and interest at rates varying from 1% to 12% per annum, through 2036. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

Annual principal payment requirements as of March 15, 2002 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                     Amount
------------------                 ------------
2002                               $  7,105,648
2003                                  8,177,650
2004                                  7,499,666
2005                                  8,938,070
2006                                  4,778,232
Thereafter                          124,997,322
                                   ------------

                                   $161,496,588
                                   ============

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

In December 2001, Willoughby-Wyckoff Housing Associates, L.P. ("Willoughby") refinanced the two mortgages payable to NY City Housing Development Corporation ("HDC") in an aggregate amount of $1,198,193 and NY City Housing Preservation and Development ("HPD") in an aggregate amount of $1,081,153. The new HDC mortgage bears interest at 7% per annum and requires monthly installments of $9,114 through June 2018. The new HPD mortgage is interest only at 1% and requires monthly installments of $901 through June 2018, at which time principals and any unpaid interest will be due.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

In February 2002, Ludlam Gardens Apartments' previous mortgage note payable of $2,486,169 was repaid in full with the proceeds from a new mortgage note payable of $2,850,000. The new mortgage note payable is secured by a deed of trust on the real estate and is due in monthly installments of $20,070, including interest at 7.25%, through March 12, 2011 when a balloon payment is due.

On February 1, 2002, Silver Blue Lake Apartments refinanced the loan with a new mortgage note for $2,500,000, payable to the Local General Partner. The new note matures on January 31, 2007 and requires monthly payments of interest only at LIBOR plus 2.25%. As a result of this refinancing, the restrictions of the trustee escrow fund and debt service reserve fund were released and used to pay down the old mortgage.

See Note 11 and 12 for other subsidiary partnerships' financing activities.

NOTE 8 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the years ended March 15, 2002, 2001 and 2000 were as follows:

A)  Related Party Fees

                                                            Year Ended March 15,
                                                    ------------------------------------
                                                       2002         2001         2000*
                                                    ----------   ----------   ----------
Partnership management fees (a)                     $1,138,000   $1,138,000   $1,138,000
Expense reimbursement (b)                              131,492      151,415      183,348
Property management fees incurred
  to affiliates of the General Partners (c)          1,075,401    1,018,809    1,164,422
Local administrative fee (d)                            63,965       69,000       71,500
                                                    ----------   ----------   ----------
Total general and administrative-
  General Partners                                   2,408,858    2,377,224    2,557,270
                                                    ----------   ----------   ----------
Property management fees incurred
  to affiliates of the Local General Partners (c)      115,221      105,120       96,453
                                                    ----------   ----------   ----------
Total general and administrative-

  related parties                                   $2,524,079   $2,482,344   $2,653,723
                                                    ==========   ==========   ==========

*Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement) for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

fees owed to the General Partners amounting to approximately $6,215,000 and $5,390,000 were accrued and unpaid as of March 15, 2002 and 2001, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $20,000 and $155,000 were accrued and unpaid as of March 15, 2002 and 2001, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $1,961,943, $1,920,494 and $1,898,852 for the years ended March 15, 2002, 2001 and 2000, respectively. Of these fees $1,075,401, $1,018,809 and $1,164,422 was incurred to affiliates of the Local General Partners. In addition, $115,221, $105,120 and $96,453 was incurred to affiliates of the Partnership.

(d) Liberty Associates the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

The General Partners of the Partnership were allocated approximately $79,000, $80,000 and $86,000 of passive losses for the years ended March 15, 2002, 2001 and 2000, respectively.

(e) Liberty Associates received cash distributions of approximately $6,000, $5,000 and $4,500 during the years ended March 15, 2002, 2001 and 2000, respectively.

Liberty Associates was allocated Low-Income Housing Tax Credits of approximately $2,200, for each of the taxable years ended March 15, 2002, 2001 and 2000, respectively.

(f) Due to local general partners and affiliates at March 15, 2002 and 2001 consists of the following:

                                       March 15,
                              -------------------------
                                  2002          2001
                              -----------   -----------
Operating deficit advances    $   123,055   $   130,503
Operating advances              1,392,193     1,296,387
Development fee payable           132,851       132,851
Residual loan payable              52,500        52,500
Interest (g)                    5,735,215     4,994,380
Long-term notes payable (g)     5,539,560     5,550,981
Management and other fees       2,273,712     1,821,016
                              -----------   -----------
                              $15,249,086   $13,978,618
                              ===========   ===========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

(g)  Long-term notes payable consist of the following:

                                                                                                 March 15,
                                                                                         ----------     ----------
                                                                                            2002           2001
                                                                                         ----------     ----------
GROVE PARC ASSOC. L.P.
This note bears interest at 7.39% compounded annually on May 1 of each year. The note is secured by a mortgage subordinate in rights to mortgages securing the building loan. Both principal and interest on the loan are due and payable in full out of residual receipts on April 29, 2010, or are immediately due and payable upon refinancing or sale of the project. As a condition of the refinancing (see Note 7 above) $2,500,000 was paid to the Local General Partner
for accrued interest on the note.                                                        $5,040,000     $5,040,000

DIXIE APARTMENT ASSOC. LTD
This promissory note bears interest at 11% with a maturity date of June 1, 2002.            105,187        105,187

LUDLAM GARDENS APARTMENTS LTD
This promissory note bears interest at 11% payable on demand.                               254,703        266,124

B & C HOUSING ASSOCIATES
This promissory note bears interest on the unpaid principal balance with interest at prime plus 2% per annum payable along with principal as and when
permitted by the partnership agreement and payable only from surplus cash.                  139,670        139,670
                                                                                         ----------     ----------

                                                                                         $5,539,560     $5,550,981
                                                                                         ==========     ==========

B)  Guarantees

The general partners of Bayridge Associates Limited Partnership ("Bayridge"), a subsidiary partnership, agreed to provide guarantees of up to $1,000,000 to fund debt service deficiencies in the event certain debt coverage and debt service ratios were not met for specified periods of time. As of March 15, 2002, no guarantees have been funded.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------------
                                                                              2001              2000              1999
                                                                        --------------    --------------    --------------
Financial statement

Net loss                                                                $   (7,920,150)   $   (7,961,124)   $   (8,588,356)

Difference  between  depreciation and  amortization  expense recorded for financial reporting purposes and the costcelerated
  recovery system utilized for income tax purposes                             (56,153)          591,198           733,756

Difference  resulting from parent  company having a different  fiscal
  year for income tax and financial reporting purposes                          71,677           (36,404)           59,928

Tax basis forgiveness of debt                                                        0           (10,000)                0

Losses in excess of tax basis allocated to minority interests                        0                 0           720,332

Differences  resulting  principally from rental income recognized for income tax purposes and deferred for financial  reporting  purposes and interest and other  operating  expenses  deducted for financial
  reporting purposes not deducted for income tax purposes                     (335,427)           63,699           335,065
                                                                        --------------    --------------    --------------
Net loss as shown on the  income tax  return  for the  calendar  year
  ended                                                                 $   (8,240,053)   $   (7,352,631)   $   (6,739,275)
                                                                        ==============    ==============    ==============

NOTE 10 - Extraordinary item

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

REDWOOD VILLA ASSOCIATES, L.P.

Redwood Villa Associates, L.P. ("Redwood") has sustained operating losses since its inception. For the 2001 Fiscal Year, Redwood experienced a loss of $194,921, including $217,787 of depreciation and $4,553 of amortization, and at December 31, 2001 had a working capital deficiency of $693,518 and a deficit in partners' equity of $1,339,887. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 2001, 2000 and 1999 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2002 and 2001 was reduced to zero by prior years' losses and the minority interest balance was approximately $400,000 and $402,000, respectively. Redwood's net loss after minority interest amounted to approximately $193,000, $185,000 and $177,000 for the 2001, 2000 and 1999 Fiscal Years, respectively.

WILLOUGHBY-WYCKOFF HOUSING ASSOCIATES

The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies and has required loans from related parties to meet its obligations. The Local General Partner, plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 15, 2002 and 2001 was reduced to zero by prior years' losses and the minority interest balance was approximately $267,000 and $270,000, respectively. Willoughby's net loss after minority interest amounted to approximately $276,000, $193,000 and $204,000 for the 2001, 2000 and 1999 Fiscal Years.

b)   Subsidiary Partnerships - Other

AUTUMN PARK ASSOCIATES, L.P.

Autumn Park Associates, L.P. ("Autumn Park") incurred a net loss of $237,159 during the year ended December 31, 2001, and as of that date, Autumn Park's current liabilities exceeded its current assets by $131,529 and its total liabilities exceeded its total assets by $459,106. These factors, as well as uncertain conditions that Autumn Park faces regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies, and debt service requirements, create uncertainty about Autumn Park's ability to continue in existence. Autumn Park's management has developed and implemented a plan to improve tenant selection in order to reduce turnovers and vacancies. The management is developing a plan to refinance the mortgage or to hold the property out for sale. The ability of Autumn Park to continue operations is dependent on increased cash flow from rent collections and/or reduced debt service requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if Autumn Park is unable to continue operations. The Partnership's investment in Autumn Park at March 15, 2002 and 2001 was reduced to zero by prior years' losses and the minority interest balance was zero at those dates. Autumn Park's net loss after minority interest amounted to approximately $237,000, $182,000 and $186,000 for the 2001, 2000 and 1999 Fiscal Years, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

SHILOH GROVE, L.P.

Shiloh Grove, L.P. ("Shiloh") relies heavily on its Project-based Section 8 Contract for financial stability. The Contract expired on November 30, 2000 but had been subsequently renewed at the same Contract rent level for a one-year period. Subsequently, the Contract has been renewed on a month-to-month basis but there can be no guarantee that HUD will continue to renew the Contract which will likely have a significant negative effect on Shiloh.

c)   Lease Commitment

Redwood entered into a forty-year ground lease for the land on which the building is built. As stipulated in the lease, the subsidiary partnership agrees to pay all real estate taxes, license and permit fees, among other charges that may be assessed upon the land or improvements. At December 31, 2001, Redwood was committed to minimum future rentals on the noncancellable lease in the amount of $60,000 a year through 2028. The lease payments are payable from available cash and at December 31, 2001, the subsidiary partnership has accrued lease payments of $358,147.

d)   Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 2002, uninsured cash and cash equivalents approximated $3,958,000.

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

f)   Tax Credits

A portion of the Tax Credits could be subject to recapture in future years if
(i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified basis of the Local Partnership property or
(iii) if there is a reduction in the Local Partnership interest in the property at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. As of December 31, 2001, the Tax Credit Period for the Partnership has expired.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2002

NOTE 12 - Subsequent Events

On May 22, 2002, Dixie Apartment Associates, LTD., ("Dixie") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $1,350,000. The closing is expected to occur in mid-2002. No assurance can be given that the closing will actually occur.

On May 31, 2002, the Partnership's Limited Partnership Interest in Apple Creek Housing Associates, LTD. ("Apple Creek") was sold to an unaffiliated third party purchaser for $200,000 resulting in a gain of approximately $6,740,000, such gain will be recognized in the second quarter of 2002.

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

RELATED CREDIT PROPERTIES INC.

NAME                                                POSITION
----                                                --------
Stephen M. Ross                                     Director

Alan P. Hirmes                                      President

Stuart J. Boesky                                    Executive Vice President

Glenn F. Hopps                                      Treasurer

Teresa Wicelinski                                   Secretary

STEPHEN M. ROSS, 62, is President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 47, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and America Mortgage Acceptance Company.

STUART J. BOESKY, 46, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

GLENN F. HOPPS, 39, joined Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 36, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

                                 NAME AND ADDRESS OF                    AMOUNT AND NATURE OF                           PERCENTAGE
TITLE OF CLASS                   BENEFICIAL OWNERSHIP                   BENEFICIAL OWNERSHIP                            OF CLASS
--------------                   --------------------                   --------------------                           ----------
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

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                                        Sequential
                                                                                                                           Page
                                                                                                                        ----------
(a) 1.         Financial Statements

               Independent Auditors' Report                                                                                  16

               Consolidated Balance Sheets at March 15, 2002 and 2001                                                        82

               Consolidated Statements of Operations for the Years Ended March 15, 2002, 2001 and 2000                       83

               Consolidated  Statements  of Changes in Partners'  Deficit for the Years Ended March 15,  2002,  2001
               and 2000                                                                                                      84

               Consolidated Statements of Cash Flows for the Years Ended March 15, 2002, 2001 and 2000                       85

               Notes to Consolidated Financial Statements                                                                    87

(a) 2.         FINANCIAL STATEMENT SCHEDULES

               Independent Auditors' Report                                                                                 108

               Schedule I - Condensed Financial Information of Registrant                                                   109

               Schedule III - Real Estate and Accumulated Depreciation                                                      112

               All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

(a) 3.         EXHIBITS
               --------
(3A)           Limited Partnership Agreement of Liberty Tax Credit Plus L.P. dated October 9, 1987 **

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

(21)           Subsidiaries  of the  Registrant  - the  Local  Partnerships  set  forth in Item 2 may be  considered
               subsidiaries of the Registrant                                                                               105

(b)            REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                                                                    JURISDICTION
(c)            SUBSIDIARIES OF THE REGISTRANT (Exhibit 21)                                                         OF ORGANIZATION
                                                                                                                   ---------------
               B & C Housing Associates, L.P.                                                                          OK
               State Street 86 Associates, L.P.                                                                        DE
               Fox Glenn Investors, L.P.                                                                               PA
               Shiloh-Grove L.P. (Mt. Vernon)                                                                          OH
               Silver Blue Lake Apartments, LTD.                                                                       FL
               Lancaster Towers Associates, LTD.                                                                       DE
               West Kinney Associates, L.P.                                                                            NJ
               Autumn Park Associates, L.P.                                                                            OR
               Regent Street Associates, L.P.                                                                          PA
               Magnolia Arms Associates, L.P.                                                                          FL
               Greenleaf Associates, L.P.                                                                              MS
               Alameda Towers Associates, L.P.                                                                         PR
               Dixie Apartment Associates, LTD.                                                                        FL
               Ludlam Gardens Apartments, LTD.                                                                         FL
               Grove Parc Associates, L.P. (Woodlawn)                                                                  IL
               2108 Bolton Drive Associates, L.P.                                                                      DE
               Apple Creek Housing Associates, LTD.                                                                    CO
               Redwood Villa Associates                                                                                CA
               Charles Drew Court Associates, L.P.                                                                     NJ
               Walnut Park Plaza Associates, L.P.                                                                      PA
               Bayridge Associates, L.P.                                                                               OR
               United-Pennsylvanian, L.P.                                                                              PA
               2051 Grand Concourse Associates, L.P.                                                                   NY
               Concourse Artists Housing Associates, L.P.                                                              NY
               Willoughby/Wycoff Housing Associates, L.P.                                                              NY
               Robin Housing Associates, L.P.                                                                          NY
               Lund Hill Associates, L.P.                                                                              DE
               Tanglewood Apartments, L.P.                                                                             MS
               Quality Hill Historic District-Phase II-A, L.P.                                                         MS
               Penn Alto Associates, L.P.                                                                              PA
               Sartain School Venture, L.P.                                                                            PA

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                            By:    RELATED CREDIT PROPERTIES L.P.,
                                   a General Partner

                                   By:    Related Credit Properties Inc.,
                                          its General Partner

Date:  June 6, 2002
                                          By:    /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 President and Chief
                                                 Executive Officer
                                                 (Principal Executive and
                                                 Financial Officer)

                            By:    LIBERTY ASSOCIATES III, L.P.,
                                   a General Partner

                                   By:    Related Credit Properties L.P.,
                                          its General Partner

                                          By:    Related Credit Properties Inc.,
                                                 its General Partner

Date:  June 6, 2002
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                 Alan P. Hirmes
                                                 President and Chief
                                                 Executive Officer
                                                 (Principal Executive and
                                                 Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                                             TITLE                                             DATE
---------------------------                    ---------------------------------------                   ------------------
                                               President and Chief
                                               Executive Officer, (principal
                                               executive and financial officer)
                                               of Related Credit Properties Inc.,
                                               general partner of Related Credit
                                               Properties L.P. (a General Partner of
                                               Registrant) which is also the general
/s/ Alan P. Hirmes                             partner of Liberty Associates III, L.P.
------------------                             (a General Partner of Registrant)                           June 6, 2002
Alan P. Hirmes

                                               Treasurer (principal accounting
                                               officer) of Related Credit
                                               Properties Inc., general partner of
                                               Related Credit Properties L.P.
                                               (a General Partner of Registrant)
                                               which is also the general partner of
/s/ Glenn F. Hopps                             Liberty Associates III, L.P.
------------------                             (a General Partner of Registrant)                           June 6, 2002
Glenn F. Hopps

                                               Director of Related Credit
                                               Properties Inc., a general partner of
                                               Related Credit Properties L.P.
                                               (a General Partner of Registrant)
                                               which is also the general partner of
/s/ Stephen M. Ross                            Liberty Associates III, L.P.
-------------------                            (a General Partner of Registrant)                           June 6, 2002
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated May 31, 2002 on page 16 and based on the reports of other auditors, we have also audited supporting Schedule I for the 2001, 2000 and 1999 Fiscal Years and Schedule III at March 15, 2002. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 2001 Fiscal Year, these subsidiary partnerships incurred significant operating losses and have significant equity deficiencies. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these two subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' losses aggregated $473,730 (2001 Fiscal Year), $381,572 (2000 Fiscal Year) and $384,713 (1999 Fiscal Year) and their assets aggregated $6,826,787 and $7,339,450 at March 15, 2002 and 2001, respectively. Management's plans regarding these matters are also discussed in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 31, 2002

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships):

                          LIBERTY TAX CREDIT PLUS L.P.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                      MARCH 15,
                                                           ---------------------------------
                                                                 2002              2001
                                                           ---------------   ---------------
Cash and cash equivalents                                  $     3,021,486   $     2,671,081
Investment in subsidiary partnerships                           14,416,537        15,410,507
Other assets                                                        87,053           153,449
                                                           ---------------   ---------------

Total assets                                               $    17,525,076   $    18,235,037
                                                           ===============   ===============

                        LIABILITIES AND PARTNERS' EQUITY

Due to general partner and affiliates                      $     6,235,410   $     5,545,490
                                                           ---------------   ---------------

Total liabilities                                                6,235,410         5,545,490

Partners' equity                                                11,289,666        12,689,547
                                                           ---------------   ---------------

Total liabilities and partners' equity                     $    17,525,076   $    18,235,037
                                                           ===============   ===============

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED MARCH 15,
                                                   -----------------------------------------------------
                                                         2002               2001              2000
                                                   ---------------    ---------------    ---------------
Revenues                                           $        43,008    $        95,431    $        33,327
                                                   ---------------    ---------------    ---------------

Expenses

Administrative and management                              207,206            297,192            187,671
Administrative and management-related parties            1,269,492          1,289,415          1,321,348
                                                   ---------------    ---------------    ---------------

Total expenses                                           1,476,698          1,586,607          1,509,019
                                                   ---------------    ---------------    ---------------

Loss from operations                                    (1,433,690)        (1,491,176)        (1,475,692)

Equity in loss of subsidiary partnerships                 (872,379)        (1,547,959)        (1,625,665)

Distribution income from subsidiary partnerships           906,188                  0                  0
                                                   ---------------    ---------------    ---------------

Net loss                                           $    (1,399,881)   $    (3,039,135)   $    (3,101,357)
                                                   ===============    ===============    ===============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                           YEAR ENDED MARCH 15,
                                                                                -----------------------------------------------
                                                                                    2002             2001             2000
                                                                                -------------    -------------    -------------
Cash flows from operating activities:

Net loss                                                                        $  (1,399,881)   $  (3,039,135)   $  (3,101,357)
                                                                                -------------    -------------    -------------

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Equity in loss of subsidiary partnerships                                             872,379        1,547,959        1,625,665
Distribution income from subsidiary partnerships                                     (906,188)               0                0
Decrease in other assets                                                               66,396           29,560           17,488
Proceeds from advances in subsidiary partnership                                            0                0          944,070

Increase (decrease) in liabilities

Due to general partners and affiliates                                                689,920          938,832          517,206
                                                                                -------------    -------------    -------------

Total adjustments                                                                     722,507        2,516,351        3,104,429
                                                                                -------------    -------------    -------------

Net cash (used in) provided by operating activities                                  (677,374)        (522,784)           3,072
                                                                                -------------    -------------    -------------

Net cash provided by investing activities:

Distributions from subsidiaries                                                     1,027,779           52,848        1,774,258
                                                                                -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents                                  350,405         (469,936)       1,777,330

Cash and cash equivalents, beginning of year                                        2,671,081        3,141,017        1,363,687
                                                                                -------------    -------------    -------------


Cash and cash equivalents, end of year                                          $   3,021,486    $   2,671,081    $   3,141,017
                                                                                =============    =============    =============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2002


                                                                     INITIAL COST TO PARTNERSHIP  COST CAPITALIZED
                                                                     ---------------------------    SUBSEQUENT TO
                                                                                   BUILDINGS AND     ACQUISITION:
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY      ENCUMBRANCES        LAND         IMPROVEMENTS     IMPROVEMENTS
---------------------------------------------      ------------        ----         ------------     ------------
B & C Housing Associates, L.P.
   Tulsa, OK                                      $  5,404,913     $   727,300     $   5,420,791    $  2,638,904
State Street 86 Associates, L.P.
   Camden, NJ                                        7,135,097         861,947        12,460,882         484,567
Fox Glenn Investors, L.P.
   Seat Pleasant, MD                                 5,646,217         491,209         6,548,849         503,929
Shiloh Grove L.P. (Mt Vernon)
   Columbus, OH                                     12,290,452         764,874        16,618,743         489,506
Silver Blue Lake Apartments Ltd.
   Miami, FL                                         2,932,500         537,204         4,755,176          55,766
Lancaster Towers Associates, Ltd.
   Lancaster, NY                                     1,989,492         147,000         3,673,921         816,625
West Kinney Associates, L.P.
   Newark, NJ                                        4,114,397         262,466         6,072,924         510,447
Autumn Park Associates, L.P.
   Wilsonville, OR                                   3,824,952         369,932         2,251,887       3,564,042
Regent Street Associates, L.P.
   Philadelphia, PA                                  4,337,281          40,000         7,387,283         275,779
Magnolia Arms Associates, Ltd.
   Jacksonville, FL                                  6,487,074         125,000         8,165,738         738,368
Greenleaf Associates L.P.
   Kansas City, MO                                   4,317,715         695,000         5,125,103         297,606
Alameda Towers, Associates L.P.
   San Juan, PR                                      7,857,616         644,000        15,157,047         665,588
Dixie Apartment Associates, Ltd.
   Miami, FL                                           887,918         194,480         1,354,562         122,897
Ludlam Gardens Apartments, Ltd.
   Miami, FL                                         2,486,169         755,057         3,943,234         140,299
Grove Parc Associates, L.P. (Woodlawn)
   Chicago, IL                                      11,932,128         600,000         9,386,536       9,672,484
2108 Bolton Drive Associates, L.P.
   Atlanta, GA                                       7,411,060         835,000         6,599,896       6,214,133
Apple Creek Housing Associates, Ltd.
   Arvada, CO                                       12,801,444         618,136        10,973,665         718,645
Redwood Villa Associates
   San Diego, CA                                     3,883,789               0         5,931,183          96,872
Charles Drew Court Associates, L.P.
   Atlantic City, NJ                                 4,026,668             100         7,893,416         382,430
Walnut Park Plaza Associates, L.P.
   Philadelphia, PA                                  7,390,000         454,707         7,690,675       2,821,832
Bayridge Associates, L.P.
   Beaverton, OR                                    10,173,703         917,682           488,333      11,359,862

                                                                                                                  LIFE ON WHICH
                                      GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD                           DEPRECIATION IN
                                      ------------------------------------------------        YEAR OF             LATEST INCOME
                                                      BUILDINGS AND             ACCUMULATED CONSTRUCTION/ DATE    STATEMENT IS
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY  LAND    IMPROVEMENTS     TOTAL   DEPRECIATION RENOVATION ACQUIRED COMPUTED (a)(b)
---------------------------------------------  ----    ------------     -----   ------------ ---------- -------- ---------------
B & C Housing Associates, L.P.
   Tulsa, OK                              $   729,685 $  8,057,310 $  8,786,995 $  3,947,569   1987    Dec. 1987  27.5 years
State Street 86 Associates, L.P.
   Camden, NJ                                 864,332   12,943,064   13,807,396    7,087,419   1987    Feb. 1988  27.5 years
Fox Glenn Investors, L.P.
   Seat Pleasant, MD                          493,594    7,050,393    7,543,987    3,588,960   1987    Mar. 1988  15 to 27.5 years
Shiloh Grove L.P. (Mt Vernon)
   Columbus, OH                               767,259   17,105,864   17,873,123    8,657,099   1987    Feb. 1988  27.5 years
Silver Blue Lake Apartments Ltd.
   Miami, FL                                  539,589    4,808,557    5,348,146    2,423,178   1987    Feb. 1988  27.5 years
Lancaster Towers Associates, Ltd.
   Lancaster, NY                              149,385    4,488,161    4,637,546    2,222,753   1987    May 1988   27.5 years
West Kinney Associates, L.P.
   Newark, NJ                                 264,850    6,580,987    6,845,837    3,155,404   1983    June 1988  27.5 years
Autumn Park Associates, L.P.
   Wilsonville, OR                            938,336    5,247,525    6,185,861    2,902,361   1988    June 1988  15 to 27.5 years
Regent Street Associates, L.P.
   Philadelphia, PA                            42,384    7,660,678    7,703,062    3,758,757   1987    June 1988  27.5 years
Magnolia Arms Associates, Ltd.
   Jacksonville, FL                           127,384    8,901,722    9,029,106    4,764,189   1987    July 1988  27.5 years
Greenleaf Associates L.P.
   Kansas City, MO                            697,384    5,420,325    6,117,709    3,056,023   1987    July 1988  27.5 years
Alameda Towers, Associates L.P.
   San Juan, PR                               646,384   15,820,251   16,466,635    5,090,049   1987    July 1988  40 years
Dixie Apartment Associates, Ltd.
   Miami, FL                                  196,864    1,475,075    1,671,939      706,440   1987    July 1988  27.5 years
Ludlam Gardens Apartments, Ltd.
   Miami, FL                                  757,441    4,081,149    4,838,590    1,976,973   1987    July 1988  27.5 years
Grove Parc Associates, L.P. (Woodlawn)
   Chicago, IL                                602,384   19,056,636   19,659,020    8,568,732   1988    July 1988  27.5 to 31.5 years
2108 Bolton Drive Associates, L.P.
   Atlanta, GA                                837,384   12,811,645   13,649,029    6,784,097   1988    July 1988  15 to 27.5 years
Apple Creek Housing Associates, Ltd.
   Arvada, CO                                 620,520   11,689,926   12,310,446    6,228,966   1988    June 1988  28 years
Redwood Villa Associates
   San Diego, CA                                2,384    6,025,671    6,028,055    2,870,938   1988    Sept. 1988 27.5 years
Charles Drew Court Associates, L.P.
   Atlantic City, NJ                          143,846    8,132,100    8,275,946    4,241,228   1987    Sept. 1988 27.5 years
Walnut Park Plaza Associates, L.P.
   Philadelphia, PA                           457,091   10,510,123   10,967,214    3,825,565   1988    Sept. 1988 35 years
Bayridge Associates, L.P.
   Beaverton, OR                              920,066   11,845,811   12,765,877    5,375,458   1988    Dec. 1988  15 to 27.5 years

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2002


                                                                     INITIAL COST TO PARTNERSHIP  COST CAPITALIZED
                                                                     ---------------------------    SUBSEQUENT TO
                                                                                   BUILDINGS AND     ACQUISITION:
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY      ENCUMBRANCES        LAND         IMPROVEMENTS     IMPROVEMENTS
---------------------------------------------      ------------        ----         ------------     ------------
United-Pennsylvanian, L.P.
   Erie, PA                                          3,397,656         217,000         4,191,327       1,195,127
2051 Grand Concourse Associates, L.P.
   Bronx, NY                                         3,706,848          31,500         5,221,117          47,691
Concourse Artists Housing Associates, L.P.
   Bronx, NY                                         1,507,816           5,750            16,100       2,278,151
Willoughby-Wycoff Housing Associates, L.P.
   Bronx, NY                                         4,151,402          17,000            47,600       6,126,180
Robin Housing
   Bronx, NY                                         5,212,957          26,750            70,700       8,179,096
Lund Hill Associates, L.P.
   Superior, WI                                      3,316,598         205,000         4,877,828         884,429
Tanglewood Apartments, L.P.
   Joplin, MO                                        3,072,305         114,932         5,233,022          91,862
Quality Hill Historic District-Phase II-A, L.P.
   Kansas City, MO                                   3,416,529         215,181         6,403,141         217,102
Penn Alto Associates, L.P.
   Altoona, PA                                       4,467,912          60,000         2,731,082       9,007,649
Sartain School Venture, L.P.
   Philadelphia, PA                                  1,915,980           3,883         3,486,875         152,658
                                                  ------------     -----------     -------------     -----------
                                                  $161,496,588     $10,938,090     $ 180,178,636     $70,750,526
                                                  ============     ===========     =============     ===========

                                                                                                                  LIFE ON WHICH
                                      GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD                           DEPRECIATION IN
                                      ------------------------------------------------        YEAR OF             LATEST INCOME
                                                      BUILDINGS AND             ACCUMULATED CONSTRUCTION/ DATE    STATEMENT IS
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY  LAND    IMPROVEMENTS     TOTAL   DEPRECIATION RENOVATION ACQUIRED COMPUTED (a)(b)
---------------------------------------------  ----    ------------     -----   ------------ ---------- -------- ---------------
United-Pennsylvanian, L.P.
   Erie, PA                                   219,385    5,384,069    5,603,454    3,538,678   1988    Dec. 1988  15 to 25 years
2051 Grand Concourse Associates, L.P.
   Bronx, NY                                   33,885    5,266,423    5,300,308    2,520,311   1986    Nov. 1988  27.5 years
Concourse Artists Housing Associates, L.P.
   Bronx, NY                                    8,135    2,291,866    2,300,001    1,098,361   1986    Nov. 1988  27.5 years
Willoughby-Wycoff Housing Associates, L.P.
   Bronx, NY                                   19,386    6,171,394    6,190,780    2,950,799   1987    Nov. 1988  27.5 years
Robin Housing
   Bronx, NY                                   29,136    8,247,410    8,276,546    3,930,905   1986    Nov. 1988  27.5 years
Lund Hill Associates, L.P.
   Superior, WI                               207,900    5,759,357    5,967,257    1,865,412   1988    Jan. 1989  20 to 40 years
Tanglewood Apartments, L.P.
   Joplin, MO                                 117,832    5,321,984    5,439,816    2,622,437   1988    Oct. 1988  27.5 years
Quality Hill Historic District-Phase
 II-A, L.P.
   Kansas City, MO                            267,233    6,568,191    6,835,424    2,068,754   1988    Mar. 1989  20 to 40 years
Penn Alto Associates, L.P.
   Altoona, PA                                 93,905   11,704,826   11,798,731    4,671,086   1989    June 1989  27.5 years
Sartain School Venture, L.P.
   Philadelphia, PA                             9,126    3,634,290    3,643,416    1,065,290   1989    Aug. 1990  15 to 40 years
                                          ----------- ------------ ------------ ------------
                                          $11,804,469 $250,062,783 $261,867,252 $117,564,191
                                          =========== ============ ============ ============

(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.

(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over their estimated useful lives ranging from 3 to 20 years.

                                        COST OF PROPERTY AND EQUIPMENT                   ACCUMULATED DEPRECIATION
                                 ------------------------------------------    ---------------------------------------------
                                                                    YEAR ENDED MARCH 15,
                                 -------------------------------------------------------------------------------------------
                                     2002           2001           2000              2002             2001           2000
                                 ------------   ------------   ------------    --------------    -------------   -----------
Balance at beginning of period   $259,617,963   $258,579,378   $257,331,091    $  108,754,135    $  99,818,713   $90,282,855
Additions during period:
Improvements                        2,249,289      1,038,585      1,248,287
Depreciation expense                                                                8,810,056        8,935,422     9,535,858
                                 ------------   ------------   ------------    --------------    -------------   -----------
Balance at end of period         $261,867,252   $259,617,963   $258,579,378    $  117,564,191    $ 108,754,135   $99,818,713
                                 ============   ============   ============    ==============    =============   ===========

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