Form 10-Q
period 2002-06-15
LIBERTY TAX CREDIT PLUS LP
filed 2002-07-17
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


          For the quarterly period ended June 15, 2002

                                       OR

          TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934


                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


          Delaware                                 13-3446500
---------------------------                     ----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------          ----------------
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
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                     June 15,        March 15,
                                                       2002            2002
                                                   ------------    ------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $110,706,546 and $117,564,191
  respectively                                     $133,182,626    $144,303,061
Property and equipment -
  held for sale, net of accumulated
  depreciation of $9,091,326
  and $0, respectively                                9,682,316               0
Cash and cash equivalents                             5,835,496       6,379,655
Cash held in escrow                                  14,568,335      14,707,928
Accounts receivable - tenants                           599,781         704,001
Deferred costs - net of accumulated
  amortization of $3,336,269
  and $3,268,299, respectively                        3,553,328       3,384,587
Other assets                                          1,328,128       1,073,070
                                                    -----------     -----------
Total assets                                       $168,750,010    $170,552,302
                                                    ===========     ===========


                         LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                  (continued)

                                                     June 15,        March 15,
                                                       2002            2002
                                                   ------------    ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                           $161,846,710    $161,496,588
  Accounts payable and other
   liabilities                                       13,139,427      12,694,556
  Due to local general partners and
   affiliates                                        14,497,251      15,249,086
  Due to general partners and
   affiliates                                         6,952,007       6,723,981
  Due to selling partners                             1,233,660       1,233,660
                                                    -----------     -----------
Total liabilities                                   197,669,055     197,397,871
                                                    -----------     -----------


Minority interest                                     1,958,665       2,111,304
                                                    -----------     -----------

Commitments and contingencies
  (Note 3)

Partners' deficit:
  Limited partners (15,987.5 BACs
   issued and outstanding)                          (29,839,089)    (27,937,460)
  General partners                                   (1,038,621)     (1,019,413)
                                                    -----------     -----------
Total partners' deficit                             (30,877,710)    (28,956,873)
                                                    -----------     -----------
Total liabilities and partners'
  deficit                                          $168,750,010    $170,552,302
                                                    ===========     ===========

          See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended
                                                             June 15,
                                                   -----------------------------
                                                       2002             2001
                                                   -----------------------------
Revenues
Rental income                                      $  8,967,937    $  8,983,757
Other                                                   296,595         342,201
                                                   ------------    ------------
                                                      9,264,532       9,325,958
Expenses
General and administrative                            1,473,896       1,676,364
General and administrative-
  related parties (Note 2)                              659,718         618,744
Repairs and maintenance                               1,653,987       1,462,618
Operating and other                                   1,358,178       1,511,914
Taxes                                                   379,112         388,105
Insurance                                               367,723         363,013
Financial                                             3,103,880       3,143,907
Depreciation and amortization                         2,317,804       2,205,928
                                                   ------------    ------------

Total expenses                                       11,314,298      11,370,593
                                                   ------------    ------------

Loss before minority
  interest                                           (2,049,766)     (2,044,635)

Minority interest in loss of
  subsidiaries                                          128,929         130,784
                                                   ------------    ------------

Net loss                                           $ (1,920,837)   $ (1,913,851)
                                                   ============    ============

Net loss-limited partners                          $ (1,901,629)   $ (1,894,712)
                                                   ============    ============

Number of BACs outstanding                             15,987.5        15,987.5
                                                   ============    ============

Net loss per BAC                                   $    (118.94)   $    (118.51)
                                                   ============    ============


          See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)



                                                       Limited        General
                                          Total        Partners       Partners
                                      ------------------------------------------
Partners'
  deficit -
  March 16, 2002                      $(28,956,873)  $(27,937,460)  $(1,019,413)

Net loss                                (1,920,837)    (1,901,629)      (19,208)
                                       ------------   ------------   -----------

Partners'
  deficit -
  June 15, 2002                       $(30,877,710)  $(30,877,710)  $(1,038,621)
                                       ============   ============   ===========

          See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                        Three Months Ended
                                                             June 15,
                                                   -----------------------------
                                                       2002             2001
                                                   -----------------------------
Cash flows from operating activities:

Net loss                                           $ (1,920,837)    $(1,913,851)
Adjustments to reconcile net loss
  to net cash (used in) provided
  by operating activities:
Depreciation and amortization                         2,317,804       2,205,928
Minority interest in loss of
  subsidiaries                                        (128,929)        (130,784)
Decrease (increase) in accounts
  receivable-tenants                                    104,220          (4,923)
Increase in other assets                               (255,058)       (387,174)
Increase in accounts payable and
  other liabilities                                     444,871         844,960
Increase in due to general partners
  and affiliates                                        228,026         115,671
Increase in cash held
  in escrow                                            (805,659)       (440,024)
                                                   ------------      -----------

Net cash (used in) provided by
  operating activities                                  (15,562)        289,803
                                                   ------------      -----------

Cash flows from investing activities:

Decrease in cash held in escrow                         945,252         761,437
Improvements to property and
  equipment                                            (811,715)       (203,067)
                                                   ------------      -----------

Net cash provided by investing
  activities                                            133,537         558,370
                                                   ------------      -----------


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                        Three Months Ended
                                                             June 15,
                                                   -----------------------------
                                                       2002             2001
                                                   -----------------------------
Cash flows from financing activities:

Increase in deferred costs                             (236,711)              0
Proceeds from mortgage notes                         11,500,000               0
Repayments of mortgage notes                        (11,149,878)       (900,221)
Increase in due to local general
  partners and affiliates                                85,912         201,509
Decrease in due to local general
  partners and affiliates                              (837,747)       (270,714)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                     (23,710)       (320,888)
                                                   ------------    -------------

Net cash used in
  financing activities                                 (662,134)     (1,290,314)
                                                   ------------    -------------

Net decrease in cash and cash
  equivalents                                          (544,159)       (442,141)

Cash and cash equivalents at
  beginning of period                                 6,379,655       6,659,875
                                                   ------------    -------------

Cash and cash equivalents at
  end of period                                    $  5,835,496    $  6,217,734
                                                   ============    =============

Supplemental disclosures of noncash investing and financing activities:

Increase in property and equipment -
  held for sale reclassified from
  property and equipment                           $  9,682,316    $          0


          See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2002
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 31 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership") in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "local general partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes,  the Partnership's fiscal quarter ends on June
15. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 15. The Partnership's quarter ends on June 15 in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 2002 and the results of operations and its cash flows for the three months ended June 15, 2002 and 2001. However, the operating results for the three months ended June 15, 2002 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2002.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated $73,000 and $50,000 for the three months ended June 15, 2002 and 2001, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three months ended June 15, 2002 and 2001 were as follows:

                                                             Three Months Ended
                                                                  June 15,
                                                            --------------------
                                                              2002        2001
                                                            --------------------

Partnership management fees (a)                             $284,500    $284,500
Expense reimbursement (b)                                     23,612      27,583
Property management fees incurred
  to affiliates of the General Partners (c)305,421           261,697
Local administrative fee (d)                                  16,000      17,000
                                                            --------    --------

Total general and administrative -
  General Partners                                           629,533     590,780
                                                            --------    --------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)                          30,185      27,964
                                                            --------    --------

Total general and administrative -
  related parties                                           $659,718    $618,744
                                                            ========    ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $6,437,000 and $6,215,000 were accrued and unpaid as of June 15, 2002 and March 15, 2002, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $20,000 were accrued and unpaid as of both June 15, 2002 and March 15, 2002, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $488,728 and $482,657 for the three months ended June 15, 2002 and 2001, respectively. Of these fees, $305,421 and $261,697 were incurred to affiliates of the subsidiary partnerships' general partners. In addition, $30,185 and $27,964 were incurred to affiliates of the General Partners.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Mortgage Note Payable

On January 31, 2002, Alameda Towers Associates, Ltd. refinanced its outstanding mortgage note payable of $7,834,000. The new mortgage in the amount of $8,650,000 bears interest at 7% through January 31, 2032.


Note 4 - Sale of Properties

On May 22, 2002, Dixie Apartment Associates, LTD. entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $1,350,000. The closing is expected to occur in late 2002. No assurance can be given that the closing will actually occur.

On May 31, 2002, the Partnership's Limited Partnership Interest in Apple Creek Housing Associates, LTD. was sold to an unaffiliated third party purchaser for $200,000 resulting in a gain of approximately $6,740,000, such gain will be recognized in the second quarter of 2002.

On June 7, 2002, Ludlam Gardens Apartments, LTD. entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $3,900,000. The closing is expected to occur in late 2002. No assurance can be given that the closing will actually occur.


Note 5 - Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 15, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's capital has been invested in 31 Local Partnerships.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet obligations of the Partnership. During the three months ended June 15, 2002 and 2001, such distributions amounted to approximately $231,000 and $946,000, respectively. In addition, partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $6,457,000 and $6,235,000 were accrued and unpaid as of June 15, 2002 and March 15, 2002, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these partnership management fees but are under no obligation to continue to do so.

For the three months ended June 15, 2002, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships decreased approximately $544,000. This decrease is attributable to improvements to property and equipment ($812,000), an increase in deferred costs ($237,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($24,000), cash used in operating activities ($16,000) and a net decrease in due to local general partners and affiliates relating to financing activities ($752,000) which exceeded net proceeds and principal repayment of mortgage notes ($350,000) and a decrease in cash held in escrow relating to investing activities ($945,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $2,318,000.

For a discussion of contingencies affecting certain Local Partnerships, see Note 5 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of tax credits if the investment is lost before the expiration of the applicable compliance period.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will, or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the Partnership's portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

Results of operations for the three months ended June 15, 2002 and 2001 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased less than 1% for the three months ended June 15, 2002 as compared to the corresponding period in 2001.

Other income decreased approximately $46,000 for the three months ended June 15, 2002 as compared to the corresponding period in 2001, primarily due to lower interest rates on cash and cash equivalent balances at the Partnership level.

Total expenses, excluding general and administrative, repairs and maintenance and operating and other, remained fairly consistent, with an increase of approximately 2% for the three months ended June 15, 2002 as compared to the corresponding period in 2001.

General and administrative decreased approximately $202,000 for the three months ended June 15, 2002 as compared to the corresponding period in 2001, primarily due to a decrease in salaries and professional fees at one Local Partnership as well as small decreases at three other Local Partnerships.

Repairs and maintenance increased approximately $191,000 for the three months ended June 15, 2002 as compared to the corresponding period in 2001, primarily due to carpet replacement, new cabinets and painting at one Local Partnership due to a fire.

Operating and other expenses decreased approximately $154,000 for the three months ended June 15, 2002 as compared to the corresponding period in 2001, primarily due to a decrease in gas prices at three Local Partnerships.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                  (Registrant)

                    By: RELATED CREDIT PROPERTIES L.P.,
                        a General Partner

                        By:Related Credit Properties Inc.,
                           its General Partner

Date:  July 16, 2002
                           By:/s/ Alan P. Hirmes
                              Alan P. Hirmes,
                              President and Chief Executive
                              Officer
                              (Principal Executive and Financial Officer)

Date:  July 16, 2002
                           By:/s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (Principal Accounting Officer)

                    By: LIBERTY ASSOCIATES III, L.P.,
                        a General Partner

                        By:Related Credit Properties L.P.,
                           its General Partner

                           By:Related Credit Properties Inc.,
                              its General Partner

Date:  July 16, 2002
                              By:  /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   President and Chief Executive Officer
                                   (Principal Executive and Financial Officer)

Date:  July 16, 2002
                              By:  /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (Principal Accounting Officer)