Form 10-Q
period 2002-09-15
LIBERTY TAX CREDIT PLUS LP
filed 2002-10-18
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended September 15, 2002

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
                                   (Unaudited)

                                                   ============    =============
                                                   September 15,     March 15,
                                                       2002            2002
                                                   ------------    -------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $112,769,147 and $117,564,191
  respectively                                     $131,889,211    $144,303,061
Property and equipment -
  held for sale, net of accumulated
  depreciation of $2,776,591                          3,734,297               0
Cash and cash equivalents                             5,661,801       6,379,655
Cash held in escrow                                  13,349,679      14,707,928
Accounts receivable - tenants                           564,797         704,001
Deferred costs - net of accumulated
  amortization of $3,353,627
  and $3,268,299, respectively                        3,277,711       3,384,587
Other assets                                          1,300,609       1,073,070
                                                   ------------    -------------
Total assets                                       $159,778,105    $170,552,302
                                                   ============    =============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                   ============    =============
                                                   September 15,     March 15,
                                                       2002            2002
                                                   ------------    -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                           $148,033,845    $161,496,588
  Accounts payable and other
   liabilities                                       12,554,954      12,694,556
  Due to local general partners and
   affiliates                                        14,721,042      15,249,086
  Due to general partners and
   affiliates                                         7,113,134       6,723,981
  Due to selling partners                             1,233,660       1,233,660
                                                   ------------    ------------
Total liabilities                                   183,656,635     197,397,871
                                                   ------------    ------------


Minority interest                                     1,701,517       2,111,304
                                                   ------------    ------------

Commitments and contingencies
  (Note 5)

Partners' deficit:
  Limited partners (15,987.5 BACs
   issued and outstanding)                          (24,594,402)    (27,937,460)
  General partners                                     (985,645)     (1,019,413)
                                                   ------------    ------------
Total partners' deficit                             (25,580,047)    (28,956,873)
                                                   ------------    ------------
Total liabilities and partners'
  deficit                                          $159,778,105    $170,552,302
                                                   ============    ============


          See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          =========================   =========================
                              Three Months Ended           Six Months Ended
                                 September 15,               September 15,
                          -------------------------   --------------------------
                             2002          2001          2002          2001
                          -------------------------   --------------------------
Revenues
Rental income             $ 8,940,959   $ 8,861,794   $17,908,896   $17,845,551
Other                         295,429       394,995       592,024       737,196
Gain on sale of
  property (Note 4)         6,585,801             0     6,585,801             0
                          -----------   -----------   -----------   -----------

                           15,822,189     9,256,789    25,086,721    18,582,747
                          -----------   -----------   -----------   -----------
Expenses
General and
  administrative            1,434,047     1,625,894     2,907,943     3,302,258
General and
  administrative-
  related parties
  (Note 2)                    681,702       629,951     1,341,420     1,248,695
Repairs and
  maintenance               1,737,365     1,754,542     3,391,352     3,217,160
Operating and other         1,055,863     1,056,161     2,414,041     2,568,075
Taxes                         419,747       462,301       798,859       850,406
Insurance                     367,458       320,656       735,181       683,669
Financial                   2,979,147     3,077,217     6,083,027     6,221,124
Depreciation and
amortization                2,028,345     2,148,554     4,346,149     4,354,482
                          -----------   -----------   -----------   -----------

Total expenses             10,703,674    11,075,276    22,017,972    22,445,869
                          -----------   -----------   -----------   -----------

Income (loss) before
  minority interest         5,118,515    (1,818,487)    3,068,749    (3,863,122)

Minority interest
  in loss of
  subsidiaries                179,148        35,577       308,077       166,361
                          -----------   -----------   -----------   -----------

Net income (loss)         $ 5,297,663   $(1,782,910)  $ 3,376,826   $(3,696,761)
                          ===========   ===========   ===========   ===========

Net income (loss) -
  limited partners        $ 5,244,686   $(1,765,081)  $ 3,343,058   $(3,659,793)
                          ===========   ===========   ===========   ===========

Number of
  BACs outstanding           15,987.5      15,987.5      15,987.5      15,987.5
                          ===========   ===========   ===========   ===========

Net income
  (loss) per BAC          $    328.05   $   (110.40)  $    209.10   $   (228.92)
                          ===========   ===========   ===========   ===========

          See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statements of Changes in Partners' Deficit
                                   (Unaudited)


                               =================================================
                                                   Limited           General
                                  Total            Partners          Partners
                               -------------------------------------------------
Partners'
  deficit -

  March 16, 2002               $(28,956,873)     $(27,937,460)     $ (1,019,413)

Net income                        3,376,826         3,343,058            33,768
                               ------------      ------------      ------------

Partners'
  deficit -
  September 15, 2002           $(25,580,047)     $(24,594,402)     $   (985,645)
                               ============      ============      ============


          See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                  =============================
                                                        Six Months Ended
                                                           September 15,
                                                  -----------------------------
                                                     2002              2001
                                                  -----------------------------
Cash flows from operating activities:

Net income (loss)                                 $ 3,376,826       $(3,696,761)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Gain on sale of property (Note 4)                  (6,585,801)                0
Depreciation and amortization                       4,346,149         4,354,482
Minority interest in loss of
  subsidiaries                                       (308,077)         (166,361)
Decrease in accounts
  receivable-tenants                                  135,214           378,380
Increase in other assets                             (246,415)         (403,330)
Increase in accounts payable and
  other liabilities                                    13,202         1,366,081
Increase in due to general partners
  and affiliates                                      427,133           331,939
Increase in cash held
  in escrow                                          (910,097)         (676,277)
                                                  -----------       -----------

Net cash provided by operating
  activities                                          248,134         1,488,153
                                                  -----------       -----------

Cash flows from investing activities:
Proceeds from sale                                    200,000                 0
Decrease in cash held in escrow                     1,954,605           520,431
Improvements to property and
  equipment                                        (1,612,440)         (406,475)
                                                  -----------       -----------

Net cash provided by investing
  activities                                          542,165           113,956
                                                  -----------       -----------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                  =============================
                                                        Six Months Ended
                                                           September 15,
                                                  -----------------------------
                                                     2002              2001
                                                  -----------------------------
Cash flows from financing activities:

Increase in deferred costs                           (217,100)                0
Proceeds from mortgage notes                       11,500,000                 0
Repayments of mortgage notes                      (12,161,299)       (1,652,481)
Increase in due to local general
  partners and affiliates                             180,583           272,925
Decrease in due to local general
  partners and affiliates                            (708,627)         (270,649)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                  (101,710)         (433,273)
                                                  -----------       -----------

Net cash used in
financing activities                               (1,508,153)       (2,083,478)
                                                  -----------       -----------

Net decrease in cash and cash
  equivalents                                        (717,854)         (481,369)

Cash and cash equivalents at
  beginning of period                               6,379,655         6,659,875
                                                  -----------       -----------

Cash and cash equivalents at
  end of period                                   $ 5,661,801       $ 6,178,506
                                                  ===========       ===========

Summarized below are the components of the gain on sale of property:

Decrease in property and
  equipment, net of accumulated
  depreciation                                    $ 6,081,229       $         0
Decrease in mortgage escrow
  deposits                                            313,741                 0

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                  =============================
                                                        Six Months Ended
                                                           September 15,
                                                  -----------------------------
                                                     2002              2001
                                                  -----------------------------

Decrease in prepaid expenses
  and other assets                                     18,876                 0
Decrease in accounts receivable                         3,990                 0
Decrease in deferred costs                            188,591                 0
Decrease in mortgage notes payable                (12,801,444)                0
Decrease in accounts payable,
  accrued expenses and other
  liabilities                                         152,804                 0
Decrease in due to general partners
  and affiliates                                       37,980                 0



          See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2002
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends on September 15. All subsidiary partnerships have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 15. The Partnership's quarter ends on September 15 in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 2002, the results of operations for the three and six months ended September 15, 2002 and 2001 and cash flows for the six months ended September 15, 2002 and 2001. However, the operating results for the six months ended September 15, 2002 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2002.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2002
                                   (Unaudited)


Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregated $0 and $62,000 and $0 and $112,000 for the three and six months ended September 15, 2002 and 2001, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2002
                                   (Unaudited)


The costs incurred to related parties for the three and six months ended September 15, 2002 and 2001 were as follows:


                                  Three Months Ended        Nine Months Ended
                                     September 15,             September 15,
                                 --------------------     ----------------------
                                   2002        2001          2002        2001
                                 --------------------     ----------------------
Partnership manage-
  ment fees (a)                  $284,500    $284,500     $  569,000  $  569,000
Expense reimburse-
  ment (b)                         41,319      31,019         64,931      58,602
Property management
  fees incurred to af-
  filiates of the Gen-
  eral Partners (c)                30,186      26,280         60,371      54,244
Local administrative
  fee (d)                          16,000      17,000         32,000      34,000
                                 --------    --------     ----------  ----------
Total general and
  administrative-
General Partners                  372,005     358,799        726,302     715,846
                                 --------    --------     ----------  ----------
Property manage-
  ment fees
  incurred to affili-
  ates of the local
general partners (c)              309,697     271,152        615,118     532,849
                                 --------    --------     ----------  ----------

Total general and
  administrative-
related parties                  $681,702    $629,951     $1,341,420  $1,248,695
                                 ========    ========     ==========  ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $6,659,000 and $6,215,000 were accrued and unpaid as of September 15, 2002 and March 15, 2002, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2002
                                   (Unaudited)


(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $34,000 and $20,000 were accrued and unpaid as of September 15, 2002 and March 15, 2002, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $495,524 and $505,869 and $984,252 and $988,526 for the three and six months ended September 15, 2002 and 2001, respectively. Of these fees, $309,697 and $271,152 and $615,118 and $532,849 were incurred to affiliates of the local general partners. In addition, $30,186 and $26,280 and $ 60,371 and $54,244 were incurred to affiliates of the General Partners.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Mortgage Note Payable

On January 31, 2002, Alameda Towers Associates, Ltd. refinanced its outstanding mortgage note payable of $7,834,000. The new mortgage in the amount of $8,650,000 bears interest at 7% through January 31, 2032.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2002
                                   (Unaudited)


Note 4 - Sale of Properties

On May 22, 2002, Dixie Apartment Associates, Ltd. ("Dixie") entered into a purchase and sale agreement with an unaffiliated third party pursuant to which Dixie agreed to sell its property for a purchase price of $1,350,000. The closing is expected to occur in late 2002. No assurance can be given that the closing will actually occur.

On May 31, 2002, the Partnership sold its limited partnership interest in Apple Creek Housing Associates, Ltd. to an unaffiliated third party purchaser for $200,000 resulting in a gain of approximately $6,586,000.

On June 7, 2002, Ludlam Gardens Apartments, Ltd. ("Ludlam") entered into a purchase and sale agreement with an unaffiliated third party pursuant to which Ludlam agreed to sell its property for a purchase price of $3,900,000. Subsequently, the contract was cancelled. On July 30, 2002, Ludlam entered into a new purchase and sale agreement with an unaffiliated third party pursuant to which Ludlam agreed to sell its property for a purchase price of $3,900,000. The closing is expected to occur in late 2002. No assurance can be given that the closing will actually occur.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships, one of which was sold by the Partnership in May 2002.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet obligations of the Partnership. During the six months ended September 15, 2002 and 2001, such distributions amounted to approximately $248,000 and $1,014,000, respectively. In addition, partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $6,693,000 and $6,235,000 were accrued and unpaid as of September 15, 2002 and March 15, 2002, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these partnership management fees but are under no obligation to continue to do so.

For the six months ended September 15, 2002, cash and cash equivalents of the Partnership and its 31 subsidiary partnerships decreased approximately $718,000. This decrease is attributable to improvements to property and equipment ($1,612,000), net proceeds and principal repayment of mortgage notes ($661,000), an increase in deferred costs ($217,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($102,000) and a net decrease in due to local general partners and affiliates relating to financing activities ($528,000) which exceeded net cash provided by operating activities ($248,000), proceeds from sale ($200,000) and a decrease in cash held in escrow relating to investing activities ($1,955,000). Included in adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization of approximately ($4,346,000) and gain on sale of property ($6,586,000).

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

Results of Operations
---------------------

During the periods ended September 15, 2002 and 2001, the Partnership sold its limited partnership interest in Apple Creek (the "Sold Asset"). The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended September 15, 2002 and 2001, excluding the Sold Asset, gain on sale of property, other income, general and administrative and insurance. The results of operations for the three and six months ended September, 2002 and 2001 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 1% for both the three and six months ended September 15, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, rental income increased approximately 2% and 1%, primarily due to rental rate increases.

Other income decreased approximately $100,000 and $145,000 for the three and six months ended September 15, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, other income decreased approximately $87,000 and $128,000, primarily due to lower interest rates on cash and cash equivalent balances at the Local Partnerships and Partnership level.

Total expenses, excluding the Sold Asset, general and administrative and insurance, remained fairly consistent with an increase of approximately 2% for both the three and six months ended September 15, 2002 as compared to the corresponding periods in 2001.

General and administrative decreased approximately $192,000 and $394,000 for the three and six months ended September 15, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, general and administrative decreased approximately $176,000 and $379,000, primarily due to a decrease in salaries and professional fees at one Local Partnership as well as small decreases at three other Local Partnerships.

Insurance increased approximately $47,000 and $52,000 for the three and six months ended September 15, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, insurance increased approximately $43,000 and $45,000, primarily due to an increase in insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending September 15, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of September 15, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                    By: RELATED CREDIT PROPERTIES L.P.,
                        a General Partner

                        By:Related Credit Properties Inc.,
                           its General Partner

Date:  October 18, 2002
                           By:/s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              President and Chief Executive
                              Officer
                              (Principal Executive and Financial
                              Officer)

Date:  October 18, 2002
                           By:/s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (Principal Accounting Officer)

                    By: LIBERTY ASSOCIATES III, L.P.,
                        a General Partner

                        By:Related Credit Properties L.P.,
                           its General Partner

                           By:Related Credit Properties Inc.,
                              its General Partner

Date:  October 18, 2002
                              By:  /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive and Financial
                                   Officer)

Date:  October 18, 2002
                              By:  /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (Principal Accounting
                                   Officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 15, 2002 of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of September 15, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partners:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer
                                                 October 18, 2002

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 15, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     October 18, 2002