Form 10-Q
period 2002-12-15
LIBERTY TAX CREDIT PLUS LP
filed 2003-01-10
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended December 15, 2002

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            13-3446500
-------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 625 Madison Avenue, New York, New York                                10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - Financial Information

Item 1.  Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  ============      ============
                                                  December 15,        March 15,
                                                      2002              2002
                                                  ------------      ------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $114,829,639 and $117,564,191
  respectively                                    $130,940,730      $144,303,061
Property and equipment -
  held for sale, net of accumulated
  depreciation of $2,776,591                         3,734,297                 0
Cash and cash equivalents                            5,379,920         6,379,655
Cash held in escrow                                 14,139,465        14,707,928
Accounts receivable - tenants                          611,719           704,001
Deferred costs - net of accumulated
  amortization of $3,300,784
  and $3,268,299, respectively                       3,051,842         3,384,587
Other assets                                         1,424,439         1,073,070
                                                  ------------      ------------
Total assets                                      $159,282,412      $170,552,302
                                                  ============      ============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                               =============      =============
                                                December 15,         March 15,
                                                   2002                2002
                                               -------------      -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable (Note 3)              $ 148,534,361      $ 161,496,588
  Accounts payable and other
   liabilities                                    13,375,107         12,694,556
  Due to local general partners and
   affiliates                                     14,901,466         15,249,086
  Due to general partners and
   affiliates                                      7,404,509          6,723,981
  Due to selling partners                          1,203,660          1,233,660
                                               -------------      -------------
Total liabilities                                185,419,103        197,397,871
                                               -------------      -------------


Minority interest                                  1,588,393          2,111,304
                                               -------------      -------------

Commitments and contingencies
  (Note 5)

Partners' deficit:
  Limited partners (15,987.5 BACs
   issued and outstanding)                       (26,717,989)       (27,937,460)
  General partners                                (1,007,095)        (1,019,413)
                                               -------------      -------------
Total partners' deficit                          (27,725,084)       (28,956,873)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $ 159,282,412      $ 170,552,302
                                               =============      =============


See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ============================    ===========================
                            Three Months Ended              Nine Months Ended
                               December 15,                    December 15,
                       ----------------------------    ---------------------------
                           2002            2001            2002           2001
                       ----------------------------    ---------------------------
Revenues

Rental income          $  8,419,178    $  9,013,362    $ 26,328,074   $ 26,858,913
Other                       289,505         338,405         881,529      1,075,601
Gain on sale of
  property (Note 4)               0               0       6,585,801              0
                       ------------    ------------    ------------   ------------
                          8,708,683       9,351,767      33,795,404     27,934,514
                       ------------    ------------    ------------   ------------
Expenses
General and
  administrative          1,436,963       1,431,618       4,344,906      4,733,876
General and
  administrative-
  related parties
  (Note 2)                  669,776         637,182       2,011,196      1,885,877
Repairs and
  maintenance             1,724,332       1,697,665       5,115,684      4,914,825
Operating and
  other                     925,180       1,163,042       3,339,221      3,731,117
Taxes                       499,450         541,032       1,298,309      1,391,438
Insurance                   421,628         374,412       1,156,809      1,058,081
Financial                 2,874,953       3,226,006       8,957,980      9,447,130
Depreciation and
  amortization            2,414,562       2,187,280       6,760,711      6,541,762
                       ------------    ------------    ------------   ------------

Total expenses           10,966,844      11,258,237      32,984,816     33,704,106
                       ------------    ------------    ------------   ------------

(Loss) income before
  minority
  interest               (2,258,161)     (1,906,470)        810,588     (5,769,592)

Minority interest
  in loss of
  subsidiaries              113,124         220,841         421,201        387,202
                       ------------    ------------    ------------   ------------

Net (loss) income      $ (2,145,037)   $ (1,685,629)   $  1,231,789   $ (5,382,390)
                       ============    ============    ============   ============

Net (loss) income
-limited partners      $ (2,123,587)   $ (1,668,773)   $  1,219,471   $ (5,328,566)
                       ============    ============    ============   ============


Number of BACs
  outstanding              15,987.5        15,987.5        15,987.5       15,987.5
                       ============    ============    ============   ============

Net (loss) income
  per BAC              $    (132.82)   $    (104.38)   $      76.28   $    (333.30)
                       ============    ============    ============   ============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)


                               ================================================
                                                   Limited           General
                                  Total            Partners          Partners
                               ------------------------------------------------
Partners'
  deficit -
  March 16, 2002               $(28,956,873)     $(27,937,460)     $ (1,019,413)

Net income                        1,231,789         1,219,471            12,318
                               ------------      ------------      ------------

Partners'
  deficit -
  December 15, 2002            $(27,725,084)     $(26,717,989)     $ (1,007,095)
                               ============      ============      ============


See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                     ==========================
                                                          Nine Months Ended
                                                             December 15,
                                                     --------------------------
                                                        2002            2001
                                                     --------------------------
Cash flows from operating activities:
Net income (loss)                                    $ 1,231,789    $(5,382,390)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Gain on sale of property (Note 4)                     (6,585,801)             0
Depreciation and amortization                          6,760,711      6,541,762
Minority interest in loss of
  subsidiaries                                          (421,201)      (387,202)
Decrease in accounts
  receivable-tenants                                      88,292        205,977
Increase in other assets                                (370,245)      (249,156)
Increase in accounts payable and
  other liabilities                                      833,355      1,197,779
Increase in due to general partners
  and affiliates                                         718,508        471,670
Increase in cash held in escrow                         (995,264)      (799,695)
                                                     -----------    -----------

Net cash provided by operating
  activities                                           1,260,144      1,598,745
                                                     -----------    -----------

Cash flows from investing activities:

Proceeds from sale                                       200,000              0
Decrease in cash held in escrow                        1,249,986        710,063
Improvements to property and
  equipment                                           (2,724,451)      (989,503)
                                                     -----------    -----------

Net cash used in investing
  activities                                          (1,274,465)      (279,440)
                                                     -----------    -----------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Nine Months Ended
                                                           December 15,
                                                   ----------------------------
                                                       2002            2001
                                                   ----------------------------
Cash flows from financing activities:

Increase in deferred costs                             (345,301)              0
Proceeds from mortgage notes                         18,059,376               0
Repayments of mortgage notes                        (18,220,159)     (2,620,659)
Decrease in due to selling partner                      (30,000)              0
Increase in due to local general
  partners and affiliates                               381,193       1,407,849
Decrease in due to local general
  partners and affiliates                              (728,813)       (283,478)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                    (101,710)       (433,555)
                                                   ------------    ------------

Net cash used in
  financing activities                                 (985,414)     (1,929,843)
                                                   ------------    ------------

Net decrease in cash and cash
  equivalents                                          (999,735)       (610,538)

Cash and cash equivalents at
  beginning of period                                 6,379,655       6,659,875
                                                   ------------    ------------

Cash and cash equivalents at
  end of period                                    $  5,379,920    $  6,049,337
                                                   ============    ============

Supplemental disclosures of noncash activities:
Increase in property and equipment-
  held for sale reclassified from
  property and equipment                           $ 3,734,297     $          0

Summarized below are the components of the gain on sale of property:


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Nine Months Ended
                                                           December 15,
                                                   ----------------------------
                                                       2002            2001
                                                   ----------------------------
Decrease in property and
  equipment, net of accumulated
  depreciation                                     $  6,081,229    $          0
Decrease in mortgage escrow
  deposits                                              313,741               0
Decrease in prepaid expenses
  and other assets                                       18,876               0
Decrease in accounts receivable                           3,990               0
Decrease in deferred costs                              188,591               0
Decrease in mortgage notes payable                  (12,801,444)              0
Decrease in accounts payable,
  accrued expenses and other
  liabilities                                          (152,804)              0
Decrease in due to general partners
  and affiliates                                        (37,980)              0


See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2002
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends on December 15. All subsidiary partnerships have fiscal quarters ending September
30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 15. The Partnership's quarter ends on December 15 in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 15, 2002, the results of operations for the three and nine months ended December 15, 2002 and 2001 and cash flows for the nine months ended December 15, 2002 and 2001. However, the operating results for the nine months ended December 15, 2002 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2002
                                   (Unaudited)

with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2002.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregated $0 and $41,000 and $0 and $153,000 for the three and nine months ended December 15, 2002 and 2001, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2002
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended December 15, 2002 and 2001 were as follows:

                               =======================   =======================
                                 Three Months Ended         Nine Months Ended
                                     December 15,             December  15,
                               -----------------------   -----------------------
                                  2002         2001         2002         2001
                               -----------------------   -----------------------
Partnership manage-
  ment fees (a)                $  284,500   $  284,500   $  853,500   $  853,500
Expense reimburse-
  ment (b)                         44,620       34,750      109,551       93,352
Property management
  fees incurred to af-
  filiates of the Gen-
  eral Partners (c)                30,186       32,172       90,557       86,416
Local administrative
  fee (d)                          16,000       17,000       48,000       51,000
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partners                375,306      368,422    1,101,608    1,084,268
                               ----------   ----------   ----------   ----------
Property manage-
  ment fees
  incurred to affili-
  ates of the local
  general partners (c)            294,470      268,760      909,588      801,609
                               ----------   ----------   ----------   ----------

Total general and
  administrative-
  related parties              $  669,776   $  637,182   $2,011,196   $1,885,877
                               ==========   ==========   ==========   ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2002
                                   (Unaudited)

General Partners amounting to approximately $6,944,000 and $6,215,000 were accrued and unpaid as of December 15, 2002 and March 15, 2002, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $24,000 and $20,000 were accrued and unpaid as of December 15, 2002 and March 15, 2002, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $455,627 and $426,530 and $1,439,879 and $1,415,056 for the three and nine months ended December 15, 2002 and 2001, respectively. Of these fees, $294,470 and $268,760 and $909,588 and $801,609, respectively, were incurred to affiliates of the local general partners. In addition, $30,186 and $32,172 and $90,557 and $86,416, respectively, were incurred to affiliates of the General Partners.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Note Payable

On August 29, 2002, B&C Housing Associates, L.P. refinanced its outstanding mortgage note payable of $5,390,000. The new mortgages in the amounts of $1,201,000, $4,157,376 and $1,201,000 bear interest at 7.5%, 4% and 4%, respectively, through October 30, 2032.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2002
                                   (Unaudited)

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

Note 4 - Sale of Properties

On June 7, 2002, Ludlam Gardens Apartments, Ltd. ("Ludlam") entered into a purchase and sale agreement with an unaffiliated third party pursuant to which Ludlam agreed to sell its property for a purchase price of $3,900,000. Subsequently, the contract was cancelled. On July 30, 2002, Ludlam entered into a new purchase and sale agreement with an unaffiliated third party pursuant to which Ludlam agreed to sell its property for a purchase price of $3,900,000. The closing is expected to occur in early 2003. No assurance can be given that the closing will actually occur.

On May 31, 2002, the Partnership sold its limited partnership interest in Apple Creek Housing Associates, Ltd. to an unaffiliated third party purchaser for $200,000 resulting in a gain of approximately $6,586,000.

On May 22, 2002, Dixie Apartment Associates, Ltd. ("Dixie") entered into a purchase and sale agreement with an unaffiliated third party pursuant to which Dixie agreed to sell its property for a purchase price of $1,350,000.
Subsequently, the contract was cancelled. On November 7, 2002, Dixie entered into a new purchase and sale agreement with an unaffiliated third party pursuant to which Dixie agreed to sell its property for a purchase price of $1,300,000. The closing is expected to occur in early 2003. No assurance can be given that the closing will actually occur.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2002
                                   (Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. The Partnership sold its interest in one Local Partnership (the "Sold Interest") in May 2002. For a discussion of the sale of the Sold Interest, see Note 4 to the financial statements.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet obligations of the Partnership. During the nine months ended December 15, 2002 and 2001, such distributions amounted to approximately $248,000 and $1,028,000, respectively. In addition, partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $6,968,000 and $6,235,000 were accrued and unpaid as of December 15, 2002 and March 15, 2002, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

For the nine months ended December 15, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $1,000,000. This decrease is primarily attributable to improvements to property and equipment ($2,724,000), net proceeds and principal repayment of mortgage notes ($161,000), an increase in deferred costs ($345,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($102,000) and a net decrease in due to local general partners and affiliates relating to financing activities ($348,000) which exceeded net cash provided by operating activities ($1,260,000), proceeds from sale ($200,000) and a decrease in cash held in escrow relating to investing activities ($1,250,000). Included in adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization of approximately ($6,761,000) and gain on sale of property ($6,586,000).

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

Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended December 15, 2002 and 2001, excluding the Sold Interest, gain on sale of property, other income, insurance, operating and depreciation and amortization. The results of operations for the three and nine months ended December, 2002 and 2001 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased approximately 7% and 2% for the three and nine months ended December 15, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Interest, rental income decreased approximately 3% and 1%, primarily due to a decrease in occupancy at three local partnerships.

Other income decreased approximately $49,000 and $194,000 for the three and nine months ended December 15, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Interest, other income decreased approximately $40,000 and $167,000, primarily due to lower interest rates on cash and cash equivalent balances at the Local Partnerships and Partnership level.

Total expenses, excluding the Sold Interest, insurance, operating and depreciation and amortization, remained fairly consistent with an increase of approximately 1% and a decrease of approximately 1% for the three and nine months ended December 15, 2002 as compared to the corresponding periods in 2001.

Insurance increased approximately $47,000 and $99,000 for the three and nine months ended December 15, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, insurance increased approximately $52,000 and $97,000, primarily due to an increase in insurance premiums at the Local Partnerships.

Operating decreased approximately $238,000 and $392,000 for the three and nine months ended December 15, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Interest, operating decreased approximately $220,000 and $374,000, primarily due to a decrease in gas prices at three Local Partnerships.

Depreciation and amortization expense increased approximately $227,000 and $219,000 for the three and nine months ended December 15, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Interest, depreciation and amortization expense increased approximately $424,000 and $710,000, primarily due to the write-off of deferred financing costs at one Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., each of which is a general partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending December 15, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 15, 2002 (the "Evaluation Date").

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                               By: RELATED CREDIT PROPERTIES L.P.,
                                   a General Partner

                                   By: Related Credit Properties Inc.,
                                       its General Partner

Date:  January 8, 2003
                                       By: /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes,
                                           President and Chief Executive
                                           Officer
                                           (Principal Executive and Financial
                                           Officer)

Date:  January 8, 2003
                                       By: /s/ Glenn F. Hopps
                                           ------------------
                                           Glenn F. Hopps,
                                           Treasurer
                                           (Principal Accounting Officer)

                               By: LIBERTY ASSOCIATES III, L.P.,
                                   a General Partner

                                   By: Related Credit Properties L.P.,
                                       its General Partner

                                       By: Related Credit Properties Inc.,
                                           its General Partner

Date:  January 8, 2003
                                           By: /s/ Alan P. Hirmes
                                               ------------------
                                               Alan P. Hirmes,
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive and
                                               Financial Officer)

Date:  January 8, 2003
                                           By:  /s/ Glenn F. Hopps
                                               ------------------
                                               Glenn F. Hopps,
                                               Treasurer
                                               (Principal Accounting
                                               Officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 15, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of December 15, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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




                                           By: /s/ Alan P. Hirmes
                                               ------------------
                                               Alan P. Hirmes
                                               Principal Executive Officer and
                                               Principal Financial Officer
                                               January 8, 2003

                                                                    Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending December 15, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     January 8, 2003