Form 10-K
period 2003-03-15
LIBERTY TAX CREDIT PLUS LP
filed 2003-06-03
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)

    X    ANNUAL R EPORT  PURSUANT  TO  SECTION   13 OR 15(d)  OF THE  SECURITIES
 ------- EXCHANGE ACT OF 1934


 For the fiscal year ended March 15, 2003

                                       OR

 ------- TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------

             (Exact name of registrant as specified in its charter)

        Delaware                                                 13-3446500
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                               10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial Assignment Certificates and Limited Partnership Interests (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes       No  X
                                        -----    -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 15, 2002, was ($24,594,089), based on Limited Partner equity (deficit) as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
       None

                                     PART I

Item 1. Business.

General
-------

Liberty Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 26, 1987. The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates", and together with the Related General Partner, the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Related Credit Properties Inc., a Delaware corporation. The general partner of Liberty Associates is the Related General Partner.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships," "subsidiaries" or "subsidiary partnerships") which own leveraged low and moderate-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects"), and together with the Apartment Complexes, the "Properties" that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit", and together with the Housing Tax Credit, the "Tax Credits"). The Partnership's investment in each
Local Partnership represents a 20% to 98% interest in each of the Local Partnerships. The Partnership does not anticipate making any additional investments. As of March 15, 2003, the Partnership has disposed of three of its 31 original Properties. See Item 2, Properties, below.

Liberty Associates is the special limited partner in all of the Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner, which permit it to exercise control over the management and policies of the Local Partnerships.

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

4. Provide  cash  distributions,   when  available,   from  the  operations  of
Properties; and

5. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset active business income.

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Tax Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by respective state credit agencies the authority to recognize Tax Credits during the Tax Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period (the "Compliance Period") commencing at the beginning of the Tax Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements at any time during the Compliance Period. None of the Local
Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

As of December 31, 2002, the Tax Credit Period for all of the Properties have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.

The Partnership continues to meet its primary objective of generating Tax Credits for qualified BACs holders. The Partnership generated $21,629, $23,744 and $397,482 in Tax Credits during the 2002, 2001 and 2000 Fiscal Years, respectively. At this time, there can be no assurance that the Partnership will continue to meet this investment objective.

The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investment and other passive activities, and allocating passive losses to the corporate BACs holders to offset business income. At this time, there can be no assurance that the Partnership will continue to meet this investment objective.

As of March 15, 2003, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Accordingly, at this time there can be no assurance that the Partnership will achieve this investment objective.

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

Item 2.  Properties.

The Partnership has acquired an interest as a limited partner in 31 Local Partnerships. During the year ended March 15, 2003, the properties and the related assets and liabilities of two Local Partnerships and the limited partnership interest in one Local Partnership were sold (see Note 12 in Item 8.). Set forth below is a schedule of the Local Partnerships including certain information concerning the Properties (the "Local Partnership Schedule"). Further information concerning those Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15,
Schedule III.

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

*Each is an affiliate of the Partnership with the same management

                           Local Partnership Schedule
                           --------------------------

                                                        % of Units Occupied at May 1,
Name and Location                                       ------------------------------
(Number of Units)                   Date Acquired       2003   2002  2001  2000  1999
-----------------                   -------------       ----   ----  ----  ----  ----
B & C Housing Associates, L.P.      December 1987         99     97    93    92    91
  Tulsa, OK (220)

State Street 86 Associates, L.P.    February 1988         98     99    97   100    97
  Camden, NJ (200)

Fox Glenn Investors, L.P.           March 1988            98     95    97    93    97
  Seat Pleasant, MD (172)

Shiloh-Grove, L.P. (Mt. Vernon)     February 1988        100     95    99    94    97
  Columbus, OH (394)

Silver Blue Lake Apartments, LTD.   February 1988         96     93    87    93    92
  Miami, FL (123)

Lancaster Towers Associates, LTD.   May 1988              99    100   100   100    99
  Lancaster, NY (157)

West Kinney Associates, L.P.        June 1988            100     97    97    94    98
  Newark, NJ (114)

Autumn Park Associates, L.P.        June 1988             88     88    95    93    83
  Wilsonville, OR (144)

Regent Street Associates, L.P.      June 1988             90    100    94    93    89
  Philadelphia, PA (80)

Magnolia Arms Associates, LTD.      July 1988             98     99    90    91    94
  Jacksonville, FL (232)

Greenleaf Associates, L.P.          July 1988             97     94    97    97    97
  Kansas City, Mo (195)

Alameda Towers Associates, L.P.     July 1988             90     97    99    99    96
  San Juan, PR (150)

Dixie Apartment Associates, LTD.    July 1988             (a)   100    97   100   100
  Miami, FL (29)

Ludlam Gardens Apartments, LTD.     July 1988             (a)    99    99    97    97
  Miami, FL (90)

Grove Parc Associates, L.P.
  (Woodlawn)                        July 1988             98     92    94    95    98
  Chicago, IL (504)

2108 Bolton Drive Associates, L.P.  July 1988             78     92    97    99   100
  Atlanta, GA (358)

                           Local Partnership Schedule
                           --------------------------
                                   (continued)

                                                        % of Units Occupied at May 1,
Name and Location                                       ------------------------------
(Number of Units)                   Date Acquired       2003   2002  2001  2000  1999
-----------------                   -------------       ----   ----  ----  ----  ----
Apple Creek Housing
  Associates, LTD.                  June 1988             (b)    93    99    98    90
  Arvado, CO (195)

Redwood Villa Associates            September 1988        98     99   100    99    98
  San Diego, CA (92)

Charles Drew Court
  Associates, L.P.                  September 1988       100     95    97   100   100
  Atlantic City, NJ (38)

Walnut Park Plaza
  Associates, L.P.                  September 1988        80     89    83    89    86
  Philadelphia, PA (227)

Bayridge Associates, L.P.           December 1988         91     91    97    90    96
  Beaverton, OR (246)

United-Pennsylvanian, L.P.          December 1988         99     97    99    99    98
  Erie, PA (112)

2051 Grand Concourse
  Associates, L.P.                  November 1988         98     91   100    95    98
  Bronx, NY (63)

Concourse Artists Housing
  Associates, L.P.                  November 1988         96    100    96    96    96
  Bronx, NY (23)

Willoughby/Wycoff Housing
  Associates, L.P.                  November 1988         99    100    87    87    93
  Bronx, NY (68)

Robin Housing Associates, L.P.      November 1988         96     98    93    98    98
  Bronx, NY (100)

Lund Hill Associates, L.P.          January 1989         100    100   100   100   100
  Superior, WI (150)

Tanglewood Apartments, L.P.         October 1988          94     98    93    96    89
  Joplin, MO (176)

Quality Hill Historic District-
  Phase II-A, L.P.                  March 1989            94     94    92    98   100
  Kansas City, MO (49)

                           Local Partnership Schedule
                           --------------------------
                                   (continued)

                                                        % of Units Occupied at May 1,
Name and Location                                       ------------------------------
(Number of Units)                   Date Acquired       2003   2002  2001  2000  1999
-----------------                   -------------       ----   ----  ----  ----  ----
Penn Alto Associates, L.P.          June 1989             84     83    82    82    89
  Altoona, PA (150)

Sartain School Venture, L.P.        August 1990          100     97    97   100    91
  Philadelphia, PA (35)



(a) The properties and the related assets and liabilities were sold during the fiscal year ended March 15, 2003 (see Note 12 in Item 8. Financial Statements and Supplemental Data).

(b) The Partnership's limited partnership interest was sold during the fiscal year ended March 15, 2003 (see Note 12 in Item 8. Financial Statements and Supplemental Data).


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

The Partnership has 5,581 registered holders of an aggregate of 15,987.5 BACs, as of May 1, 2003.

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

The Partnership has made no distributions to the BACs holders as of March 15, 2003. The Partnership does not anticipate providing cash distributions to the BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.


                                                       For the Year Ended March 15,
                            ---------------------------------------------------------------------------------
OPERATIONS                      2003             2002             2001             2000             1999
----------                  -------------    -------------    -------------    -------------    -------------
Revenues                    $  43,490,483    $  37,918,705    $  37,421,097    $  36,518,877    $  36,007,881

Operating expenses            (44,557,403)     (46,267,377)     (46,357,904)     (45,568,571)     (44,080,952)
                            -------------    -------------    -------------    -------------    -------------

Loss before minority
  interest and extraordi-
  nary item                    (1,066,920)      (8,348,672)      (8,936,807)      (9,049,694)      (8,073,071)


Minority interest in loss
  of subsidiaries                 466,991          428,522          475,683          461,338          344,685
                            -------------    -------------    -------------    -------------    -------------

Loss before extraordi-
  nary item                      (599,929)      (7,920,150)      (8,461,124)      (8,588,356)      (7,728,386)

Extraordinary item                      0                0          500,000                0         (530,379)
                            -------------    -------------    -------------    -------------    -------------

Net loss                    $    (599,929)   $  (7,920,150)   $  (7,961,124)   $  (8,588,356)   $  (8,258,765)
                            =============    =============    =============    =============    =============

Loss before extra-
  ordinary item per BAC     $      (37.15)   $     (490.44)   $     (523.94)   $     (531.82)   $     (478.57)


Extraordinary item
  per BAC                               0                0            30.96                0           (32.84)
                            -------------    -------------    -------------    -------------    -------------

Net loss per weighted
  average BAC               $      (37.15)   $     (490.44)   $     (492.98)   $     (531.82)   $     (511.41)
                            =============    =============    =============    =============    =============


                                                                March 15,
                            ---------------------------------------------------------------------------------
FINANCIAL POSITION              2003             2002             2001             2000             1999
------------------          -------------    -------------    -------------    -------------    -------------

Total assets                $ 158,553,482    $ 170,552,302    $ 178,650,012    $ 180,711,472    $ 186,633,608
                            =============    =============    =============    =============    =============

Total liabilities           $(186,336,777)   $(197,397,871)   $(197,201,242)   $(190,839,539)   $(187,558,858)
                            =============    =============    =============    =============    =============

Minority interest           $  (1,743,507)   $  (2,111,304)   $  (2,485,493)   $  (2,947,532)   $  (3,561,993)
                            =============    =============    =============    =============    =============

Total partners' deficit     $ (29,556,802)   $ (28,956,873)   $ (21,036,723)   $ (13,075,599)   $  (4,487,243)
                            =============    =============    =============    =============    =============

During the years ended March 15, 1999 through 2002, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the year ended March 15, 2003, total assets and liabilities decreased primarily due to the sale of Local Partnerships.

                  Selected Quarterly Financial Data (Unaudited)

                                                      Quarter Ended
                               ------------------------------------------------------------
                                 June 15,      September 15,   December 15,      March 15,
OPERATIONS                         2002            2002            2002            2003
----------                     ------------    ------------    ------------    ------------
Revenues                       $  9,264,532    $ 15,822,189    $  8,708,683    $  9,695,079


Operating expenses              (11,314,298)    (10,703,674)    (10,966,844)    (11,572,587)
                               ------------    ------------    ------------    ------------

Loss before minority
  interest                       (2,049,766)      5,118,515      (2,258,161)     (1,877,508)

Minority interest in loss of
  subsidiaries                      128,929         179,148         113,124          45,790
                               ------------    ------------    ------------    ------------

Net (loss) income              $ (1,920,837)   $  5,297,663    $ (2,145,037)   $ (1,831,718)
                               ============    ============    ============    ============


Net (loss) income per
  weighted average BAC         $    (118.94)   $     328.05    $    (132.82)   $    (113.44)
                               ============    ============    ============    ============

                                                      Quarter Ended
                               ------------------------------------------------------------
                                 June 15,      September 15,   December 15,      March 15,
OPERATIONS                         2001            2001            2001            2001
----------                     ------------    ------------    ------------    ------------
Revenues                       $  9,325,958    $  9,256,789    $  9,351,767    $  9,984,191


Operating expenses              (11,370,593)    (11,075,276)    (11,258,237)    (12,563,271)
                               ------------    ------------    ------------    ------------

Loss before minority             (2,044,635)     (1,818,487)     (1,906,470)     (2,579,080)
  interest

Minority interest in loss of
  subsidiaries                      130,784          35,577         220,841          41,320
                               ------------    ------------    ------------    ------------

Net loss                       $ (1,913,851)   $ (1,782,910)   $ (1,685,629)   $ (2,537,760)
                               ============    ============    ============    ============

Net loss per weighted
  average BAC                  $    (118.51)   $    (110.40)   $    (104.38)   $    (157.15)
                               ============    ============    ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. During the year ended March 15, 2003, the properties and the related assets and liabilities of two Local Partnerships and the limited partnership interest in one Local Partnership were sold (the "Sold Assets"). For a discussion of these sales, see
Note 12 in Item 8.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet the obligations of the Partnership. During the years ended March 15, 2003, 2002 and 2001, such distributions amounted to approximately $855,000, $1,028,000 and $53,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $7,212,000, $6,235,000 and $5,545,000 were accrued and unpaid as of March 15,
2003, 2002 and 2001, respectively. In particular, partnership management fees owed to the General Partners amounting to approximately $7,151,000 and $6,215,000 were accrued and unpaid as of March 15, 2003 and 2002, respectively. Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $61,000 and $20,000 were accrued and unpaid as of March 15, 2003 and 2002, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations. The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During the year ended March 15, 2003, cash and cash equivalents of the Partnership decreased approximately $312,000. This decrease is attributable to an increase in property and equipment ($3,112,000), net proceeds and principal repayments of mortgage notes ($811,000) and an increase in deferred costs ($376,000) which exceeded cash provided by operating activities ($942,000), a net increase in due to local general partners and affiliates ($1,187,000), an increase in due to selling partners ($70,000), proceeds from sale of property ($200,000), a decrease in cash held in escrow relating to investing activities ($1,489,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($99,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $8,227,000 and gain on sale of property ($6,763,000).

A working capital reserve of approximately $3,638,000 remained unused at March 15, 2003.

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

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

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

Sale of Underlying  Properties/Local  Partnership  Interests
------------------------------------------------------------
For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 12 of the Financial Statements.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Income Taxes
------------

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

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

Through March 15, 2003, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

The following is a summary of the results of operations of the Partnership for the years ended March 15, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years, respectively).

The Partnership's revenues continue to consist primarily of the results of the Partnership's investment in consolidated Local Partnerships. Eighteen of the Local Partnerships receive HUD Section 8 subsidies which serve to stabilize the revenues of these Local Partnerships. The majority of the Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

The net loss for the 2002, 2001 and 2000 Fiscal Years totaled $599,929, $7,920,150 and $7,961,124, respectively. The 2000 Fiscal Year is net of an extraordinary gain of $500,000.

The Partnership continues to meet the investment objective of generating Tax Credits to qualified BACs holders. To date, all of the Local Partnerships have remained in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $21,629, $23,744 and $398,165 in Tax Credits for the 2002, 2001 and 2000 tax
years, respectively. As of December 31, 2002, the Tax Credit Period for all of the properties have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period for an additional five years from the date of expiration in order to avoid recapture of the Tax Credits.

2002 vs. 2001
-------------

Rental income decreased approximately 2% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Assets, rental income decreased less than 1%, primarily due to a decrease in occupancy at one local partnership.

Other income decreased approximately $360,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Assets, other income decreased approximately $328,000 primarily due to lower interest rates on cash and cash equivalent balances at the Local Partnerships and Partnership level and a decrease in grant income at one Local Partnership.

A gain on sale of properties was recorded in the 2002 Fiscal Year (see Note 12).

Total expenses, excluding the Sold Assets and taxes and insurance, remained fairly consistent with a decrease of approximately 1% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year.

Taxes increased approximately $163,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Assets, taxes increased approximately $202,000, primarily due to an increase in real estate taxes at one Local Partnership due to a tax reassessment as well as small increases at several other Local Partnerships.

Insurance increased approximately $432,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Assets, insurance increased approximately $446,000, primarily due to an increase in insurance premiums at the Local Partnerships.

Depreciation and amortization expense decreased approximately $952,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year, primarily due to decreases related to the Sold Assets.

2001 vs. 2000
-------------

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Redwood Villa Associates, L.P.
------------------------------
Redwood Villa Associates, L.P. ("Redwood") has sustained operating losses since its inception. For the 2002 Fiscal Year, Redwood experienced a loss of $158,212, including $212,830 of depreciation and $4,553 of amortization, and at December 31, 2002 had a working capital deficiency of $708,645 and a partners' deficit of $1,513,099. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve continued profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 2002, 2001 and 2000 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2003 and 2002 was reduced to zero by prior years' losses and the minority interest balance was approximately $399,000 and $400,000, respectively. Redwood's net loss after minority interest amounted to approximately $157,000, $193,000 and $185,000 for the 2002, 2001 and 2000 Fiscal Years, respectively.

Walnut Park Plaza Associates, L.P.
----------------------------------
The financial statements for Walnut Park Plaza Associates ("Walnut Park") have been prepared on the basis that it will continue as a going concern. Walnut Park incurred a net loss of $505,737 during the year ended December 31, 2002 and as of that date the Local Partnership's cash flows from operations were insufficient to pay current liabilities. In addition, Walnut Park is currently in default in its bond payments to the Redevelopment Authority of the City of Philadelphia Multifamily Housing Revenue Refunding Bond due to the inability to pay its monthly obligation. Those factors create on uncertainty about the Local Partnership's ability to continue as a going concern. Management of the Local Partnership is developing a plan to obtain additional financing or restructure its existing bonds. The ability of the Local Partnership to continue as a going concern is dependent on obtaining additional financing or restructuring its existing bond. The financial statements do not include any adjustments that might be necessary if the Local Partnership is unable to continue as a going concern. The Partnership's investment in Walnut Park at March 15, 2003 and 2002 was reduced to zero by prior years' losses and the minority interest balance was approximately $1,109,000 and $1,114,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $501,000, $389,000 and $121,805 for the 2002, 2001 and 2000 Fiscal Years, respectively.

Autumn Park Associates, L.P.
----------------------------
Autumn Park Associates, L.P. ("Autumn Park") incurred a net loss of $183,448 during the year ended December 31, 2002, and as of that date, Autumn Park's current liabilities exceeded its current assets by $8,764 and its total liabilities exceeded its total assets by $642,553. These factors, as well as uncertain conditions that Autumn Park faces regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies, and debt service requirements, create uncertainty about Autumn Park's ability to continue in existence. Autumn Park's management has developed and implemented a plan to improve tenant selection in order to reduce turnovers and vacancies. The management is developing a plan to refinance the mortgage to reduce its annual debt service obligation. The ability of Autumn Park to continue operations is dependent on increased cash flow from rent collections and/or reduced debt service requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if Autumn Park is unable to continue operations. The Partnership's investment in Autumn Park at March 15, 2003 and 2002 was reduced to zero by prior years' losses and the minority interest balance was zero at those dates. Autumn Park's net loss after minority interest amounted to approximately $183,000, $237,000 and $182,000 for the 2002, 2001 and 2000 Fiscal Years, respectively.

Shiloh Grove, L.P.
------------------
The Project-based Section 8 Contract for Shiloh Grove, L.P. ("Shiloh") had been renewed on a month-to month basis at the same Contract rent level as in previous years. In July 2002, HUD, implementing procedures permissible under the Market-to-Market program, reduced the Contract rents to a level aligned with the local Fair Market Rents, significantly reducing the monthly revenue without a corresponding reduction in debt service, creating a financial crisis for the property. Through cost cutting measures implemented by the management of Shiloh and the use of reserves, the property was able to meet debt service obligations through the end of the 2002 and the mortgage is current as of 12/31/02. During this same period, Shiloh worked closely with HUD to bring about a reduction in the annual debt service and bring it in line with new revenue projections resulting from the reduction of Contract rents earlier in the year. At the same time, Shiloh is also in discussions which could result in the sale of the Local General Partner interest to a new entity. As of 12/31/2002, both these issues are still in negotiation (See Note 12 to the Financial Statements).

For a discussion of Mortgage Notes payable, see Note 7 to the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a)1.   Consolidated Financial Statements

        Independent Auditors' Report                                      17

        Consolidated Balance Sheets at March 15, 2003 and 2002            85

        Consolidated Statements of Operations for the Years Ended
        March 15, 2003, 2002 and 2001                                     86

        Consolidated Statements of Changes in Partners' Deficit
        for the Years Ended March 15, 2003, 2002 and 2001                 87

        Consolidated Statements of Cash Flows for the Years Ended
        March 15, 2003, 2002 and 2001                                     88

        Notes to Consolidated Financial Statements                        91

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiaries as of March 15, 2003 and 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 15, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 30 (Fiscal Years 2002, 2001 and 2000) subsidiary partnerships whose losses aggregated $700,428 (2002 Fiscal Year), $6,641,429 (2001 Fiscal Year), and $6,053,620 (2000 Fiscal Year) and whose assets constituted 93% of the Partnership's assets at March 15, 2003 and 2002, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 2003 and 2002 and the results of their operations and their cash flows for the years ended March 15, 2003, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 2002 Fiscal Year, these subsidiary partnerships incurred significant operating losses and have significant equity deficiencies. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these two subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' losses aggregated $663,949 (2002 Fiscal Year), $240,856 (2001 Fiscal Year) and $66,246 (2000 Fiscal Year) and their assets aggregated $10,746,963 and $11,018,863 at March 15, 2003 and 2002, respectively.
Management's plans regarding these matters are also discussed in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 30, 2002

[ASHER & COMPANY LETTERHEAD]

Independent Auditor's Report

The Partners
B & C Housing Associates
T/A St. Thomas Square/Worthington Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94008, as of December 31, 2002 and 2001, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94008, as of December 31, 2002 and 2001, and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards we have also issued reports dated February 8, 2003 on our consideration of B & C Housing Associates' T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94004, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 8, 2003

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 1, 2002

[FISHBEIN & COMPANY, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
State Street 86 Associates Limited Partnership

We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 21, 2003

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

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 17, 2002

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
Foxglenn Investors

We have audited the accompanying balance sheets of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 16, 2003

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

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 22, 2002

[Baumgarten & Company LLP Letterhead]

Independent Auditor's Report

To the Partners
Shiloh Grove Limited Partnership
Beachwood, Ohio

We have audited the accompanying balance sheets of Shiloh Grove Limited Partnership, (an Ohio Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Grove Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits  were  conducted  for the  purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included in these financial statements is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Shiloh Grove Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Baumgarten & Company LLP
Certified Public Accountants
Cleveland, Ohio
February 21, 2003

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

/s/ Baumgarten & Company LLP
Certified Public Accountants
Cleveland, Ohio
February 18, 2002

[FRIEDMAN ALPREN & GREEN LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Silver Blue Lake Apartments, Ltd.

We have audited the accompanying balance sheet of SILVER BLUE LAKE APARTMENTS, LTD. (a limited partnership), FHA Project No. FL29-K005-009-124, as of December 31, 2002, and the related statements of operations, changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SILVER BLUE LAKE APARTMENTS, LTD. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Friedman Alpren & Green LLP
New York, New York
February 4, 2003

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

/s/ Friedman Alpren & Green LLP
New York, New York
February 6, 2001

[Bick-Fredman & Co Letterhead]

Independent Auditor's Report

To the General and Limited Partners
Lancaster Towers Associates, L.P.

We have audited the accompanying balance sheets of Lancaster Towers Associates, L.P. (A Delaware Limited Partnership), FHA Project No. 014-44031-LDC-R as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 10, 2003 on our consideration of Lancaster Towers Associates, L.P.'s internal control and reports dated January 10, 2003 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Bick-Fredman & Co.
Cleveland, Ohio
January 10, 2003

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

/s/ Bick-Fredman & Co.
Cleveland, Ohio
January 11, 2002

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
West Kinney Associates, L.P.
T/A Willie T. Wright Plaza
Marlton, New Jersey

We have audited the accompanying balance sheets of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, as of December 31, 2002 and 2001, and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, as of December 31, 2002 and 2001, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have issued reports dated January 23, 2003 on our consideration of West Kinney Associates, L.P.'s T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 23, 2003

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 30, 2002

[GREGG ASSOCIATES Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Autumn Park Associates Limited Partnership

We have audited the accompanying balance sheet of Autumn Park Associates Limited Partnership as of December 31, 2002 and the related statements operation, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Autumn Park Associates Limited Partnership as of December 31, 2001 were audited by other auditors whose report dated February 20, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Merina & Company, LLP
West Linn, Oregon
February 21, 2003

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

/s/ GREGG ASSOCIATES, PC
David R. Gregg
Certified Public Accountant
Portland, Oregon
February 20, 2002

[REZNICK FEDDER & SILVERMAN Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Regent Street Associates

We have audited the accompanying balance sheets of Regent Street Associates as of December 31, 2002 and 2001, and the statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Street Associates as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports for the year ended December 31, 2002, dated January 31, 2003, on our consideration of Regent Street Associates' internal control and on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 28 through 32 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Reznick Fedder & Silverman
Taxpayer Identification Number;
52-1088612
Baltimore, Maryland

January 31, 2003

Lead Auditor:  Michael A. Cumming

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
February 10, 2001

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Magnolia Arms Associates, Ltd.
T/A Palm Terrace Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 15, 2003

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 15, 2002

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 2002 and 2001, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 2002 and 2001, and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 17, 2003 on our consideration of Greenleaf Associates, L.P.'s (A Limited Partnership), HUD Project No. 084-94009, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 17, 2003

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 16, 2002

[JOSE E. ROSARIO & CO. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners of                       Puerto Rico Housing Finance Corporation
Alameda Towers Associates, L.P.          San Juan, Puerto Rico
Rio Piedras, PR

I have audited the accompanying balance sheets of Alameda Towers Associates, L.P. HUD Project No. RQ-46-K-006-003, as of December 31, 2002 and 2001, and the related statements of loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and Puerto Rico and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 2002 and 2001 and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America and Puerto Rico.

In accordance with Government Auditing Standards, I have also issued a report dated January 30, 2003 on my consideration of Alameda Towers Associates, L.P.'s internal control and on my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audits.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 13 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Alameda Towers Associates, LP. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jose E. Rosario & Co.
License No. 961 Expires December 1, 2004
Stamp No.  1865278 of the Puerto  Rico  College of CPA was
affixed to the original.
January 30, 2002
San Juan, Puerto Rico

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

[Friedman, Alpren & Green, LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Dixie Apartment Associates, Ltd.

We have audited the accompanying balance sheet of Dixie Apartment Associates, Ltd. (a limited partnership), as of December 31, 2002, and the related statements of operations, changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixie Apartment Associates, Ltd. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman, Alpren & Green LLP
New York, New York
February 6, 2003

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

[Friedman, Alpren & Green LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Ludlam Gardens Apartments, Ltd.

We have audited the accompanying balance sheet of Ludlam Gardens Apartments, Ltd., (a limited partnership) as of December 31, 2002, and the related statements of operations, changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ludlam Gardens Apartments, Ltd. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman, Alpren & Green LLP
New York, New York
February 4, 2003

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
February 24, 2001

[PHILIP ROOTBERG & COMPANY, LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Grove Parc Associates Limited Partnership

We have audited the accompanying balance sheet of Grove Parc Associates Limited Partnership (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in its partners' deficit and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
January 30, 2003

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
February 13, 2002

[Michael Sczekan & Co., P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the General Partners
Apple Creek Housing Associates, Ltd.
Arvada, Colorado

We  have  audited  the  accompanying   Balance  Sheet  of  Apple  Creek  Housing
Associates, Ltd. FHA Project Number 101-35515, as of May 31, 2002, and the related statements of profit and loss, changes in project equity and cash flows for the period January 1 through May 31, 2002. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Creek Housing Associates, Ltd., as of May 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs we have also issued a report dated August 12, 2002, on our consideration of Apple Creek Housing Associates, Ltd.'s internal control structure and reports dated August 12, 2002, on its compliance with laws and regulations and compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

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

Respectfully submitted,

/s/ Michael Sczekan & Co., P.C.
Certified Public Accountants

Englewood, Colorado
August 12, 2002

[Michael Sczekan & Co., P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the General Partners
Apple Creek Housing Associates, Ltd.
Arvada, Colorado

We have audited the accompanying Balance Sheet of Apple Creek Housing Associates, Ltd. FHA Project Number 101-35515, as of December 31, 2001, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an Fopinion on these financial statements based on our audit.

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

Englewood, Colorado
February 8, 2001

[BRODSHATZER, WALLACE, SPOON & YIP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Redwood Villa Associates
(A Limited Partnership)

We have audited the balance sheets of Redwood Villa Associates (A Limited Partnership) ("Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates (A Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has sustained operating losses since inception. For the year ended December 31, 2002, the Partnership experienced a loss of $158,212 (including $212,830 of depreciation and $4,553 of amortization expense) and as of that date, had a working capital deficiency of $708,645 and a partners' deficit of $1,513,099.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued our report dated January 29, 2003 on our consideration of Redwood Villa Associates' (A Limited Partnership) internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Brodshatzer, Wallace, Spoon & Yip
San Diego, California
January 29, 2003

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

/s/ BRODSHATZER, WALLACE, SPOON & YIP
San Diego, California
January 31, 2002

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Charles Drew Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 10, 2003

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 15, 2002

[Matthews, Carter and Boyce, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To The Partners
Walnut Park Plaza Associates
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Walnut Park Plaza Associates (a Pennsylvania Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Park Plaza Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2003, on our consideration of Walnut Park Plaza Associates internal control and a report dated January 31, 2003 on its compliance with laws, regulations, contracts and grants applicable to Walnut Park Plaza Associates.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership has suffered recurring losses from operations and does not have sufficient cash flow from operations to pay current liabilities, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Matthews, Carter and Boyce, P.C.
Fairfax, Virginia
January 31, 2003

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

/s/ Matthews, Carter and Boyce, P.C.
McLean, Virginia
February 25, 2002

[Reznick Fedder & Silverman Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bayridge Associates Limited Partnership

We have audited the accompanying balance sheets of Bayridge Associates Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayridge Associates Limited Partnership, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 31, 2003

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 28, 2002

[Habif, Arogeti & Wynne, LLP. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, PHFA Project No. R-251-8E, as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity [deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles generally.

In accordance with Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, we have also issued our reports dated February 23, 2003, on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal control and on our tests of its compliance with certain provisions of laws regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the result of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supporting information on pages13 to 21 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
February 23, 2003

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

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
February 22, 2002

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 31, 2003

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 31, 2002

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2003

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2002

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2003

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2002

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2003

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2002

[KENNETH W. BRYANT, CERTIFIED PUBLIC ACCOUNTANT Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

I have audited the accompanying balance sheet of Lund Hill Associates, (a limited partnership), WHEDA Project No. 021, as of December 31, 2002, and the related statements of profit and loss, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lund Hill Associates as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my reports dated February 7, 2003 on my consideration of Lund Hill Associates internal control and on my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

The accompanying supplemental information (shown on pages 14-23) is presented for purposes of additional analysis and is not a required part of the basic financial statements of Lund Hill Associates. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Kenneth W. Bryant
Atlanta, Georgia
February 7, 2003

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

/s/ Smith & Radigan
Atlanta, Georgia
January 31, 2001

[RICK J. TANNEBERGER, CERTIFIED PUBLIC ACCOUNTANT Letterhead]

Independent Auditor's Report

The Partners
Tanglewood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
February 10, 2003

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

/s/ Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
January 25, 2002

[RBG & CO. Letterhead]

Independent Auditors' Report

Partners
Quality Hill Historic District - Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District-Phase II-A, L.P., a limited partnership, as of December 31, 2002 and 2001, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic District-Phase II-A, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 31, 2003

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 25, 2002

[HAMILTON & MUSSER, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2002 and 2001 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 14, 2003

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

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 20, 2002

[REZNICK FEDDER & SILVERMAN Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sartain School Venture

We have audited the accompanying balance sheets of Sartain School Venture as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 2002 and 2001, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2002, dated January 31, 2003, on our consideration of Sartain School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 31, 2003

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

/s/ Ziner, Kennedy & Lehan, LLP
Boston, Massachusetts
January 13, 2001

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                           March 15,
                                                                ------------------------------
                                                                     2003             2002*
                                                                -------------    -------------
Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4, 7 and 11)                           $ 133,543,024    $ 144,303,061
Cash and cash equivalents (Notes 2, 3 and 11)                       6,067,262        6,379,655
Cash held in escrow (Notes 3 and 5)                                13,328,404       14,707,928
Accounts receivable - tenants                                         780,278          704,001
Deferred costs, less accumulated amortization (Notes 2 and 6)       3,250,600        3,384,587
Other assets                                                        1,583,913        1,073,070
                                                                -------------    -------------

Total assets                                                    $ 158,553,481    $ 170,552,302
                                                                =============    =============


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgage notes payable (Notes 3 and 7)                        $ 147,794,611    $ 161,496,588
  Accounts payable and other liabilities                           12,746,386       12,336,409
  Due to local general partners and affiliates (Note 8)            16,794,330       15,607,233
  Due to general partners and affiliates (Note 8)                   7,727,769        6,723,981
  Due to selling partners                                           1,303,680        1,233,660
                                                                -------------    -------------

                                                                  186,366,776      197,397,871

Minority interests (Note 2)                                         1,743,507        2,111,304
                                                                -------------    -------------

Commitments and contingencies (Notes 7, 8 and 11)

Partners' deficit

  Limited partners (15,987.5 BACs issued and
   outstanding) (Note 1)                                          (28,531,390)     (27,937,460)
  General partners                                                 (1,025,412)      (1,019,413)
                                                                -------------    -------------

Total partners' deficit                                           (29,556,802)     (28,956,873)
                                                                -------------    -------------

Total liabilities and partners' deficit                         $ 158,553,481    $ 170,552,302
                                                                =============    =============


* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year Ended March 15,
                                            --------------------------------------------
                                                2003            2002            2001
                                            ------------    ------------    ------------
Revenues

Rental income                               $ 35,016,201    $ 35,847,433    $ 35,349,851
Other (Notes 7 and 11)                         1,711,157       2,071,272       2,071,246
Gain on sale of properties (Note 12)           6,763,125               0               0
                                            ------------    ------------    ------------

Total revenues                                43,490,483      37,918,705      37,421,097
                                            ------------    ------------    ------------
Expenses

General and administrative                     6,550,377       6,700,549       6,654,371
General and administrative-
  related parties                              2,636,105       2,524,079       2,482,344
Repairs and maintenance                        7,181,706       7,239,106       7,131,149
Operating                                      4,506,866       4,646,526       4,140,548
Taxes                                          1,784,791       1,621,544       1,805,936
Insurance                                      1,957,496       1,525,334       1,376,691
Interest                                      11,713,295      12,831,666      13,245,823
Depreciation and amortization                  8,226,767       9,178,573       9,521,042
                                            ------------    ------------    ------------

                                              44,557,403      46,267,377      46,357,904
                                            ------------    ------------    ------------

Loss before minority interest and
  extraordinary item                          (1,066,920)     (8,348,672)     (8,936,807)

Minority interest in loss of subsidiaries        466,991         428,522         475,683
                                            ------------    ------------    ------------

Loss before extraordinary item                  (599,929)     (7,920,150)     (8,461,124)

Extraordinary item-forgiveness of
  indebtedness income (Note 7)                         0               0         500,000
                                            ------------    ------------    ------------

Net loss                                    $   (599,929)   $ (7,920,150)   $ (7,961,124)
                                            ============    ============    ============

Number of BACs outstanding                      15,987.5        15,987.5        15,987.5
                                            ============    ============    ============

Loss before extraordinary item-
  limited partners                          $   (593,930)   $ (7,840,949)   $ (8,376,513)
Extraordinary item-limited partners                    0               0         495,000
                                            ------------    ------------    ------------
Net loss-limited partners                   $   (593,930)   $ (7,840,949)   $ (7,881,513)
                                            ============    ============    ============

Loss before extraordinary item per BAC      $     (37.15)   $    (490.44)   $    (523.94)
Extraordinary item per BAC                             0               0           30.96
                                            ------------    ------------    ------------
Net loss per BAC                            $     (37.15)   $    (490.44)   $    (492.98)
                                            ============    ============    ============


See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                        Limited         General
                                          Total         Partners        Partners
                                      ------------    ------------    ------------
Partners' deficit - March 16, 2000    $(13,075,599)   $(12,214,998)   $   (860,601)
Net loss, year ended March 15, 2001     (7,961,124)     (7,881,513)        (79,611)
                                      ------------    ------------    ------------

Partners' deficit - March 15, 2001     (21,036,723)    (20,096,511)       (940,212)
Net loss, year ended March 15, 2002     (7,920,150)     (7,840,949)        (79,201)
                                      ------------    ------------    ------------

Partners' deficit - March 15, 2002     (28,956,873)    (27,937,460)     (1,019,413)
Net loss, year ended March 15, 2003       (599,929)       (593,930)         (5,999)
                                      ------------    ------------    ------------

Partners' deficit - March 15, 2003    $(29,556,802)   $(28,531,390)   $ (1,025,412)
                                      ============    ============    ============

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 Year Ended March 15,
                                                     --------------------------------------------
                                                        2003             2002             2001
                                                     ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                             $   (599,929)   $ (7,920,150)   $ (7,961,124)
                                                     ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Gain on sale of properties (Note 12)                   (6,763,125)              0               0
Extraordinary item-forgiveness of debt                          0               0        (500,000)
Write-off of deferred costs                               287,019               0               0
Cancellation of indebtedness income                       (68,571)        (68,571)        (68,571)
Accrued interest added to principal
  of mortgage note payable                                197,846         174,277         164,111
Depreciation and amortization                           8,226,767       9,178,573       9,521,042
(Increase) decrease in assets:
Cash held in escrow                                      (464,404)        (46,054)       (115,500)
Accounts receivable - tenants                             (80,267)        248,515        (161,723)
Other assets                                             (529,719)        235,297        (256,896)
Increase (decrease) in liabilities:
Accounts payable and other liabilities                    448,700         560,243         992,382
Due to general partners and affiliates                  1,041,768         666,187         965,332
Minority interest in loss of subsidiaries                (466,991)       (428,522)       (475,683)
                                                     ------------    ------------    ------------

Total adjustments                                       1,829,023      10,519,945      10,064,494
                                                     ------------    ------------    ------------

Net cash provided by operating activities               1,229,094       2,599,795       2,103,370
                                                     ------------    ------------    ------------

Cash flows from investing activities:
Proceeds from sale of property                            200,000               0               0
Decrease (increase) in cash held in escrow              1,488,901         500,824      (4,061,193)
Improvements to property and equipment                 (3,112,269)     (1,810,743)     (1,038,585)
                                                     ------------    ------------    ------------

Net cash used in investing activities                  (1,423,368)     (1,309,919)     (5,099,778)
                                                     ------------    ------------    ------------


Cash flows from financing activities:
Increase in deferred costs                               (663,074)        (50,376)     (1,106,120)
Increase in due to local general
  partners and affiliates                               1,638,028       1,581,611         349,101
Decrease in due to local general
  partners and affiliates                                (450,931)       (342,271)     (1,908,808)
Increase in due to selling partners                        70,020          91,570          83,833
Proceeds from mortgage notes                           20,559,376               0      12,870,332
Repayment of mortgage notes                           (21,370,732)     (2,904,963)     (6,586,009)
Decrease in capitalization of consolidated
  subsidiaries attributable to minority interest           99,194          54,333          13,644
                                                     ------------    ------------    ------------

Net cash (used in) provided by financing
  activities                                             (118,119)     (1,570,096)      3,715,973
                                                     ------------    ------------    ------------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)


                                                                 Year Ended March 15,
                                                     --------------------------------------------
                                                        2003             2002             2001
                                                     ------------    ------------    ------------
Net (decrease) increase in cash and cash
  equivalents                                            (312,393)       (280,220)        719,565

Cash and cash equivalents, beginning of year            6,379,655       6,659,875       5,940,310
                                                     ------------    ------------    ------------

Cash and cash equivalents, end of year               $  6,067,262    $  6,379,655    $  6,659,875
                                                     ============    ============    ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest               $  9,309,001    $ 10,509,548    $ 12,698,874
                                                     ============    ============    ============

Supplemental disclosures of noncash
  investing and financing activities:
Increase in accounts payable and other
  liabilities for property and equipment
  additions                                          $          0    $    438,546    $          0
Increase in due to local general partners
  and affiliates for accounts payable and
  other liabilities                                             0          31,128          27,603
Decrease in accounts payable and other
  liabilities for deferred loss on sale of
  properties                                               63,084               0               0


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)


                                                                 Year Ended March 15,
                                                     --------------------------------------------
                                                        2003             2002             2001
                                                     ------------    ------------    ------------
Summarized below are the components
  of the gain on sale of properties:
Decrease in property and equipment, net
  of accumulated depreciation                        $  5,903,905    $          0   $          0
Decrease in cash held in escrow                           355,027               0              0
Decrease in prepaid expenses and other assets              18,876               0              0
Decrease in accounts receivable                             3,990               0              0
Decrease in deferred costs                                188,591               0              0
Decrease in mortgage notes payable                    (13,019,896)              0              0
Increase in accounts payable, accrued expenses
  and other liabilities                                    24,362               0              0
Decrease in due to general partners and affiliates        (37,980)              0              0


See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

NOTE 1 - General

Liberty Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit (the "Low-Income Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. As of March 15, 2003, the Partnership had invested in 31 subsidiary partnerships. During the year ended March 15, 2003, the Partnership sold its Limited Partnership interest in one Local Partnership and the properties and the related assets and liabilities of two Local Partnerships.

The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates", and together with the Related General Partner, the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Related Credit Properties Inc., a Delaware corporation. The general partner of Liberty Associates is the Related General Partner.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated approximately $15,000, $273,000 and $234,000 for the years ended March 15, 2003, 2002 and 2001, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Through March 15, 2003, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

d) Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

e) Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

f) Use of Estimates

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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                          March 15, 2003               March 15, 2002
                                     ------------------------    -------------------------
                                      Carrying                    Carrying
                                       Amount      Fair Value      Amount      Fair Value
                                     -----------   ----------    -----------   -----------
Mortgage notes payable for
 which it is:
Practicable to estimate fair value   $68,157,031   $68,157,031   $72,186,348   $72,186,348
Not practicable                      $79,637,580           (*)   $89,310,240           (*)

(*) Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                             March 15,               Estimated
                                  ------------------------------    Useful Lives
                                       2003             2002          (Years)
                                  -------------    -------------    ------------
Land                              $  11,179,181    $  11,804,469           --
Buildings and improvements          234,742,544      243,590,454        15 to 40
Other                                 6,573,947        6,472,329         3 to 20
                                  -------------    -------------
                                    252,495,672      261,867,252
Less:  Accumulated depreciation    (118,952,648)    (117,564,191)
                                  -------------    -------------

                                  $ 133,543,024    $ 144,303,061
                                  =============    =============



Included in property and equipment are $6,859,371 of acquisition fees paid to the General Partners and $809,661 of acquisition expenses. In addition, as of March 15, 2003, buildings and improvements include $2,870,719 of capitalized interest.

In connection with the development or rehabilitation of the Properties, the subsidiary partnerships have incurred developer's fees of $23,360,275 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 15, 2003, 2002 and 2001 amounted to $7,905,317, $8,810,056 and $8,935,422, respectively.

During the 2002 Fiscal Year, there was a decrease in accumulated depreciation in the amount of $6,516,860 due to write-offs on dispositions.

NOTE 5 - Cash Held in Escrow


                                                               March 15,
                                                     ---------------------------
                                                        2003             2002
                                                     -----------     -----------
Real estate taxes, insurance, and other              $ 2,551,193     $ 2,217,225
Reserve for replacements                               9,853,944      11,560,958
Other                                                    923,267         929,745
                                                     -----------     -----------
                                                     $13,328,404     $14,707,928
                                                     ===========     ===========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:

                                                March 15,
                                       --------------------------       Period
                                           2003           2002         (Months)
                                       -----------    -----------    -----------
Operating guarantee fee                $   510,443    $   510,443          60
Financing expenses                       5,328,418      5,310,905           *
Supervisory salaries                       783,020        783,020          60
Other                                       48,518         48,518        Various
                                       -----------    -----------
                                         6,670,399      6,652,886
Less:  Accumulated amortization         (3,419,798)    (3,268,299)
                                       -----------    -----------
                                       $ 3,250,601    $ 3,384,587
                                       ===========    ===========

*Over the life of the respective mortgages.

Amortization of deferred costs for the years ended March 15, 2003, 2002 and 2001 amounted to $321,450, $368,517 and $585,620, respectively.

During the year ended March 15, 2003, deferred costs of $645,561 and accumulated amortization of $169,951 were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $957,000 including principal and interest at rates varying from 1% to 12% per annum, through 2036. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements as of March 15, 2003 for each of the next five fiscal years and thereafter are as follows:


Fiscal Year Ending                    Amount
------------------                 ------------
2003                               $  8,701,955
2004                                  7,120,008
2005                                  8,524,776
2006                                  4,718,637
2007                                 13,642,628
Thereafter                          105,086,607
                                   ------------

                                   $147,794,611
                                   ============

On August 29, 2002, B&C Housing Associates, L.P. refinanced its outstanding mortgage note payable of approximately $5,359,000 under the Mark-To-Market Program sponsored by HUD. The new mortgages in the amounts of $1,201,000, $4,157,376 and $1,201,000 bear interest at 7.5%, 4% and 4%, respectively, through October 30, 2032. The refinancing proceeds were committed for the Partnership for the purpose of paying for related transaction costs and increasing the amount of reserve of replacement.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

On February 1, 2002, Silver Blue Lake Apartments refinanced its outstanding mortgage payable with a new mortgage note for $2,500,000, payable to the Local General Partner. The new note matures on January 31, 2007 and requires monthly payments of interest only at LIBOR plus 2.25%. As a result of this refinancing, the restrictions of the trustee escrow fund and debt service reserve fund were released and used to pay down the old mortgage.

In February 2002, Ludlam Gardens Apartments' ("Ludlam") mortgage note payable of $2,486,169 was refinanced and paid in full with the proceeds from a new mortgage note payable of $2,850,000. The new mortgage note payable is secured by a deed of trust on the real estate and is due in monthly installments of $20,070, including interest at 7.25%. Ludlam was sold on January 23, 2003 (see Note 12).

On January 31, 2002, Alameda Towers Associates, Ltd. refinanced its outstanding mortgage note payable of approximately $7,800,000. The new mortgage in the amount of $8,650,000 bears interest at 7% through January 31, 2032.

On April 1, 2000, the Redevelopment Authority of the City of Philadelphia Multifamily Housing Revenue Refunding Bond issued Series 2000 Bonds for $5,500,000 bearing interest of 7.50% for the sole purpose of providing funds to pay a portion of the principal of the Issuer's Multifamily Housing Revenue Bonds, Series 1988 which were in default during 1999. The original bond holder of the Series 1988 agreed to contribute to Walnut Park Plaza Associates ("Walnut Park") $500,000 of the $5,500,000 payment for rehabilitation of the multifamily rental housing project and for payment of bond issuance costs. The 2000 Series Bond Indenture did not specify terms of repayment for this contribution and therefore was considered to be cancellation indebtedness income as part of a troubled debt restructuring agreement.

See Note 11 and 12 for other subsidiary partnerships' financing activities.

NOTE 8 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

The costs incurred to related parties for the years ended March 15, 2003, 2002 and 2001 were as follows:

A) Related Party Fees


                                                             Year Ended March 15,
                                                    ------------------------------------
                                                       2003         2002         2001
                                                    ----------   ----------   ----------
Partnership management fees (a)                     $1,122,750   $1,138,000   $1,138,000
Expense reimbursement (b)                              146,661      131,492      151,415
Property management fees incurred
  to affiliates of the General Partners (c)          1,188,870    1,075,401    1,018,809
Local administrative fee (d)                            66,500       63,965       69,000
                                                    ----------   ----------   ----------
Total general and administrative-
  General Partners                                   2,524,781    2,408,858    2,377,224
                                                    ----------   ----------   ----------
Property management fees incurred
  to affiliates of the Local General Partners (c)      111,324      115,221      105,120
                                                    ----------   ----------   ----------

Total general and administrative-
  related parties                                   $2,636,105   $2,524,079   $2,482,344
                                                    ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement) for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,151,000 and $6,215,000 were accrued and unpaid as of March 15, 2003 and 2002, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $61,000 and $20,000 were accrued and unpaid as of March 15, 2003 and 2002, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $1,902,472, $1,961,943 and $1,920,494 for the years ended March 15, 2003, 2002 and 2001, respectively. Of these fees $1,188,870,  $1,075,401 and $1,018,809 was incurred to affiliates of the Local General Partners. In addition $111,324, $115,221 and $105,120 was incurred to affiliates of the Partnership.

(d)  Liberty   Associates,   the  special  limited  partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

(e) Liberty Associates received cash distributions of approximately $7,000, $6,000 and $5,000 during the years ended March 15, 2003, 2002 and 2001, respectively.

Liberty Associates was allocated Low-Income Housing Tax Credits of approximately $200, $200 and $5,000 for the taxable years ended March 15, 2003, 2002 and 2001, respectively.

(f) Due to local general partners and affiliates at March 15, 2003 and 2002 consists of the following:

                                                               March 15,
                                                       -------------------------
                                                           2003          2002
                                                       -----------   -----------
Accrued ground lease                                   $   358,147   $   358,147
Operating deficit advances                                 123,055       123,055
Operating advances                                       2,008,329     1,392,193
Development fee payable                                    132,448       132,851
Residual loan payable                                       52,500        52,500
Interest                                                 6,635,589     5,735,215
Long-term notes payable (g)                              5,525,906     5,539,560
Management and other fees                                1,958,356     2,273,712
                                                       -----------   -----------
                                                       $16,794,330   $15,607,233
                                                       ===========   ===========

(g) Long-term notes payable consist of the following:

                                                               March 15,
                                                       -------------------------
                                                           2003          2002
                                                       -----------   -----------
Grove Parc Assoc. L.P.
This note bears interest at 7.39% compounded
annually on May 1 of each year.  The note is secured
by a mortgage  subordinate in rights to mortgages
securing the building loan.  Both principal and
interest on the loan are due and payable in full out
of residual  receipts on April 29, 2010, or are
immediately due and payable upon refinancing or
sale of the project.                                   $ 5,040,000   $ 5,040,000
Dixie Apartment Assoc. LTD. ("Dixie")
-------------------------------------
This  promissory  note bears  interest at 11%
payable on demand.  Dixie was sold on January 16,
2003 (see Note 12).                                        105,187       105,187
Ludlam Gardens Apartments LTD. ("Ludlam")
-----------------------------------------
This  promissory  note bears interest at 11% payable
on demand.  Ludlam was sold on January 23, 2003 (see
Note 12).                                                  241,049       254,703
B & C Housing Associates
------------------------
This  promissory note bears interest on the unpaid
principal  balance at prime plus 2% per annum payable
along with  principal as and when  permitted by the
partnership  agreement and payable only from surplus
cash.                                                      139,670       139,670
                                                       -----------   -----------

                                                       $ 5,525,906   $ 5,539,560
                                                       ===========   ===========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

B)  Guarantees

The general partners of Bayridge Associates Limited Partnership ("Bayridge"), a subsidiary partnership, agreed to provide guarantees of up to $1,000,000 to fund debt service deficiencies in the event certain debt coverage and debt service ratios were not met for specified periods of time. As of March 15, 2003, no guarantees have been funded.

In November  2002,  FASB  Interpretation  No. 45,  "Guarantor's  Accounting  and
Disclosure Requirements for Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing or modifying any guarantee after December 31, 2002. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimated. At March 15, 2003, the Partnership has not issued or modified any existing guarantees and has not determined the impact, if any, that adoption of the accounting recognition provisions of FASB Interpretation No. 45 would have on the Partnerships future financial position or results of operations.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                Year Ended December 31,
                                                     -----------------------------------------
                                                         2002           2001          2000
                                                     ------------   ------------   -----------
Financial statement

Net loss                                             $  (599,929)   $(7,920,150)   $(7,961,124)
Difference  between  depreciation  and amorti-
 zation  expense recorded for financial  reporting
 purposes and the accelerated cost recovery
 system utilized for income tax purposes                (341,315)       (56,153)       591,198
Difference resulting from parent company  hav-
 ing a different  fiscal year for income tax and
 financial reporting purposes                            (54,280)        71,677        (36,404)
Difference  between  gain on sale of  properties
 for financial reporting purposes and for income
 tax purposes                                           (406,824)             0              0
Tax basis forgiveness of debt                                  0              0        (10,000)
Differences  resulting  principally from rental
 income  recognized for income tax purposes and
 deferred  for  financial  reporting  purposes
 and  interest  and other  operating  expenses
 deducted for financial reporting purposes not
 deducted for income tax purposes                         80,359       (335,427)        63,699
                                                     -----------    -----------    -----------

Net loss as shown on the income tax return for
 the calendar year ended                             $(1,321,989)   $(8,240,053)   $(7,352,631)
                                                     ===========    ===========    ===========

NOTE 10 - Extraordinary item

See Note 7 above for the extraordinary item in regard to Walnut Park.

NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnership - Going Concern

Two subsidiary partnerships, Redwood Villa Associates and Walnut Park Plaza Associates have significant contingencies and uncertainties regarding their continuing operations which raise substantial doubt about their abilities to continue as going concerns. The financial statements of these two subsidiary partnerships were prepared assuming that each will continue as a going concern.

Redwood Villa Associates,  L.P.
-------------------------------
Redwood Villa Associates, L.P. ("Redwood") has sustained operating losses since its inception. For the 2002 Fiscal Year, Redwood experienced a loss of $158,212, including $212,830 of depreciation and $4,553 of amortization, and at December 31, 2002 had a working capital deficiency of $708,645 and a partners' deficit of $1,513,099. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

dependent upon its ability to achieve continued profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 2002, 2001 and 2000 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2003 and 2002 was reduced to zero by prior years' losses and the minority interest balance was approximately $399,000 and $400,000, respectively. Redwood's net loss after minority interest amounted to approximately $157,000, $193,000 and $185,000 for the 2002, 2001 and 2000 Fiscal Years, respectively.

Walnut Park Plaza  Associates,  L.P.
------------------------------------
The financial statements for Walnut Park Plaza Associates ("Walnut Park") have been prepared on the basis that it will continue as a going concern. Walnut Park incurred a net loss of $505,737 during the year ended December 31, 2002 and as of that date the Local Partnership's cash flows from operations were insufficient to pay current liabilities. Those factors create on uncertainty about the Local Partnership's ability to continue as a going concern. Management of the Local Partnership is developing a plan to obtain additional financing or restructure its existing bonds. The ability of the Local Partnership to continue as a going concern is dependent on obtaining additional financing or restructuring its existing bond. The financial statements do not include any adjustments that might be necessary if the Local Partnership is unable to continue as a going concern. The Partnership's investment in Walnut Park at March 15, 2003 and 2002 was reduced to zero by prior years' losses and the minority interest balance was approximately $1,109,000 and $1,114,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $501,000, $389,000 and $121,805 for the 2002, 2001 and 2000 Fiscal
Years, respectively.

b)  Subsidiary Partnerships - Other

Autumn Park Associates, L.P.
----------------------------
Autumn Park Associates, L.P. ("Autumn Park") incurred a net loss of $183,448 during the year ended December 31, 2002, and as of that date, Autumn Park's current liabilities exceeded its current assets by $8,764 and its total liabilities exceeded its total assets by $642,553. These factors, as well as uncertain conditions that Autumn Park faces regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies, and debt service requirements, create uncertainty about Autumn Park's ability to continue in existence. Autumn Park's management has developed and implemented a plan to improve tenant selection in order to reduce turnovers and vacancies. The management is developing a plan to refinance the mortgage to reduce its annual debt service obligation. The ability of Autumn Park to continue operations is dependent on increased cash flow from rent collections and/or reduced debt service requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if Autumn Park is unable to continue operations. The Partnership's investment in Autumn Park at March 15, 2003 and 2002 was reduced to zero by prior years' losses and the minority interest balance was zero at those dates. Autumn Park's net loss after minority interest amounted to approximately $183,000, $237,000 and $182,000 for the 2002, 2001 and 2000 Fiscal Years, respectively.

Shiloh Grove, L.P.
------------------
The Project-based Section 8 Contract for Shiloh Grove, L.P. ("Shiloh") had been renewed on a month-to month basis at the same Contract rent level as in previous years. In July 2002, HUD, implementing procedures permissible under the Market-to-Market program, reduced the Contract rents to a level aligned with the local Fair Market Rents, significantly reducing the monthly revenue without a

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

corresponding reduction in debt service, creating a financial crisis for the property. Through cost cutting measures implemented by the management of Shiloh and the use of reserves, the property was able to meet debt service obligations through the end of 2002 and the mortgage is current as of December 31, 2002. During this same period, Shiloh worked closely with HUD to bring about a reduction in the annual debt service and bring it in line with new revenue projections resulting from the reduction of Contract rents earlier in the year. At the same time, Shiloh is also in discussions which could result in the sale of the Local General Partner interest to a new entity. As of December 31, 2002, both of these issues are still in negotiation (See Note 12).

c)  Lease Commitment

Redwood entered into a forty-year ground lease with a related party for the land on which the building is built. As stipulated in the lease, the subsidiary partnership agrees to pay all real estate taxes, license and permit fees, among other charges that may be assessed upon the land or improvements. At December 31, 2002, Redwood was committed to minimum future rentals on the noncancellable lease in the amount of $60,000 a year through 2028. The lease payments are payable from available cash and at December 31, 2002 and 2001 the subsidiary partnership has accrued lease payments of $358,147.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 2003 uninsured cash and cash equivalents approximated $4,895,000.

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

f)  Tax Credits

A portion of the Tax Credits  could be subject to  recapture  in future years if
(i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified basis of the Local Partnership property or
(iii) if there is a reduction in the Local Partnership interest in the property at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. As of December 31, 2002, the Tax Credit Period for each Local Partnership has expired.

NOTE 12 - Sale of Properties

On January 23, 2003, the property and the related assets and liabilities of Ludlam Gardens Apartments, LTD. ("Ludlam") were sold to an unaffiliated third

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2003

party for a purchase price of $3,900,000 resulting in a gain of approximately $1,193,000. Such gain will be recognized in the first quarter of 2003.

On January 16, 2003, the property and the related assets and liabilities of Dixie Apartment Associates, LTD. ("Dixie") were sold to an unaffiliated third party for a purchase price of $1,300,000 resulting in a gain of approximately $546,000. Such gain will be recognized in the first quarter of 2003.

On July 17, 2002, Mount Vernon Plaza I and Mount Vernon Plaza II (two of the three buildings of Shiloh-Grove, LP ("Shiloh")) entered into a purchase and sale agreement with an unaffiliated third party purchaser pursuant to which Shiloh agreed to sell its limited partnership interest in Mount Vernon Plaza I and Mount Vernon Plaza II for a purchase price of $13,637,249. No assurance can be given that the closing will actually occur.

On May 31, 2002, the Partnership's Limited Partnership interest in Apple Creek Housing Associates, LTD. ("Apple Creek") was sold to an unaffiliated third party purchaser for $200,000 resulting in a gain of approximately $6,763,000,


NOTE 13 - Subsequent Event

On May 19, 2003, the property and the related assets and liabilities of Silver Blue Apartments, LTD., (" Silver Blue") were sold to an unaffiliated third party for a purchase price of $3,500,000 resulting in a gain of approximately $1,103,000. Such gain will be recognized in the first quarter of 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or officers. The Partnership's affairs are managed and controlled by the General Partners.

In December 2002, Charter Municipal Mortgage Acceptance Company ("CharterMac"), which is also managed by an affiliate of Related Capital Company, announced a proposed acquisition of Related Capital Company, an affiliate of the General Partner. Pursuant to the proposed acquisition, CharterMac will acquire controlling interests in the general partners of the General Partners. This acquisition is not anticipated to affect the Partnership or its day-to-day operations as management of the General Partners will not change.

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

Related Credit Properties Inc.
------------------------------

Name                                Position
----                                --------

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 63, is the President, a Director and a shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 48, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and America Mortgage Acceptance Company.

STUART J. BOESKY, 47, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

GLENN F. HOPPS, 40, joined Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 37, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

Item 11. Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or executive officers of the General Partners for their services. However, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership, the Partnership has entered into certain arrangements with the General Partners and their affiliates which provide for compensation to be paid to the General Partners and their affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance, a partnership management fee and an accountable expense reimbursement. The General Partners are entitled, in the aggregate, to 1% of all cash distributions and an additional 15% of distributions from net sale or refinancing proceeds after the BACs holders have received distributions of such proceeds equal to their original capital contributions plus a 10% return thereon (to the extent not previously paid out of cash flow). Certain directors and executive officers of the General Partners receive compensation from the General Partners and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership. Such compensation may be based in part on the performance of the Partnership. See also Note 8 to the Financial Statements in Item 8, which is incorporated in this Item 11 by reference thereto.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The general partnership interests in the Partnership are owned as follows:


                     Name and Address of          Amount and Nature of           Percentage
Title of Class       Beneficial Ownership         Beneficial Ownership            of Class
--------------       -------------------          --------------------           ----------
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

Item 14. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., each of which is a general partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's annual report on Form 10-K for the period ending March 15, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 15, 2003 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1. Financial Statements

         Independent Auditors' Report                                       17

         Consolidated Balance Sheets at March 15, 2003 and 2002             85

         Consolidated Statements of Operations for the Years Ended
         March 15, 2003, 2002 and 2001                                      86

         Consolidated Statements of Changes in Partners' Deficit
         for the Years Ended March 15, 2003, 2002 and 2001                  87

         Consolidated Statements of Cash Flows for the Years Ended
         March 15, 2003, 2002 and 2001                                      88

         Notes to Consolidated Financial Statements                         91

(a) 2.   Financial Statement Schedules
         -----------------------------

         Independent Auditors' Report                                      115

         Schedule I - Condensed Financial Information of Registrant        116

         Schedule III - Real Estate and Accumulated Depreciation           119

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

(3C)     Certificate of Limited Partnership of Liberty Tax Credit
         Plus L.P., together with amendments filed September 14, 1987 and October 8, 1987 **

(10A)    Form of Subscription Agreement (attached to Prospectus as
         Exhibit B) **

(10B)    Form of Purchase Agreement for purchase of Local Partnership
         Interests **

(10C)    Form of Local Partnership Agreement **

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

** Incorporated herein as an exhibit by reference to exhibits filed with Amendment No. 1 to Liberty Tax
         Credit Plus L.P.'s Registration Statement on Form S-11, file No. 33-15479.

(21)     Subsidiaries  of the Registrant - the Local Partnerships
         set forth in Item 2 may be considered  subsidiaries  of
         the Registrant.                                                   109

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the year ended
         March 15, 2003.

(c)      Exhibits:

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                  Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)             of Organization
         ------------------------------                          ---------------

         B & C Housing Associates, L.P.                                 OK
         State Street 86 Associates, L.P.                               DE
         Fox Glenn Investors, L.P.                                      PA
         Shiloh-Grove L.P. (Mt. Vernon)                                 OH
         Silver Blue Lake Apartments, LTD.                              FL
         Lancaster Towers Associates, LTD.                              DE
         West Kinney Associates, L.P.                                   NJ
         Autumn Park Associates, L.P.                                   OR
         Regent Street Associates, L.P.                                 PA
         Magnolia Arms Associates, L.P.                                 FL
         Greenleaf Associates, L.P.                                     MO
         Alameda Towers Associates, L.P.                                PR
         Grove Parc Associates, L.P. (Woodlawn)                         IL
         2108 Bolton Drive Associates, L.P.                             DE
         Redwood Villa Associates                                       CA
         Charles Drew Court Associates, L.P.                            NJ
         Walnut Park Plaza Associates, L.P.                             PA
         Bayridge Associates, L.P.                                      OR
         United-Pennsylvanian, L.P.                                     PA
         2051 Grand Concourse Associates, L.P.                          NY
         Concourse Artists Housing Associates, L.P.                     NY
         Willoughby/Wycoff Housing Associates, L.P.                     NY
         Robin Housing Associates, L.P.                                 NY
         Lund Hill Associates, L.P.                                     DE
         Tanglewood Apartments, L.P.                                    MO
         Quality Hill Historic District-Phase II-A, L.P.                MO
         Penn Alto Associates, L.P.                                     PA
         Sartain School Venture, L.P.                                   PA

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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                                 By: RELATED CREDIT PROPERTIES L.P.,
                                     a General Partner


                                     By:  Related Credit Properties Inc.,
                                          its General Partner


Date:  June 3, 2002
                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive and
                                              Financial Officer)


                                 By: LIBERTY ASSOCIATES III, L.P.,
                                     a General Partner


                                     By:  Related Credit Properties L.P.,
                                          its General Partner


                                          By: Related Credit Properties Inc.,
                                              its General Partner


Date:  June 3, 2002
                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                              Alan P. Hirmes
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive and
                                              Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   Signature                            Title                          Date
------------------      ---------------------------------------    -------------

                        President and Chief
                        Executive Officer, (principal
                        executive and financial officer)
                        of Related Credit Properties Inc.,
                        general partner of Related Credit
                        Properties L.P. (a General Partner of
/s/ Alan P. Hirmes      Registrant) which is also the general
------------------      partner of Liberty Associates III, L.P.
Alan P. Hirmes          (a General Partner of Registrant)           June 3, 2002




                        Treasurer (principal accounting
                        officer) of Related Credit
                        Properties Inc., general partner of
                        Related Credit Properties L.P.
                        (a General Partner of Registrant)
/s/ Glenn F. Hopps      which is also the general partner of
------------------      Liberty Associates III, L.P.
Glenn F. Hopps          (a General Partner of Registrant)           June 3, 2002




                        Director of Related Credit
                        Properties Inc., a general partner of
                        Related Credit Properties L.P.
                        (a General Partner of Registrant)
/s/ Stephen M. Ross      which is also the general partner of
-------------------     Liberty Associates III, L.P.
Stephen M. Ross         (a General Partner of Registrant)          June 3, 2002

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 15, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14)
         for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of March 15, 2003 (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partners:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              Principal Executive Officer and
                                              Principal Financial Officer
                                              June 3, 2003

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 15, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     June 3, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated May, 2003 on page 16 and based on the reports of other auditors, we have also audited supporting Schedule I for the 2002, 2001 and 2000 Fiscal Years and Schedule III at March 15, 2003. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 2002 Fiscal Year, these subsidiary partnerships incurred significant operating losses and have significant equity deficiencies. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these two subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' losses aggregated $663,949 (2002 Fiscal Year), $240,856 (2001 Fiscal Year) and $66,246 (2000 Fiscal Year) and their assets aggregated $10,746,963 and $11,018,863 at March 15, 2003 and 2002, respectively.
Management's plans regarding these matters are also discussed in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 30, 2002

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships):


                          LIBERTY TAX CREDIT PLUS L.P.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                   March 15,
                                                           -------------------------
                                                              2003           2002
                                                           -----------   -----------
Cash and cash equivalents                                  $ 3,637,764   $ 3,021,486
Investment in subsidiary partnerships                       12,845,366    14,416,537
Other assets                                                   165,466        87,053
                                                           -----------   -----------

Total assets                                               $16,648,596   $17,525,076
                                                           ===========   ===========



                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                      $ 7,211,781   $ 6,235,410
                                                           -----------   -----------

Total liabilities                                            7,211,781     6,235,410

Partners' equity                                             9,436,815    11,289,666
                                                           -----------   -----------

Total liabilities and partners' equity                     $16,648,596   $17,525,076
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                     Year Ended March 15,
                                                          -----------------------------------------
                                                             2003           2002           2001
                                                          -----------    -----------    -----------

Revenues                                                  $    12,847    $    43,008    $    95,431
                                                          -----------    -----------    -----------

Expenses

Administrative and management                                 142,844        207,206        297,192
Administrative and management-related parties 1,269,411     1,269,492      1,289,415
                                                          -----------    -----------    -----------

Total expenses                                              1,412,255      1,476,698      1,586,607
                                                          -----------    -----------    -----------

Loss from operations                                       (1,399,408)    (1,433,690)    (1,491,176)

Gain on sale on investment in subsidiary
  partnership                                               6,497,938              0              0

Equity in loss of subsidiary partnerships (*)              (7,528,994)      (872,379)    (1,547,959)

Distribution income from subsidiary partnerships              577,613        906,188              0
                                                          -----------    -----------    -----------

Net loss                                                  $(1,852,851)   $(1,399,881)   $(3,039,135)
                                                          ===========    ===========    ===========


(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $6,336,652, $0, and $0 for the years ended March 15, 2003, 2002, and 2001, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                           Year Ended March 15,
                                                -----------------------------------------
                                                    2003          2002            2001
                                                -----------    -----------    -----------
Cash flows from operating activities:


Net loss                                        $(1,852,851)   $(1,399,881)   $(3,039,135)
                                                -----------    -----------    -----------

Adjustments to reconcile net loss to net cash
  used in operating activities:
Gain on sale on investment of subsidiary
  partnership                                    (6,497,938)             0              0
Equity in loss of subsidiary partnerships         7,528,994        872,379      1,547,959
Distribution income from subsidiary
  partnerships                                     (577,613)      (906,188)             0
(Increase) decrease in assets:
Other assets                                        (15,344)        66,396         29,560
Increase (decrease) in liabilities:
Due to general partners and affiliates              976,371        689,920        938,832
                                                -----------    -----------    -----------

Total adjustments                                 1,414,470        722,507      2,516,351
                                                -----------    -----------    -----------

Net cash used in operating activities              (438,381)      (677,374)      (522,784)
                                                -----------    -----------    -----------

Cash flows from investing activities:

Proceeds from sale of investment in
  subsidiary                                        200,000              0              0
Distributions from subsidiaries                     854,659      1,027,779         52,848
                                                -----------    -----------    -----------

Net cash provided by investing activities         1,054,659      1,027,779         52,848
                                                -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                       616,278        350,405       (469,936)

Cash and cash equivalents, beginning of year      3,021,486      2,671,081      3,141,017
                                                -----------    -----------    -----------

Cash and cash equivalents, end of year          $ 3,637,764    $ 3,021,486    $ 2,671,081
                                                ===========    ===========    ===========


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2003



                                                               Initial Cost to Partnership    Cost Capitalized
                                                               ----------------------------    Subsequent to
                                                                              Buildings and     Acquisition:
Subsidiary Partnership's Residential Property   Encumbrances       Land       Improvements      Improvements
---------------------------------------------   ------------   ------------   -------------   ----------------
B & C Housing Associates, L.P.
  Tulsa, OK                                     $  6,556,685   $    727,300   $   5,420,791   $      2,638,904
State Street 86 Associates, L.P.
  Camden, NJ                                       6,746,337        861,947      12,460,882            504,102
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                5,539,500        491,209       6,548,849            522,815
Shiloh Grove L.P. (Mt Vernon)
  Columbus, OH                                    11,894,867        764,874      16,618,743            489,506
Silver Blue Lake Apartments Ltd.
  Miami, FL                                        2,500,000        537,204       4,755,176            201,386
Lancaster Towers Associates, Ltd.
  Lancaster, NY                                    1,888,473        147,000       3,673,921            816,625
West Kinney Associates, L.P.
  Newark, NJ                                       3,961,972        262,466       6,072,924            510,447
Autumn Park Associates, L.P.
  Wilsonville, OR                                  3,798,770        369,932       2,251,887          3,564,042
Regent Street Associates, L.P.
  Philadelphia, PA                                 4,312,225         40,000       7,387,283            275,779
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                 6,314,137        125,000       8,165,738            778,781
Greenleaf Associates L.P.
  Kansas City, MO                                  4,286,223        695,000       5,125,103            311,941
Alameda Towers, Associates L.P.
  San Juan, PR                                     8,569,691        644,000      15,157,047            704,447
Dixie Apartment Associates, Ltd. (c)
  Miami, FL                                          864,763        194,480       1,354,562             75,205
Ludlam Gardens Apartments, Ltd. (c)
  Miami, FL                                        2,826,651        755,057       3,943,234             92,607
Grove Parc Associates, L.P. (Woodlawn)
  Chicago, IL                                     11,852,622        600,000       9,386,536         11,907,942
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                                      7,356,449        835,000       6,599,896          6,214,133
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                               0        618,136      10,973,665        (11,591,801)
Redwood Villa Associates
  San Diego, CA                                    3,844,036              0       5,931,183             98,327
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                3,924,428            100       7,893,416            394,430
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                                 7,330,000        454,707       7,690,675          2,859,139
Bayridge Associates, L.P.
  Beaverton, OR                                   10,034,559        917,682         488,333         11,424,515




                                                Gross Amount at which Carried At Close of Period
                                                ------------------------------------------------
                                                               Buildings and                    Accumulated
Subsidiary Partnership's Residential Property       Land       Improvements        Total        Depreciation
---------------------------------------------   ------------   -------------    ------------    ------------
B & C Housing Associates, L.P.
  Tulsa, OK                                     $    729,685   $   8,057,310    $  8,786,995    $  4,245,809
State Street 86 Associates, L.P.
  Camden, NJ                                         864,332      12,962,599      13,826,931       7,607,404
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                  493,594       7,069,279       7,562,873       3,852,881
Shiloh Grove L.P. (Mt Vernon)
  Columbus, OH                                       767,259      17,105,864      17,873,123       8,672,844
Silver Blue Lake Apartments Ltd.
  Miami, FL                                          539,589       4,954,177       5,493,766       2,597,481
Lancaster Towers Associates, Ltd.
  Lancaster, NY                                      149,385       4,488,161       4,637,546       2,384,529
West Kinney Associates, L.P.
  Newark, NJ                                         264,850       6,580,987       6,845,837       3,395,866
Autumn Park Associates, L.P.
  Wilsonville, OR                                    938,336       5,247,525       6,185,861       3,122,126
Regent Street Associates, L.P.
  Philadelphia, PA                                    42,384       7,660,678       7,703,062       4,027,251
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                   127,384       8,942,135       9,069,519       5,112,485
Greenleaf Associates L.P.
  Kansas City, MO                                    697,384       5,434,660       6,132,044       3,235,007
Alameda Towers, Associates L.P.
  San Juan, PR                                       646,384      15,859,110      16,505,494       5,422,597
Dixie Apartment Associates, Ltd. (c)
  Miami, FL                                          194,480       1,429,767       1,624,247         711,560
Ludlam Gardens Apartments, Ltd. (c)
  Miami, FL                                          755,057       4,035,841       4,790,898       2,031,808
Grove Parc Associates, L.P. (Woodlawn)
  Chicago, IL                                        602,384      21,292,094      21,894,478       9,302,384
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                                        837,384      12,811,645      13,649,029       7,166,260
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                               0               0               0               0
Redwood Villa Associates
  San Diego, CA                                        2,384       6,027,126       6,029,510       3,084,943
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                  143,846       8,144,100       8,287,946       4,547,219
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                                   457,091      10,547,430      11,004,521       4,137,533
Bayridge Associates, L.P.
  Beaverton, OR                                      920,066      11,910,464      12,830,530       5,878,640


                                                                                   Life on which
                                                                                  Depreciation in
                                                   Year of                         Latest Income
                                                 Construction/       Date          Statement is
Subsidiary Partnership's Residential Property     Renovation       Acquired       Computed (a)(b)
---------------------------------------------    -------------   -------------    ---------------
B & C Housing Associates, L.P.
  Tulsa, OK                                          1987          Dec. 1987         27.5 years
State Street 86 Associates, L.P.
  Camden, NJ                                         1987          Feb. 1988         27.5 years
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                  1987          Mar. 1988         15 to 27.5 years
Shiloh Grove L.P. (Mt Vernon)
  Columbus, OH                                       1987          Feb. 1988         27.5 years
Silver Blue Lake Apartments Ltd.
  Miami, FL                                          1987          Feb. 1988         27.5 years
Lancaster Towers Associates, Ltd.
  Lancaster, NY                                      1987          May 1988          27.5 years
West Kinney Associates, L.P.
  Newark, NJ                                         1983          June 1988         27.5 years
Autumn Park Associates, L.P.
  Wilsonville, OR                                    1988          June 1988         15 to 27.5 years
Regent Street Associates, L.P.
  Philadelphia, PA                                   1987          June 1988         27.5 years
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                   1987          July 1988         27.5 years
Greenleaf Associates L.P.
  Kansas City, MO                                    1987          July 1988         27.5 years
Alameda Towers, Associates L.P.
  San Juan, PR                                       1987          July 1988         40 years
Dixie Apartment Associates, Ltd. (c)
  Miami, FL                                          1987          July 1988         27.5 years
Ludlam Gardens Apartments, Ltd. (c)
  Miami, FL                                          1987          July 1988         27.5 years
Grove Parc Associates, L.P. (Woodlawn)
  Chicago, IL                                        1988          July 1988         27.5 to 31.5 years
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                                        1988          July 1988         15 to 27.5 years
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                         1988          June 1988         28 years
Redwood Villa Associates
  San Diego, CA                                      1988          Sept. 1988        27.5 years
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                  1987          Sept. 1988        27.5 years
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                                   1988          Sept. 1988        35 years
Bayridge Associates, L.P.
  Beaverton, OR                                      1988          Dec. 1988         15 to 27.5 years


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2003



                                                               Initial Cost to Partnership    Cost Capitalized
                                                               ----------------------------    Subsequent to
                                                                              Buildings and     Acquisition:
Subsidiary Partnership's Residential Property   Encumbrances       Land       Improvements      Improvements
---------------------------------------------   ------------   ------------   -------------   ----------------
United-Pennsylvanian, L.P.
  Erie, PA                                         3,336,860        217,000       4,191,327          1,415,276
2051 Grand Concourse Associates, L.P.
  Bronx, NY                                        3,604,636         31,500       5,221,117             63,211
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                        1,486,014          5,750          16,100          2,310,570
Willoughby-Wycoff Housing Associates, L.P.
  Bronx, NY                                        4,122,983         17,000          47,600          6,173,703
Robin Housing
  Bronx, NY                                        5,144,224         26,750          70,700          8,188,254
Lund Hill Associates, L.P.
  Superior, WI                                     3,208,974        205,000       4,877,828            940,225
Tanglewood Apartments, L.P.
  Joplin, MO                                       2,984,189        114,932       5,233,022             97,171
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                  3,465,670        215,181       6,403,141            217,102
Penn Alto Associates, L.P.
  Altoona, PA                                      4,129,911         60,000       2,731,082          9,025,904
Sartain School Venture, L.P.
  Philadelphia, PA                                 1,908,762          3,883       3,486,875            154,258
                                                -----------------------------------------------------------------

                                                $147,794,611   $ 10,938,090   $ 180,178,636   $     61,378,946
                                                ============   ============   =============   ================



                                                Gross Amount at which Carried At Close of Period
                                                ------------------------------------------------
                                                               Buildings and                    Accumulated
Subsidiary Partnership's Residential Property       Land       Improvements        Total        Depreciation
---------------------------------------------   ------------   -------------    ------------    ------------
United-Pennsylvanian, L.P.
  Erie, PA                                           219,385       5,604,218       5,823,603       3,728,781
2051 Grand Concourse Associates, L.P.
  Bronx, NY                                           33,885       5,281,943       5,315,828       2,708,878
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                            8,135       2,324,285       2,332,420       1,179,828
Willoughby-Wycoff Housing Associates, L.P.
  Bronx, NY                                           19,386       6,218,917       6,238,303       3,172,174
Robin Housing
  Bronx, NY                                           29,136       8,256,568       8,285,704       4,226,476
Lund Hill Associates, L.P.
  Superior, WI                                       207,900       5,815,153       6,023,053       2,055,735
Tanglewood Apartments, L.P.
  Joplin, MO                                         117,832       5,327,293       5,445,125       2,830,201
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                    267,233       6,568,191       6,835,424       2,233,941
Penn Alto Associates, L.P.
  Altoona, PA                                         93,905      11,723,081      11,816,986       5,111,753
Sartain School Venture, L.P.
  Philadelphia, PA                                     9,126       3,635,890       3,645,016       1,168,254
                                                ------------------------------------------------------------

                                                $11,179,181    $ 241,316,491    $252,495,672    $118,952,648
                                                ============   =============    ============    ============


                                                                                  Life on which
                                                                                 Depreciation in
                                                  Year of                         Latest Income
                                                Construction/       Date          Statement is
Subsidiary Partnership's Residential Property    Renovation       Acquired       Computed (a)(b)
---------------------------------------------   -------------   -------------    ---------------
United-Pennsylvanian, L.P.
  Erie, PA                                          1988          Dec. 1988         15 to 25 years
2051 Grand Concourse Associates, L.P.
  Bronx, NY                                         1986          Nov. 1988         27.5 years
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                         1986          Nov. 1988         27.5 years
Willoughby-Wycoff Housing Associates, L.P.
  Bronx, NY                                         1987          Nov. 1988         27.5 years
Robin Housing
  Bronx, NY                                         1986          Nov. 1988         27.5 years
Lund Hill Associates, L.P.
  Superior, WI                                      1988          Jan. 1989         20 to 40 years
Tanglewood Apartments, L.P.
  Joplin, MO                                        1988          Oct. 1988         27.5 years
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                   1988          Mar. 1989         20 to 40 years
Penn Alto Associates, L.P.
  Altoona, PA                                       1989          June 1989         27.5 years
Sartain School Venture, L.P.
  Philadelphia, PA                                  1989          Aug. 1990         15 to 40 years





(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over their estimated useful lives ranging from 3 to 20 years.
(c) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2003. See Note 12 in Item 8., Financial Statements and Supplementary Data.
(d) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 15, 2003. See Note 12 in Item 8., Financial Statements and Supplementary Data.


                                          Cost of Property and Equipment                      Accumulated Depreciation
                                 ----------------------------------------------   ----------------------------------------------
                                                                       Year Ended March 15,
                                 -----------------------------------------------------------------------------------------------
                                      2003             2002            2001           2003              2002            2001
                                 -------------    -------------   -------------   -------------    -------------   -------------
Balance at beginning of period   $ 261,867,252    $ 259,617,963   $ 258,579,378   $ 117,564,191    $ 108,754,135   $  99,818,713
Additions during period:
Improvements                         3,112,269        2,249,289       1,038,585
Depreciation expense                                                                  7,905,317        8,810,056       8,935,422
Deduction during period:
Dispositions                       (12,483,849)               0               0      (6,516,860)               0               0
                                 -------------    -------------   -------------   -------------    -------------   -------------
Balance at end of period         $ 252,495,672    $ 261,867,252   $ 259,617,963   $ 118,952,648    $ 117,564,191   $ 108,754,135
                                 =============    =============   =============   =============    =============   =============


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