Form 10-K/A
period 2003-03-15
LIBERTY TAX CREDIT PLUS LP
filed 2003-06-18
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
 (Mark One)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
       None

                                EXPLANATORY NOTE

     The Independent Auditors' Reports previously filed as part of Items 8 and 15(a)(2) each contained a typographical error which mistakenly reflected that the letters were dated "May 30, 2002". The sole purpose of this Amendment on Form 10K/A is to refile these letters with corrected date of "May 30, 2003".

Item 8. Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a)1.   Consolidated Financial Statements

        Independent Auditors' Report                                      3

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

New York, New York
May 30, 2003

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 2.   Financial Statements Schedules
         ------------------------------

         Independent Auditors' Report                                     5

(a) 3.   Exhibits:

         99.1  Certification  Pursuant  to  18
         U.S.C.   Section   1350,  as  adopted
         pursuant   to  Section   906  of  the
         Sarbanes-Oxley Act of 2002.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated May 30, 2003 on page 16 and based on the reports of other auditors, we have also audited supporting Schedule I for the 2002, 2001 and 2000 Fiscal Years and Schedule III at March 15, 2003. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

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

New York, New York
May 30, 2003

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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                                 By: RELATED CREDIT PROPERTIES L.P.,
                                     a General Partner


                                     By:  Related Credit Properties Inc.,
                                          its General Partner


Date:  June 17, 2003
                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive and
                                              Financial Officer)


                                 By: LIBERTY ASSOCIATES III, L.P.,
                                     a General Partner


                                     By:  Related Credit Properties L.P.,
                                          its General Partner


                                          By: Related Credit Properties Inc.,
                                              its General Partner


Date:  June 17, 2003
                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                              Alan P. Hirmes
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive and
                                              Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   Signature                            Title                          Date
------------------      ---------------------------------------    -------------

                        President and Chief
                        Executive Officer, (principal
                        executive and financial officer)
                        of Related Credit Properties Inc.,
                        general partner of Related Credit
                        Properties L.P. (a General Partner of
/s/ Alan P. Hirmes      Registrant) which is also the general
------------------      partner of Liberty Associates III, L.P.
Alan P. Hirmes          (a General Partner of Registrant)          June 17, 2003




                        Treasurer (principal accounting
                        officer) of Related Credit
                        Properties Inc., general partner of
                        Related Credit Properties L.P.
                        (a General Partner of Registrant)
/s/ Glenn F. Hopps      which is also the general partner of
------------------      Liberty Associates III, L.P.
Glenn F. Hopps          (a General Partner of Registrant)          June 17, 2003




                        Director of Related Credit
                        Properties Inc., a general partner of
                        Related Credit Properties L.P.
                        (a General Partner of Registrant)
/s/ Stephen M. Ross      which is also the general partner of
-------------------     Liberty Associates III, L.P.
Stephen M. Ross         (a General Partner of Registrant)          June 17, 2003

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K/A for the period ending March 15, 2003 of the Partnership;

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




                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              Principal Executive Officer and
                                              Principal Financial Officer
                                              June 17, 2003

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-K/A for the period ending March 15, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     June 17, 2003