Form 10-Q
period 2003-06-15
LIBERTY TAX CREDIT PLUS LP
filed 2003-07-09
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended June 15, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934



                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               13-3446500
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                         ---    ---

                         PART I - Financial Information

Item 1. Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                               =============      =============
                                                 June 15,           March 15,
                                                   2003               2003
                                               -------------      -------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $107,018,374 and $118,952,648
  respectively                                 $ 116,391,636      $ 133,543,024
Property and equipment -
  held for sale, net of accumulated
  depreciation of $11,101,343 and $0              11,805,319                  0
Cash and cash equivalents                          5,442,384          6,067,262
Cash held in escrow                               13,796,000         13,328,404
Accounts receivable - tenants                        637,004            780,278
Deferred costs - net of accumulated
  amortization of $3,585,962
  and $3,419,798, respectively                     3,084,436          3,250,600
Other assets                                       1,398,614          1,583,913
                                               -------------      -------------
Total assets                                   $ 152,555,393      $ 158,553,481
                                               =============      =============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                               =============      =============
                                                 June 15,           March 15,
                                                   2003               2003
                                               -------------      -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                       $ 142,885,567      $ 147,794,611
  Accounts payable and other
   liabilities                                    12,983,000         12,746,386
  Due to local general partners and
   affiliates                                     16,194,082         16,794,330
  Due to general partners and
   affiliates                                      7,808,077          7,727,769
  Due to selling partners                          1,303,680          1,303,680
                                               -------------      -------------
Total liabilities                                181,174,406        186,366,776
                                               -------------      -------------


Minority interest                                  1,499,233          1,743,507
                                               -------------      -------------

Commitments and contingencies
  (Note 4)

Partners' deficit:
  Limited partners (15,987.5 BACs
   issued and outstanding)                       (29,087,220)       (28,531,390)
  General partners                                (1,031,026)        (1,025,412)
                                               -------------      -------------
Total partners' deficit                          (30,118,246)       (29,556,802)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $ 152,555,393      $ 158,553,481
                                               =============      =============


See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 ==============================
                                                       Three Months Ended
                                                            June 15,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------------------------
Revenues
Rental income                                    $  8,394,143      $  8,967,937
Other                                                 318,448           296,595
Gain on sale of properties (Note 3)                 1,285,639                 0
                                                 ------------      ------------
                                                    9,998,230         9,264,532
                                                 ------------      ------------
Expenses
General and administrative                          1,448,792         1,473,896
General and administrative-
  related parties (Note 2)                            640,705           659,718
Repairs and maintenance                             1,670,458         1,653,987
Operating and other                                 1,470,087         1,358,178
Taxes                                                 361,116           379,112
Insurance                                             463,593           367,723
Financial                                           2,641,742         3,103,880
Depreciation and amortization                       2,093,887         2,317,804
                                                 ------------      ------------

Total expenses                                     10,790,380        11,314,298
                                                 ------------      ------------

Loss before minority
  interest                                           (792,150)       (2,049,766)

Minority interest in loss of
  subsidiaries                                        230,706           128,929
                                                 ------------      ------------

Net loss                                         $   (561,444)     $ (1,920,837)
                                                 ============      ============

Net loss-limited partners                        $   (555,830)     $ (1,901,629)
                                                 ============      ============

Number of BACs outstanding                           15,987.5          15,987.5
                                                 ============      ============

Net loss per BAC                                 $     (34.77)     $    (118.94)
                                                 ============      ============

See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                             ==================================================
                                                  Limited            General
                                Total             Partners           Partners
                             --------------------------------------------------
Partners'
  deficit -
  March 16, 2003             $(29,556,802)      $(28,531,390)      $ (1,025,412)

Net loss                         (561,444)          (555,830)            (5,614)
                             ------------       ------------       ------------

Partners'
  deficit -
  June 15, 2003              $(30,118,246)      $(29,087,220)      $ (1,031,026)
                             ============       ============       ============


See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                 ==============================
                                                       Three Months Ended
                                                            June 15,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------------------------
Net loss                                         $   (561,444)     $ (1,920,837)

Adjustments to reconcile net loss
  to net cash  provided by
  (used in) operating activities:

Gain on sale of properties (Note 3)                (1,285,639)                0
Depreciation and amortization                       2,093,887         2,317,804
Minority interest in loss of
  subsidiaries                                       (230,706)         (128,929)
Decrease in accounts
  receivable-tenants                                  143,274           104,220
Decrease (increase) in other assets                   185,299          (255,058)
Increase in accounts payable and
  other liabilities                                   267,021           444,871
Increase in due to general partners
  and affiliates                                      107,808           228,026
Decrease (increase) in cash held
  in escrow                                           198,829          (805,659)
                                                 ------------      ------------

Net cash provided by (used in)
  operating activities                                918,329           (15,562)
                                                 ------------      ------------

Cash flows from investing activities:

Proceeds from sales                                   764,997                 0
(Increase) decrease in cash held in
  escrow                                             (666,425)          945,252
Improvements to property and
  equipment                                          (346,922)         (811,715)
                                                 ------------      ------------

Net cash (used in) provided by
   investing activities                              (248,350)          133,537
                                                 ------------      ------------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                 ==============================
                                                       Three Months Ended
                                                            June 15,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------------------------
Cash flows from financing activities:

Increase in deferred costs                                  0          (236,711)
Proceeds from mortgage notes                                0        11,500,000
Repayments of mortgage notes                       (1,151,301)      (11,149,878)
Increase in due to local general
  partners and affiliates                             736,776            85,912
Decrease in due to local general
  partners and affiliates                            (866,764)         (837,747)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (13,568)          (23,710)
                                                 ------------      ------------

Net cash used in
  financing activities                             (1,294,857)         (662,134)
                                                 ------------      ------------

Net decrease in cash and cash
  equivalents                                        (624,878)         (544,159)

Cash and cash equivalents at
  beginning of period                               6,067,262         6,379,655
                                                 ------------      ------------

Cash and cash equivalents at
  end of period                                  $  5,442,384      $  5,835,496
                                                 ============      ============


Supplemental disclosures of noncash
  investing and financing activities:

Increase in property and equipment -
  held for sale reclassified from
  property and equipment                         $ 11,805,319      $  9,682,316

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                 ==============================
                                                       Three Months Ended
                                                            June 15,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------------------------
Summarized below are the components
  of the gain on sale of properties:

Decrease in property and
  equipment, net of accumulated                     3,734,861                 0
Decrease in mortgage notes payable                 (3,757,743)                0
Decrease in due to general partner
  and affiliates                                      (27,500)                0
Decrease in due to local general
  partner and affiliates:                            (470,260)                0



See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2003
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 30 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership") in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "local general partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 2003, the results of operations and cash flows for the three months ended June 15, 2003 and 2002. However, the operating results for the three months ended June 15, 2003 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2003
                                   (Unaudited)

with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2003.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregate $0 and $73,000 for the three months ended June 15, 2003 and 2002, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2003
                                   (Unaudited)

The costs incurred to related parties for the three months ended June 15, 2003 and 2002 were as follows:

                                                            Three Months Ended
                                                                  June 15,
                                                           ---------------------
                                                             2003         2002
                                                           ---------------------
Partnership management fees (a)                            $269,250     $284,500
Expense reimbursement (b)                                    23,767       23,612
Property management fees incurred to
  affiliates of the General Partners (c)                    306,247      305,421
Local administrative fee (d)                                 14,000       16,000
                                                           --------     --------

Total general and administrative
  General Partners                                          613,264      629,533
                                                           --------     --------

Property management fees incurred to
  affiliates of the local general partners (c)               27,441       30,185
                                                           --------     --------

Total general and administrative-related
  parties                                                  $640,705     $659,718
                                                           ========     ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,295,000 and $7,151,000 were accrued and unpaid as of June 15, 2003 and March 15, 2003, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2003
                                   (Unaudited)

partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $31,000 and $61,000 were accrued and unpaid as of June 15, 2003 and March 15, 2003, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $455,660 and $488,728 for the three months ended June 15, 2003 and 2002, respectively. Of these fees, $306,247 and $305,421 were incurred to affiliates of the local general partners. In addition, $27,441 and $30,185 were incurred to affiliates of the General Partners.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3  - Sale of Properties

On May 19, 2003, the property and the related assets and liabilities of Silver Blue Apartments, LTD., ("Silver Blue") were sold to an unaffiliated third party for a purchase price of $3,500,000 resulting in a gain of approximately $1,103,000 which will be recognized in the September 15, 2003 10-Q.

On January 23, 2003, the property and the related assets and liabilities of Ludlam Gardens Apartments, LTD. ("Ludlam") were sold to an unaffiliated third party for a purchase price of $3,900,000 resulting in a gain of approximately $959,000.

On January 16, 2003, the property and the related assets and liabilities of Dixie Apartment Associates, LTD. ("Dixie") were sold to an unaffiliated third

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2003
                                   (Unaudited)

party for a purchase price of $1,300,000 resulting in a gain of approximately $327,000.

On May 31, 2002, the Partnership sold its limited partnership interest in Apple Creek Housing Associates, Ltd. to an unaffiliated third party purchaser for $200,000 resulting in a gain of approximately $6,763,000.


Note 4 - Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 15, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. As of June 15, 2003, the properties and the related assets and liabilities of three Local Partnerships and the limited partnership interest in one Local Partnership were sold. For a discussion of the sale of the Local Partnerships, see Note 3 to the financial statements.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet obligations of the Partnership. During the three months ended June 15, 2003 and 2002, such distributions amounted to approximately $29,000 and $231,000, respectively. In addition, partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,326,000 and $7,212,000 were accrued and unpaid as of June 15, 2003 and March 15, 2003, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

For the three months ended June 15, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $625,000. This decrease is attributable to improvements to property and equipment ($347,000), principal repayment of mortgage notes ($1,151,000), an increase in cash held in escrow relating to investing activities ($666,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($14,000) and a net decrease in due to local general partners and affiliates relating to financing activities ($130,000) which exceeded net cash provided by operating activities ($918,000) and proceeds from sales ($765,000). Included in adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization of approximately ($2,094,000) and gain on sale of properties is ($1,286,000).

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not identified any variable interest entities that were created after January 31, 2003 and is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements.

Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended June 15, 2003 and 2002, excluding gain on sale of properties, insurance, operating and capital events with respect to Ludlam and Dixie, which sold their respective properties and the related assets and liabilities and Apple Creek, in which the Partnership sold its limited partnership interest (the "Sold Assets"). The results of operations for the three months ended June, 2003 and 2002 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased approximately 7% for the three months ended June 15, 2003 as compared to the corresponding periods in 2002. Excluding the Sold

Assets, rental income decreased approximately 1%, primarily due to a decrease in occupancy at two Local Partnerships.

Total expenses, excluding the Sold Assets, insurance and operating, remained fairly consistent with a decrease of approximately 1% for the three months ended June 15, 2003 as compared to the corresponding period in 2002.

Insurance increased approximately $96,000 for the three months ended June 15, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, insurance increased approximately $83,000, primarily due to an increase in insurance premiums at the Local Partnerships.

Operating increased approximately $112,000 for the three months ended June 15, 2003 as compared to the corresponding period in 2002. Excluding the Sold Assets, operating increased approximately $139,000 primarily due to an increase in gas prices at the Local Partnerships.

Financial decreased approximately $462,000 for the three months ended June 15, 2003, as compared to the corresponding period in 2002, primarily due to decreases relating to the sold assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., each of which is a general partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending June 15, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of June 15, 2003 (the "Evaluation Date").

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                  (Registrant)

                    By: RELATED CREDIT PROPERTIES L.P.,
                        a General Partner

                        By: Related Credit Properties Inc.,
                            its General Partner

Date: July 9, 2003
                            By: /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes,
                                President and Chief Executive
                                Officer
                                (Principal Executive and Financial
                                Officer)

Date: July 9, 2003
                            By: /s/ Glenn F. Hopps
                                ------------------
                                Glenn F. Hopps,
                                Treasurer
                                (Principal Accounting Officer)

                    By: LIBERTY ASSOCIATES III, L.P.,
                        a General Partner

                        By: Related Credit Properties L.P.,
                            its General Partner

                            By: Related Credit Properties Inc.,
                                its General Partner

Date: July 9, 2003
                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive and
                                    Financial Officer)

Date: July 9, 2003
                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (Principal Accounting
                                    Officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 15, 2003 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

         b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 15, 2003 (the "Evaluation Date"); and

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




                            By: /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes
                                Principal Executive Officer and
                                Principal Financial Officer
                                July 9, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 15, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal  Executive Officer and Principal  Financial Officer
     July 9, 2003