Form 10-Q
period 2003-09-15
LIBERTY TAX CREDIT PLUS LP
filed 2003-10-23
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY  REPORT  PURSUANT TO  SECTION 13  OR  15(d) OF  THE  SECURITIES
-----  EXCHANGE ACT OF 1934



For the quarterly period ended September 15, 2003

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                             13-3446500
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                              10022
--------------------------------------                       -------------------
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
                                   (Unaudited)


                                                  ==============  ==============
                                                   September 15,     March 15,
                                                       2003            2003
                                                  --------------  --------------

ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $108,928,677 and $118,952,648
  respectively                                    $ 114,820,660   $ 133,543,024
Property and equipment -
  held for sale, net of accumulated
  depreciation of  $8,460,371 and $0                  8,952,525               0
Cash and cash equivalents                             5,210,987       6,067,262
Cash held in escrow                                  13,355,461      13,328,404
Accounts receivable - tenants                           672,436         780,278
Deferred costs - net of accumulated
  amortization of $3,417,033
  and $3,419,798, respectively                        2,860,452       3,250,600
Other assets                                          1,780,232       1,583,913
                                                  -------------   -------------
Total assets                                      $ 147,652,753   $ 158,553,481
                                                  ==============  =============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)


                                                  ==============  ==============
                                                   September 15,     March 15,
                                                       2003            2003
                                                  --------------  --------------

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                          $  139,742,541  $ 147,794,611
  Accounts payable and other
   liabilities                                        13,307,734     12,746,386
  Due to local general partners and
   affiliates                                         15,612,128     16,794,330
  Due to general partners and
   affiliates                                          8,056,316      7,727,769
  Due to selling partners                              1,183,680      1,303,680
                                                  --------------  -------------
Total liabilities                                    177,902,399    186,366,776
                                                  --------------  -------------


Minority interest                                      1,446,976      1,743,507
                                                  --------------  -------------

Commitments and contingencies
  (Note 4)

Partners' deficit:
  Limited partners (15,987.5 BACs
   issued and outstanding)                           (30,649,812)   (28,531,390)
  General partners                                    (1,046,810)    (1,025,412)
                                                  --------------  -------------
Total partners' deficit                              (31,696,622)   (29,556,802)
                                                  --------------  -------------
Total liabilities and partners'
  deficit                                           $147,652,753  $ 158,553,481
                                                  ==============  =============


See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (continued)
                                   (Unaudited)


                          =========================   ==========================
                              Three Months Ended           Six Months Ended
                                 September 15,               September 15,
                          -------------------------   --------------------------
                             2003          2002*          2003          2002*
                          -------------------------   --------------------------
Revenues
Rental income             $ 8,390,022   $ 8,940,959   $16,784,165   $17,908,896
Other                         337,544       332,778       655,992       679,169
Gain on sale of
  properties (Note 3)         522,560     6,585,801     1,808,199     6,585,801
                          -----------   -----------   -----------   -----------

                            9,250,126    15,859,538    19,248,356    25,173,866
                          -----------   -----------   -----------   -----------
Expenses
General and
  administrative            1,676,753     1,434,047     3,125,545     2,907,943
General and
  administrative-
  related parties
  (Note 2)                    658,731       681,702     1,299,436     1,341,420
Repairs and
  maintenance               1,848,639     1,737,365     3,519,097     3,391,352
Operating and other         1,301,745     1,055,863     2,771,832     2,414,041
Taxes                         379,577       419,747       740,693       798,859
Insurance                     447,290       367,458       910,883       735,181
Financial                   2,610,281     3,016,496     5,252,023     6,170,172
Depreciation and
amortization                2,138,802     2,028,345     4,232,689     4,346,149
                          -----------   -----------   -----------   -----------

Total expenses             11,061,818    10,741,023    21,852,198    22,105,117
                          -----------   -----------   -----------   -----------

(Loss) income before
  minority interest        (1,811,692)    5,118,515    (2,603,842)    3,068,749

Minority interest
  in loss of
  subsidiaries                233,316       179,148       464,022       308,077
                          -----------   -----------   -----------   -----------

Net (loss) income         $(1,578,376)  $ 5,297,663   $(2,139,820)  $ 3,376,826
                          ===========   ===========   ===========   ===========

Net (loss) income -
  limited partners        $(1,562,592)  $ 5,244,686   $(2,118,422)  $ 3,343,058
                          ===========   ===========   ===========   ===========

Number of BACs
  outstanding                15,987.5      15,987.5      15,987.5      15,987.5
                          ===========   ===========   ===========   ===========

Net (loss) income
per BAC                   $    (97.73)  $    328.05   $   (132.50)  $    209.10
                          ===========   ===========   ===========   ===========


*  Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)




                             =================================================
                                                   Limited           General
                                  Total            Partners          Partners
                             -------------------------------------------------
Partners'
  deficit -
  March 16, 2003             $(29,556,802)      $(28,531,390)    $  (1,025,412)

Net loss                       (2,139,820)        (2,118,422)          (21,398)
                             ------------       ------------     -------------

Partners'
  deficit -
September 15, 2003           $(31,696,622)      $(30,649,812)    $  (1,046,810)
                             ============       ============     =============


See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                  =============================
                                                        Six Months Ended
                                                           September 15,
                                                  -----------------------------
                                                     2003              2002
                                                  -----------------------------

Cash flows from operating
  activities:

Net (loss) income                                  $(2,139,820)     $ 3,376,826
Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
Gain on sale of properties (Note 3)                 (1,808,199)      (6,585,801)
Depreciation and amortization                        4,232,689        4,346,149
Minority interest in loss of
  subsidiaries                                        (464,022)        (308,077)
Decrease in accounts
  receivable-tenants                                   107,842          135,214
Increase in other assets                              (196,319)        (246,415)
Increase in accounts payable and
  other liabilities                                  1,114,998           13,202
Increase in due to general partners
  and affiliates                                       373,547          427,133
Decrease (increase) in cash held
  in escrow                                              5,068         (910,097)
                                                   -----------       ----------

Net cash provided by operating
  activities                                         1,225,784          248,134
                                                   -----------       ----------

Cash flows from investing activities:
Proceeds from sale of properties                       504,984          200,000
(Increase) decrease in cash held
  in escrow                                            (32,125)       1,954,605
Improvements to property and
  equipment                                           (638,555)      (1,612,440)
                                                   -----------       ----------

Net cash (used in) provided by
  investing activities                                (165,696)         542,165
                                                   -----------       ----------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                  =============================
                                                        Six Months Ended
                                                           September 15,
                                                  -----------------------------
                                                     2003              2002
                                                  -----------------------------

Cash flows from financing activities:
Increase in deferred costs                                   0         (217,100)
Proceeds from mortgage notes                                 0       11,500,000
Repayments of mortgage notes                        (1,794,327)     (12,161,299)
Increase in due to local general
  partners and affiliates                              505,636          180,583
Decrease in due to local general
  partners and affiliates                             (795,163)        (708,627)
Increase (decrease) in capitalization
  of consolidated subsidiaries
  attributable to minority interest                    167,491         (101,710)
                                                   -----------      -----------

Net cash used in
  financing activities                              (1,916,363)      (1,508,153)
                                                   -----------      -----------

Net decrease in cash and cash
  equivalents                                         (856,275)        (717,854)

Cash and cash equivalents at
  beginning of period                                6,067,262        6,379,655
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 5,210,987      $ 5,661,801
                                                  ============      ===========

Supplemental disclosures of noncash activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                           $ 8,952,525      $         0


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                  =============================
                                                        Six Months Ended
                                                           September 15,
                                                  -----------------------------
                                                     2003              2002
                                                  -----------------------------

Summarized below are the components of the gain on
  sale of properties:
Decrease in property and
  equipment, net of accumulated
  depreciation                                     $ 6,565,853      $ 6,081,229
Decrease in mortgage escrow
  deposits                                                   0          313,741
Decrease in prepaid expenses
  and other assets                                           0           18,876
Decrease in accounts receivable                              0            3,990
Decrease in deferred costs                                   0          188,591
Decrease in mortgage notes payable                  (6,377,743)     (12,801,444)
Decrease in accounts payable,
  accrued expenses and other
  liabilities                                         (553,650)         152,804
Decrease in due to general partners
  and affiliates                                       (45,000)          37,980
Decrease in due to local general
  partner and affiliates                              (892,675)               0


See Accompanying Notes to Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2003
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the six months ended September 30, 2003 and 2002, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 30 and 31 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "local general partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 2003, the results of operations for the three and six months ended September 15, 2003 and 2002 and cash flows for the six months ended September 15, 2003 and 2002. However, the operating results and cash flows for the six months ended September 15, 2003 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2003
                                   (Unaudited)
                                  (continued)

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregate approximately $125,000 and $0 and $125,000 and $0 for the three and six months ended September 15, 2003 and 2002, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2003
                                   (Unaudited)
                                   (continued)


The costs incurred to related parties for the three and six months ended September 15, 2003 and 2002 were as follows:


                                  Three Months Ended        Six Months Ended
                                     September 15,            September 15,
                                 ---------------------    ----------------------
                                   2003        2002          2003        2002
                                 ---------------------    ----------------------
Partnership manage-
  ment fees (a)                  $ 269,250  $  284,500   $ 538,500   $  569,000
Expense reimburse-
  ment (b)                          58,382      41,319      82,149       64,931
Property management
  fees incurred to af-
  filiates of the Gen-
  eral Partners (c)                 27,441      30,186      54,882       60,371
Local administrative
  fee (d)                           14,000      16,000      28,000       32,000
                                 ---------   ---------   ---------    ---------
Total general and
  administrative-
General Partners                   369,073     372,005     703,531      726,302
                                 ---------   ---------   ----------   ---------
Property manage-
  ment fees
  incurred to affili-
  ates of the local
  general partners (c)             289,658     309,697     595,905      615,118
                                 ---------   ---------   ---------    ---------

Total general and
  administrative-
  related parties                $ 658,731  $  681,702   $1,299,436  $1,341,420
                                 =========  ==========   ==========  ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,502,000 and $7,151,000 were accrued and unpaid as of September 15, 2003 and March 15, 2003, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2003
                                   (Unaudited)
                                   (continued)


(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $89,000 and $61,000 were accrued and unpaid as of September 15, 2003 and March 15, 2003, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $463,847 and $495,524 and $919,507 and $984,252 for the three and six months ended September 15, 2003 and 2002, respectively. Of these fees, $289,658 and $309,697 and $595,905 and $615,118 were incurred to affiliates of the local general partners. In addition, $27,441 and $30,186 and $54,882 and $60,371 were incurred to affiliates of the General Partners.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3  - Sale of Properties

On May 19, 2003, the property and the related assets and liabilities of Silver Blue Apartments, LTD., ("Silver Blue") were sold to an unaffiliated third party for a purchase price of $3,500,000 resulting a gain of approximately $523,000. The sale resulted in the liquidation of Silver Blue.

On January 23, 2003, the property and the related assets and liabilities of Ludlam Gardens Apartments, LTD. ("Ludlam") were sold to an unaffiliated third

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2003
                                   (Unaudited)
                                   (continued)


party for a purchase price of $3,900,000 resulting a gain of approximately $959,000. The sale resulted in the liquidation of Ludlam.

On January 16, 2003, the property and the related assets and liabilities of Dixie Apartment Associates, LTD. ("Dixie") were sold to an unaffiliated third party for a purchase price of $1,300,000 resulting a gain of approximately $327,000. The sale resulted in the liquidation of Dixie.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. As of September 15, 2003, the properties and the related assets and liabilities of three Local Partnerships and the limited partnership interest in one Local Partnership were sold. For a discussion of the sale of the Local Partnerships, see Note 3 to the financial statements.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet obligations of the Partnership. During the six months ended September 15, 2003 and 2002, such distributions amounted to approximately $78,000 and $248,000, respectively. In addition, partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,591,000 and $7,212,000 were accrued and unpaid as of September 15, 2003 and March 15, 2003, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

For the six months ended September 15, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $856,000. This decrease is attributable to improvements to property and equipment ($639,000), principal repayment of mortgage notes ($1,794,000), an increase in cash held in escrow relating to investing activities ($32,000) and a net decrease in due to local general partners and affiliates relating to financing activities ($290,000) which exceeded net cash provided by operating activities ($1,226,000), an increase in capitalization of consolidated subsidiaries attributable to minority interest ($167,000) and proceeds from sales of properties ($505,000). Included in adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately ($4,233,000) and gain on sale of properties of ($1,808,000).

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. For the six months ended September 15, 2003, the Partnership has recorded property and equipment of $8,952,525 as held for sale.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 does not have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended September 15, 2003 and 2002, excluding gain on sale of properties, general and administrative, repairs and maintenance, operating, insurance and capital events with respect to Ludlam, Dixie and Silver Blue, which sold their respective properties and the related assets and liabilities and Apple Creek, in which the Partnership sold its limited partnership interest (the "Sold Assets"). The results of operations for the three and six months ended September 15, 2003 and 2002 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased approximately 6% for both the three and six months ended September 15, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, rental income remained fairly consistent for the three and six months ended September 15, 2003 and 2002.

General and administrative increased approximately $243,000 and $218,000 for the three and six months ended September 15, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, general and administrative increased approximately $270,000 and $287,000, primarily due to an increase in salaries relating to an increase in personnel and an increase in professional fees at one local partnership and increases in miscellaneous administrative costs at four other local partnerships.

Repairs and maintenance increased approximately $111,000 and $128,000 for the three and six months ended September 15, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, repairs and maintenance increased approximately $241,000 and $322,000, primarily due to an increase in maintenance contracts and protection contracts at three local partnerships and the rehabilitation of apartments at a fourth local partnership.

Operating increased approximately $246,000 and $358,000 for the three and six months ended September 15, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, operating increased approximately $254,000 and $390,000, primarily due to an increase in gas prices at the Local Partnerships.

Insurance increased approximately $80,000 and $176,000 for the three and six months ended September 15, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, insurance increased approximately $100,000 and $170,000, primarily due to an increase in insurance premiums at the Local Partnerships.

Financial decreased approximately $406,000 and $918,000 for the three and six months ended September 15, 2003, as compared to the corresponding periods in 2002, primarily due to decreases relating to the Sold Assets.

Gains on sale of properties will continue to fluctuate as a result of the disposition of properties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Principal Executive Officer and Principal Financial Officer of Related Credit Properties, L.P. and Liberty Associates III, L.P., each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 15, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended September 15, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

           31.1  Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

           32.1 Certification  Pursuant to Rule  13a-14(b) or Rule 15d-14(b) and
Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                              By: RELATED CREDIT PROPERTIES L.P.,
                                  a General Partner

                                  By: Related Credit Properties Inc.,
                                      its General Partner

Date: October 23, 2003
                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes,
                                          President and Chief Executive Officer
                                          (Principal Executive and Financial
                                          Officer)

Date: October 23, 2003
                                      By: /s/ Glenn F. Hopps
                                          ------------------
                                          Glenn F. Hopps,
                                          Treasurer
                                          (Principal Accounting Officer)

                              By: LIBERTY ASSOCIATES III, L.P.,
                                  a General Partner

                                  By: Related Credit Properties L.P.,
                                      its General Partner

                                      By: Related Credit Properties Inc.,
                                          its General Partner

Date: October 23, 2003
                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes,
                                          President and Chief Executive Officer
                                          (Principal Executive and Financial
                                          Officer)

Date: October 23, 2003
                                      By: /s/ Glenn F. Hopps
                                          ------------------
                                          Glenn F. Hopps,
                                          Treasurer
                                          (Principal Accounting
                                          Officer)

                                                                   Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

          1. I have reviewed this quarterly report on Form 10-Q for the period ending September 15, 2003 of the Partnership;

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

          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

               b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

               c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

               d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 15, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

          5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

               a) all significant deficiencies and material weakness in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.




                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes
                                          Principal Executive Officer and
                                          Principal Financial Officer
                                          October 23, 2003

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 15, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     October 23, 2003