Form 10-Q
period 2003-12-15
LIBERTY TAX CREDIT PLUS LP
filed 2004-01-20
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934



For the quarterly period ended December 15, 2003

                                       OR

          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934



                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             13-3446500
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

                         PART I - Financial Information

Item 1.  Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                               =============      =============
                                                December 15,        March 15,
                                                    2003               2003
                                               -------------      -------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $110,805,524 and $118,952,648
  respectively                                 $ 113,081,777      $ 133,543,024
Property and equipment -
  held for sale, net of accumulated
  depreciation of $8,460,371 and $0                8,952,525                  0
Cash and cash equivalents                          5,004,559          6,067,262
Cash held in escrow                               13,482,707         13,328,404
Accounts receivable - tenants                        719,309            780,278
Deferred costs - net of accumulated
  amortization of $3,475,789
  and $3,419,798, respectively                     2,801,696          3,250,600
Other assets                                       1,603,662          1,583,913
                                               -------------      -------------
Total assets                                   $ 145,646,235      $ 158,553,481
                                               =============      =============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                               =============      =============
                                                December 15,        March 15,
                                                    2003               2003
                                               -------------      -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                       $ 139,064,547      $ 147,794,611
  Accounts payable and other
   liabilities                                    14,249,791         12,746,386
  Due to local general partners and
   affiliates                                     15,499,840         16,794,330
  Due to general partners and
   affiliates                                      8,218,930          7,727,769
  Due to selling partners                          1,183,680          1,303,680
                                               -------------      -------------
Total liabilities                                178,216,788        186,366,776
                                               -------------      -------------


Minority interest                                  1,326,645          1,743,507
                                               -------------      -------------

Commitments and contingencies
  (Note 4)

Partners' deficit:
  Limited partners (15,987.5 BACs
   issued and outstanding)                       (32,828,382)       (28,531,390)
  General partners                                (1,068,816)        (1,025,412)
                                               -------------      -------------
Total partners' deficit                          (33,897,198)       (29,556,802)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $ 145,646,235      $ 158,553,481
                                               =============      =============


          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                        ============================    ============================
                             Three Months Ended              Nine Months Ended
                                 December 15,                    December 15,
                        ----------------------------    ----------------------------
                            2003            2002*           2003            2002*
                        ----------------------------    ----------------------------
Revenues

Rental income           $  8,157,320    $  8,419,178    $ 24,941,485    $ 26,328,074
Other                        387,307         314,267       1,043,299         993,436
Gain on sale of
  properties (Note 3)              0               0       1,808,199       6,585,801
                        ------------    ------------    ------------    ------------

                           8,544,627       8,733,445      27,792,983      33,907,311
                        ------------    ------------    ------------    ------------
Expenses
General and
  administrative           1,431,986       1,436,963       4,557,531       4,344,906
General and
  administrative-
  related parties
  (Note 2)                   660,889         669,776       1,960,325       2,011,196
Repairs and
  maintenance              2,062,051       1,724,332       5,581,148       5,115,684
Operating and
  other                      978,247         925,180       3,750,079       3,339,221
Taxes                        509,609         499,450       1,250,302       1,298,309
Insurance                    442,456         421,628       1,353,339       1,156,809
Financial                  2,732,380       2,899,715       7,984,403       9,069,887
Depreciation and
  amortization             1,935,603       2,414,562       6,168,292       6,760,711
                        ------------    ------------    ------------    ------------

Total expenses            10,753,221      10,991,606      32,605,419      33,096,723
                        ------------    ------------    ------------    ------------

(Loss) income before
  minority
  interest                (2,208,594)     (2,258,161)     (4,812,436)        810,588

Minority interest
  in loss of
  subsidiaries                 8,018         113,124         472,040         421,201
                        ------------    ------------    ------------    ------------

Net (loss) income       $ (2,200,576)   $ (2,145,037)   $ (4,340,396)   $  1,231,789
                        ============    ============    ============    ============

Net (loss) income
-limited partners       $ (2,178,570)   $ (2,123,587)   $ (4,296,992)   $  1,219,471
                        ============    ============    ============    ============

Number of BACs
  outstanding               15,987.5        15,987.5        15,987.5        15,987.5
                        ============    ============    ============    ============

Net (loss) income
  per BAC               $    (136.27)   $    (132.82)   $    (268.77)   $      76.28
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                      ============================================
                                        Limited         General
                          Total         Partners        Partners
                      --------------------------------------------
Partners'
  deficit -
  March 16, 2003      $(29,556,802)   $(28,531,390)   $ (1,025,412)

Net loss                (4,340,396)     (4,296,992)        (43,404)
                      ------------    ------------    ------------

Partners'
  deficit -
  December 15, 2003   $(33,897,198)   $(32,828,382)   $ (1,068,816)
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   =============================
                                                         Nine Months Ended
                                                            December 15,
                                                   -----------------------------
                                                       2003             2002
                                                   -----------------------------
Cash flows from
  operating activities:

Net (loss) income                                  $ (4,340,396)   $  1,231,789
Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
Gain on sale of properties (Note 3)                  (1,808,199)     (6,585,801)
Depreciation and amortization                         6,168,292       6,760,711
Minority interest in loss of
  subsidiaries                                         (472,040)       (421,201)
Decrease in accounts
  receivable-tenants                                     60,969          88,292
Increase in other assets                                (19,749)       (370,245)
Increase in accounts payable and
  other liabilities                                   2,057,055         833,355
Increase in due to general partners
  and affiliates                                        536,161         718,508
Decrease (increase) in cash held in
  escrow                                                 63,754        (995,264)
                                                   ------------    ------------

Net cash provided by operating
  activities                                          2,245,847       1,260,144
                                                   ------------    ------------

Cash flows from investing activities:

Proceeds from sale of properties                        504,984         200,000
(Increase) decrease in cash held
  in escrow                                            (218,057)      1,249,986
Improvements to property and
  equipment                                            (776,519)     (2,724,451)
                                                   ------------    ------------

Net cash used in investing
  activities                                           (489,592)     (1,274,465)
                                                   ------------    ------------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   =============================
                                                         Nine Months Ended
                                                            December 15,
                                                   -----------------------------
                                                       2003             2002
                                                   -----------------------------
Cash flows from financing activities:

Increase in deferred costs                                    0        (345,301)
Proceeds from mortgage notes                                  0      18,059,376
Repayments of mortgage notes                         (2,472,321)    (18,220,159)
Decrease in due to selling partner                            0         (30,000)
Increase in due to local general
  partners and affiliates                               739,428         381,193
Decrease in due to local general
  partners and affiliates                            (1,141,243)       (728,813)
Increase (decrease) in capitalization of
  consolidated subsidiaries
  attributable to minority interest                      55,178        (101,710)
                                                   ------------    ------------

Net cash used in financing activities                (2,818,958)       (985,414)
                                                   ------------    ------------

Net decrease in cash and cash
  equivalents                                        (1,062,703)       (999,735)

Cash and cash equivalents at
  beginning of period                                 6,067,262       6,379,655
                                                   ------------    ------------

Cash and cash equivalents at
  end of period                                    $  5,004,559    $  5,379,920
                                                   ============    ============

Supplemental disclosures of noncash activities:
Increase in property and equipment-
  held for sale reclassified from
  property and equipment                           $  8,952,525    $  3,734,297

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   =============================
                                                         Nine Months Ended
                                                            December 15,
                                                   -----------------------------
                                                       2003             2002
                                                   -----------------------------
Summarized below are the
  components of the gain on sale
  of properties:
Decrease in property and
  equipment, net of accumulated
  depreciation                                     $  6,565,853    $  6,081,229
Decrease in mortgage escrow
  deposits                                                    0         313,741
Decrease in prepaid expenses
  and other assets                                            0          18,876
Decrease in accounts receivable                               0           3,990
Decrease in deferred costs                                    0         188,591
Decrease in mortgage notes payable                   (6,377,743)    (12,801,444)
Decrease in accounts payable,
  accrued expenses and other
  liabilities                                          (553,650)       (152,804)
Decrease in due to general partners
  and affiliates                                        (45,000)        (37,980)
Decrease in due to local general
  partner and affiliates                               (892,675)              0


          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2003
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended December 15, 2003 and 2002, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 30 and 31 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "local general partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 15, 2003, the results of operations for the three and nine months ended December 15, 2003 and 2002 and cash flows for the nine months ended December 15, 2003 and 2002. However, the operating results and cash flows for the nine months ended December 15, 2003 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2003
                                   (Unaudited)


with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2003.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregate approximately $10,000 and $0 and $10,000 and $0 for the three and nine months ended December 15, 2003 and 2002, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2003
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended December 15, 2003 and 2002 were as follows:

                                 Three Months Ended         Nine Months Ended
                                     December 15,              December 15,
                               -----------------------   -----------------------
                                  2003          2002        2003         2002
                               -----------------------   -----------------------
Partnership manage-
  ment fees (a)                $  269,250   $  284,500   $  807,750   $  853,500
Expense reimburse-
  ment (b)                         59,865       44,620      142,014      109,551
Property management
  fees incurred to af-
  filiates of the Gen-
  eral Partners (c)                27,441       30,186       82,323       90,557
Local administrative
  fee (d)                          14,000       16,000       42,000       48,000
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partners                370,556      375,306    1,074,087    1,101,608
                               ----------   ----------   ----------   ----------
Property manage-
  ment fees
  incurred to affili-
  ates of the local
  general partners (c)            290,333      294,470      886,238      909,588
                               ----------   ----------   ----------   ----------

Total general and
  administrative-
  related parties              $  660,889   $  669,776   $1,960,325   $2,011,196
                               ==========   ==========   ==========   ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2003
                                   (Unaudited)

General Partners amounting to approximately $7,708,000 and $7,151,000 were accrued and unpaid as of December 15, 2003 and March 15, 2003, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $45,000 and $61,000 were accrued and unpaid as of December 15, 2003 and March 15, 2003, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $435,229 and $455,627 and $1,354,736 and $1,439,879 for the three and nine months ended December 15, 2003 and 2002, respectively. Of these fees, $290,333 and $294,470 and $886,238 and $909,588 were incurred to affiliates of the local general partners. In addition, $27,441 and $30,186 and $82,323 and $90,557 were incurred to affiliates of the General Partners.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2003
                                   (Unaudited)

On January 23, 2003, the property and the related assets and liabilities of Ludlam Gardens Apartments, LTD. ("Ludlam") were sold to an unaffiliated third party for a purchase price of $3,900,000 resulting a gain of approximately $959,000. The sale resulted in the liquidation of Ludlam.

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


Note 4 - Commitments and Contingencies

There have been no material changes and/or additions to the disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 15, 2003, except as noted below.

Walnut Park Plaza Associates, L.P.
----------------------------------

In December 2003, Walnut Park Associates, L.P. ("Walnut Park") was in default on its mortgage. The mortgagor is pursuing a foreclosure action of the property. The owner of the subordinate bonds of Walnut Park has submitted in writing, an offer to purchase the debt held by the mortgagor plus any accrued interest and penalties due to the default. If such proposal is accepted, then the mortgagor will sell the property to the owner of the subordinate bonds in exchange for the debt and will forgo the execution of the foreclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. As of December 15, 2003, the properties and the related assets and liabilities of three Local Partnerships and the limited partnership interest in one Local Partnership were sold. For a discussion of the sale of the Local Partnerships, see Note 3 to the financial statements.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet obligations of the Partnership. During the nine months ended December 15, 2003 and 2002, such distributions amounted to approximately $115,000 and $248,000, respectively. In addition, partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,753,000 and $7,212,000 were accrued and unpaid as of December 15, 2003 and March 15, 2003, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so.

For the nine months ended December 15, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $1,063,000. This decrease is attributable to improvements to property and equipment ($777,000), principal repayment of mortgage notes ($2,472,000), an increase in cash held in escrow relating to investing activities ($218,000) and a net decrease in due to local general partners and affiliates relating to financing activities ($402,000) which exceeded net cash provided by operating activities ($2,246,000), an increase in capitalization of consolidated subsidiaries attributable to minority interest ($55,000) and proceeds from sales of properties ($505,000). Included in adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately ($6,168,000) and gain on sale of properties of ($1,808,000).

For a discussion of contingencies affecting certain Local Partnerships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of tax credits if the investment is lost before the expiration of the applicable compliance period. In December 2003, Walnut Park Associates, L.P. ("Walnut Park") was in default on it mortgage. The mortgagor is pursuing a foreclosure action of the property. The compliance period for Walnut Park has expired; thus, tax credits relating to this Local Partnership will not be subject to recapture.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. For the nine months ended December 15, 2003, the Partnership has recorded property and equipment of $8,952,525 as held for sale.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended December 15, 2003 and 2002, excluding gain on sale of properties, other income, repairs and maintenance, operating, insurance, depreciation and amortization and capital events with respect to Ludlam, Dixie and Silver Blue, which sold their respective properties and the related assets and liabilities and Apple Creek, in which the Partnership sold its limited partnership interest (the "Sold Assets"). The results of operations for the three and nine months ended December 15, 2003 and 2002 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased approximately 3% and 5% for the three and nine months ended December 15, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, rental income remained fairly consistent for the three and nine months ended December 15, 2003 and 2002.

Repairs and maintenance increased approximately $338,000 and $465,000 for the three and nine months ended December 15, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, repairs and maintenance increased approximately $375,000 and $697,000, primarily due to an increase in repair and maintenance contracts and materials and protection contracts at four Local Partnerships and the rehabilitation of apartments at a fifth Local Partnership.

Operating increased approximately $53,000 and $411,000 for the three and nine months ended December 15, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, operating increased approximately $94,000 and $484,000, primarily due to an increase in gas prices at the Local Partnerships.

Insurance increased approximately $21,000 and $197,000 for the three and nine months ended December 15, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, insurance increased approximately $43,000 and $213,000, primarily due to an increase in insurance premiums at the Local Partnerships.

Depreciation and amortization decreased approximately $479,000 and $592,000 for the three and nine months ended December 15, 2003, as compared to the corresponding periods in 2002. Excluding the Sold Assets, depreciation and amortization decreased approximately $270,000 and $206,000, primarily due to the write off of deferred costs relating to the refinancing of a loan at one Local Partnership in 2002.

Financial decreased approximately $167,000 and $1,085,000 for the three and nine months ended December 15, 2003, as compared to the corresponding periods in 2002, primarily due to decreases relating to the Sold Assets.

Gains on sale of properties will continue to fluctuate as a result of the disposition of properties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Principal Executive Officer and Principal Financial Officer of Related Credit Properties, L.P. and Liberty Associates III, L.P., each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 15, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act.

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended December 15, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                               By: RELATED CREDIT PROPERTIES L.P.,
                                   a General Partner

                                   By: Related Credit Properties Inc.,
                                       its General Partner

Date: January 20, 2004
                                       By: /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes,
                                           President and Chief Executive
                                           Officer
                                           (Principal Executive and Financial
                                           Officer)

Date: January 20, 2004
                                       By: /s/ Glenn F. Hopps
                                           ------------------
                                           Glenn F. Hopps,
                                           Treasurer
                                           (Principal Accounting Officer)

                               By: LIBERTY ASSOCIATES III, L.P.,
                                   a General Partner

                                   By: Related Credit Properties L.P.,
                                       its General Partner

                                       By: Related Credit Properties Inc.,
                                           its General Partner

Date: January 20, 2004
                                           By: /s/ Alan P. Hirmes
                                               ------------------
                                               Alan P. Hirmes,
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive and
                                               Financial Officer)

Date: January 20, 2004
                                           By: /s/ Glenn F. Hopps
                                               ------------------
                                               Glenn F. Hopps,
                                               Treasurer
                                               (Principal Accounting
                                               Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 15, 2003 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 15, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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




                                           By: /s/ Alan P. Hirmes
                                               ------------------
                                               Alan P. Hirmes
                                               Principal Executive Officer and
                                               Principal Financial Officer
                                               January 20, 2004

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending December 15, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     January 20, 2004