Form 10-K
period 2004-03-15
LIBERTY TAX CREDIT PLUS LP
filed 2004-06-09
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X    ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
-----  EXCHANGE ACT OF 1934

For the fiscal year ended March 15, 2004

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            13-3446500
----------------------------------                        ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

 625 Madison Avenue, New York, New York                               10022
-----------------------------------------                         --------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 15, 2003, was ($30,650,000), based on Limited Partner equity (deficit) as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
       None

                                     PART I

Item 1.  Business.

General
-------

Liberty Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 26, 1987. The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates", and together with the Related General Partner, the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Credit Properties GP LLC ("Credit Properties"), a Delaware corporation. The general partner of Liberty Associates is the Related General Partner. On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager L.L.C., the managing member of Credit Properties. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships," "subsidiaries" or "subsidiary partnerships") which own leveraged low and moderate-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects"), and together with the Apartment Complexes, the "Properties" that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit", and together with the Housing Tax Credit, the "Tax Credits"). The Partnership's investment in each
Local Partnership represents a 20% to 98% interest in each of the Local Partnerships. The Partnership does not anticipate making any additional investments. As of March 15, 2004, the Partnership has disposed of four of its 31 original Properties. Subsequently on March 31, 2004, the property and the related assets and liabilities of Walnut Park Associates, L.P. ("Walnut") were sold. See Item 2, Properties, below.

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

The Partnership generated $686, $21,629 and $23,744 in Tax Credits during the 2003, 2002 and 2001 Fiscal Years, respectively. As of December 31, 2003 all the Local Partnerships have completed their tax credit periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period will end between December 31, 2003 and December 31, 2008 with respect to the Properties depending upon when the Tax Credit Period commenced.

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

As of March 15, 2004, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Furthermore, at this time there can be no assurance that the Partnership will achieve this investment objective.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 19% of the Properties are located in any single state.

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

Item 2.  Properties.

The Partnership had acquired an interest as a limited partner in 31 Local Partnerships. During the fiscal year ended March 15, 2004, the property and related assets and liabilities of one Local Partnership was sold. Through the fiscal year ended March 15, 2004, the properties and the related assets and liabilities of three Local Partnerships and the limited partnership interest in one Local Partnership were sold (see Note 11 in Item 8). Set forth below is a schedule of the Local Partnerships including certain information concerning the Properties (the "Local Partnership Schedule"). Further information concerning those Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

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

*Each is an affiliate of the Partnership with the same management.

                           Local Partnership Schedule
                           --------------------------

Name and Location                                       % of Units Occupied at May 1,
                                                        -----------------------------
(Number of Units)                     Date Acquired      2004  2003  2002  2001  2000
-----------------                     -------------      ----  ----  ----  ----  ----

B & C Housing Associates, L.P.        December 1987        94    99    97    93    92
  Tulsa, OK (220)

State Street 86 Associates, L.P.      February 1988       100    98    99    97   100
  Camden, NJ (200)

Fox Glenn Investors, L.P.             March 1988           96    98    95    97    93
  Seat Pleasant, MD (172)

Shiloh-Grove, L.P. (Mt. Vernon)       February 1988        94   100    95    99    94
  Columbus, OH (394)

Silver Blue Lake Apartments, LTD.     February 1988       (c)    96    93    87    93
  Miami, FL (123)

Lancaster Towers Associates, LTD.     May 1988            100    99   100   100   100
  Lancaster, NY (157)

West Kinney Associates, L.P.          June 1988            97   100    97    97    94
  Newark, NJ (114)

Autumn Park Associates, L.P.          June 1988            96    88    88    95    93
  Wilsonville, OR (144)

Regent Street Associates, L.P.        June 1988            94    90   100    94    93
  Philadelphia, PA (80)

Magnolia Arms Associates, LTD.        July 1988            92    98    99    90    91
  Jacksonville, FL (232)

Greenleaf Associates, L.P.            July 1988           100    97    94    97    97
  Kansas City, Mo (195)

Alameda Towers Associates, L.P.       July 1988            94    90    97    99    99
  San Juan, PR (150)

Dixie Apartment Associates, LTD.      July 1988           (a)   (a)   100    97   100
  Miami, FL (29)

Ludlam Gardens Apartments, LTD.       July 1988           (a)   (a)    99    99    97
  Miami, FL (90)

Grove Parc Associates, L.P.
  (Woodlawn)                          July 1988            96    98    92    94    95
  Chicago, IL (504)

2108 Bolton Drive Associates, L.P.    July 1988            85    78    92    97    99
  Atlanta, GA (358)


                           Local Partnership Schedule
                           --------------------------
                                   (continued)
Name and Location                                       % of Units Occupied at May 1,
                                                        -----------------------------
(Number of Units)                     Date Acquired      2004  2003  2002  2001  2000
-----------------                     -------------      ----  ----  ----  ----  ----
Apple Creek Housing
  Associates, LTD.                    June 1988           (b)   (b)    93    99    98
  Arvado, CO (195)

Redwood Villa Associates              September 1988       98    98    99   100    99
  San Diego, CA (92)

Charles Drew Court
  Associates, L.P.                    September 1988       97   100    95    97   100
  Atlantic City, NJ (38)

Walnut Park Plaza
  Associates, L.P.                    September 1988      (d)    80    89    83    89
  Philadelphia, PA (227)

Bayridge Associates, L.P.             December 1988        90    91    91    97    90
  Beaverton, OR (246)

United-Pennsylvanian, L.P.            December 1988        95    99    97    99    99
  Erie, PA (112)

2051 Grand Concourse
  Associates, L.P.                    November 1988        95    98    91   100    95
  Bronx, NY (63)

Concourse Artists Housing
  Associates, L.P.                    November 1988        96    96   100    96    96
  Bronx, NY (23)

Willoughby/Wycoff Housing
  Associates, L.P.                    November 1988        94    99   100    87    87
  Bronx, NY (68)

Robin Housing Associates, L.P.        November 1988        99    96    98    93    98
  Bronx, NY (100)

Lund Hill Associates, L.P.            January 1989        100   100   100   100   100
  Superior, WI (150)

Tanglewood Apartments, L.P.           October 1988         97    94    98    93    96
  Joplin, MO (176)


                           Local Partnership Schedule
                           --------------------------
                                   (continued)
Name and Location                                       % of Units Occupied at May 1,
                                                        -----------------------------
(Number of Units)                     Date Acquired      2004  2003  2002  2001  2000
-----------------                     -------------      ----  ----  ----  ----  ----
Quality Hill Historic District-
  Phase II-A, L.P.                    March 1989           92    94    94    92    98
  Kansas City, MO (49)

Penn Alto Associates, L.P.            June 1989            83    84    83    82    82
  Altoona, PA (150)

Sartain School Venture, L.P.          August 1990          94   100    97    97   100
  Philadelphia, PA (35)

(a) The properties and the related assets and liabilities were sold during the fiscal year ended March 15, 2003 (see Note 11 in Item 8. Financial Statements and Supplementary Data).

(b) The Partnership's limited partnership interest was sold during the fiscal year ended March 15, 2003 (see Note 11 in Item 8. Financial Statements and Supplementary Data).

(c) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2004 (see Note 11 in Item 8. Financial Statements and Supplementary Data).

(d)  The property and related assets and liabilities were  subsequently  sold on
     March  31,  2004  (see  Note  12  in  Item  8.  Financial   Statements  and
     Supplementary Data).

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

The Partnership has 5,599 registered holders of an aggregate of 15,987.5 BACs, as of May 1, 2004.

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

The Partnership has made no distributions to the BACs holders as of March 15, 2004. The Partnership does not anticipate providing cash distributions to the BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                             For the Year Ended March 15,
                                 ------------------------------------------------------------------------------------
OPERATIONS                           2004              2003              2002              2001              2000
----------------------------     ------------      ------------      ------------      ------------      ------------
Revenues                         $ 36,719,779      $ 43,490,483      $ 37,918,705      $ 37,421,097      $ 36,518,877


Operating expenses                (44,436,322)      (44,557,403)      (46,267,377)      (46,357,904)      (45,568,571)
                                 ------------      ------------      ------------      ------------      ------------

Loss before minority
  interest and extraordinary
  item                             (7,716,543)       (1,066,920)       (8,348,672)       (8,936,807)       (9,049,694)

Minority interest in loss of
  subsidiaries                        479,188           466,991           428,522           475,683           461,338
                                 ------------      ------------      ------------      ------------      ------------

Loss before extraordinary
  item                             (7,237,355)         (599,929)       (7,920,150)       (8,461,124)       (8,588,356)

Extraordinary item                    113,565                 0                 0           500,000                 0
                                 ------------      ------------      ------------      ------------      ------------

Net loss                         $ (7,123,790)     $   (599,929)     $ (7,920,150)     $ (7,961,124)     $ (8,588,356)
                                 ============      ============      ============      ============      ============

Loss before extraordinary
  item per BAC                   $    (448.16)     $     (37.15)     $    (490.44)     $    (523.94)     $    (531.82)


Extraordinary item per
  BAC                                    7.03                 0                 0             30.96                 0
                                 ------------      ------------      ------------      ------------      ------------

Net loss per weighted
  average BAC                    $    (441.13)     $     (37.15)     $    (490.44)     $    (492.98)     $    (531.82)
                                 ============      ============      ============      ============      ============


                                                              For the Year Ended March 15,
                                 -------------------------------------------------------------------------------------
FINANCIAL POSITION                    2004              2003              2002              2001              2000
----------------------------     -------------     -------------     -------------     -------------     -------------
Total assets                     $ 146,186,305     $ 158,553,482     $ 170,552,302     $ 178,650,012     $ 180,711,472
                                 =============     =============     =============     =============     =============

Total liabilities                $(181,212,208)    $(186,336,777)    $(197,397,871)    $(197,201,242)    $(190,839,539)
                                 =============     =============     =============     =============     =============


Minority interest                $  (1,654,689)    $  (1,743,507)    $  (2,111,304)    $  (2,485,493)    $  (2,947,532)
                                 =============     =============     =============     =============     =============

Total partners' deficit          $ (36,680,592)    $ (29,556,802)    $ (28,956,873)    $ (21,036,723)    $ (13,075,599)
                                 =============     =============     =============     =============     =============


During the years ended March 15, 2000 through 2002, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 15, 2003 and 2004, total assets and liabilities decreased primarily due to the sale of Local Partnerships.

                  Selected Quarterly Financial Data (Unaudited)

                                                                         Quarter Ended
                                              ------------------------------------------------------------------
                                                June 15,        September 15,     December 15,        March 15,
OPERATIONS                                        2003              2003              2003              2004
-----------------------------------------     ------------      ------------      ------------      ------------
Revenues                                      $  9,998,230      $  9,136,561      $  8,544,627      $  9,040,361

Operating expenses                             (10,790,380)      (11,061,818)      (10,753,221)      (11,830,903)
                                              ------------      ------------      ------------      ------------

Loss before minority interest and
  extraordinary item                              (792,150)       (1,925,257)       (2,208,594)       (2,790,542)

Minority interest in loss of subsidiaries          230,706           233,316             8,018             7,148
                                              ------------      ------------      ------------      ------------

Loss before extraordinary item                    (561,444)       (1,691,941)       (2,200,576)       (2,783,394)

Extraordinary item - forgiveness of
  indebtedness income (Note 7)                           0           113,565                 0                 0

Net loss                                      $   (561,444)     $ (1,578,376)     $ (2,200,576)     $ (2,783,394)
                                              ============      ============      ============      ============

Net loss - limited partnership                $   (555,830)     $ (1,562,592)     $ (2,178,570)     $ (2,755,560)
                                              ============      ============      ============      ============

Net loss per weighted average BAC             $     (34.77)     $     (97.73)     $    (136.27)     $    (172.36)
                                              ============      ============      ============      ============

                                                                         Quarter Ended
                                              ------------------------------------------------------------------
                                                June 15,        September 15,     December 15,        March 15,
OPERATIONS                                        2002              2002              2002              2003
-----------------------------------------     ------------      ------------      ------------      ------------
Revenues                                      $  9,264,532      $ 15,822,189      $  8,708,683      $  9,695,079

Operating expenses                             (11,314,298)      (10,703,674)      (10,966,844)      (11,572,587)
                                              ------------      ------------      ------------      ------------

Loss before minority interest                   (2,049,766)        5,118,515        (2,258,161)       (1,877,508)

Minority interest in loss of subsidiaries          128,929           179,148           113,124            45,790
                                              ------------      ------------      ------------      ------------

Net (loss) income                             $ (1,920,837)     $  5,297,663      $ (2,145,037)     $ (1,831,718)
                                              ============      ============      ============      ============

Net (loss) income - limited partnership       $ (1,901,629)     $  5,244,686      $  2,123,587      $  1,813,401
                                              ============      ============      ============      ============

Net (loss) income per weighted average
 BAC                                          $    (118.94)     $     328.05      $    (132.82)     $    (113.44)
                                              ============      ============      ============      ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. As of March 15, 2004, the properties and the related assets and liabilities of three Local Partnerships and the limited partnership interest in one Local Partnership were sold (the "Sold Assets"). For a discussion of these sales, see Note 11 in
Item 8.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet the obligations of the Partnership. During the years ended March 15, 2004, 2003 and 2002, such distributions amounted to approximately $124,000, $855,000 and $1,028,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $8,002,000, $7,212,000 and $6,235,000 were accrued and unpaid as of March 15,
2004, 2003 and 2002, respectively. In particular, partnership management fees owed to the General Partners amounting to approximately $7,911,000 and $7,151,000 were accrued and unpaid as of March 15, 2004 and 2003, respectively. Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $90,000 and $61,000 were accrued and unpaid as of March 15, 2004 and 2003, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations. The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During the year ended March 15, 2004, cash and cash equivalents of the Partnership decreased approximately $843,000. This decrease is attributable to costs paid relating to the sale of properties ($440,000), an increase in property and equipment ($2,100,000), net proceeds and principal repayments of mortgage notes ($10,804,000), an increase in cash held in escrow relating to investing activities ($2,707,000), a decrease in due to selling partners ($11,000) and an increase in deferred costs ($131,000) which exceeded cash provided by operating activities ($3,074,000), a net increase in due to local general partners and affiliates ($3,185,000), proceeds from sale of properties ($8,700,000), and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($390,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $9,182,000, gain on sale of properties ($1,798,000) and forgiveness of indebtedness income ($114,000).

A working capital reserve of approximately $2,603,000 remained unused at March 15, 2004.

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

Sale of Underlying Properties/Local Partnership Interests
---------------------------------------------------------
For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 11 of the Financial Statements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarized the Partnership's commitments as of March 31, 2004 to make future payments under its debt agreements and other contractual obligations.

                                                 Less than          1 - 3            3 - 5          More than
                                   Total           1 Year           Years            Years           5 Years
                               ------------     ------------     ------------     ------------     ------------
Mortgage notes payable (a)     $136,800,161     $  8,041,365     $ 12,483,035     $ 23,179,874     $ 93,095,887
Land lease obligations (b)        1,481,550           60,000          120,000          120,000        1,181,550
Notes payable to local
 general partners (c)             8,968,086        3,928,086                0                0        5,040,000
                               ------------     ------------     ------------     ------------     ------------

  Total                        $147,249,797     $ 12,029,451     $ 12,603,035     $ 23,299,874     $ 99,317,437
                               ============     ============     ============     ============     ============

(a) The mortgage notes are payable in aggregate monthly installments of approximately $800,000 including principal and interest at rates varying from 1% to 10.25% per annum, through 2036. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases is without further recourse.

(b) Redwood Villa Associates has entered into a land lease agreement for forty years commencing September 9, 1988. Annual lease payments are $60,000.

(c)  See Note 8(g) in Item 8. Financial Statements and Supplementary Data.

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

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

Through March 15, 2004, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 15, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years, respectively).

The Partnership's revenues continue to consist primarily of the results of the Partnership's investment in consolidated Local Partnerships. Sixteen of the Local Partnerships receive HUD Section 8 subsidies which serve to stabilize the revenues of these Local Partnerships. The majority of the Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

The Partnership had originally invested in 31 Local Partnerships. As of March 15, 2004, Silver Blue Lake Apartments Ltd., Bryden Road (one of the properties owned by Shiloh-Grove L.P.), Ludlam Garden Apartments Ltd. and Dixie Apartment Associates sold their properties and related assets and liabilities and Apple Creek Housing Associates, Ltd. sold its Local Partnership interests (collectively the "Sold Assets").

The net loss for the 2003, 2002 and 2001 Fiscal Years totaled $7,123,790, $599,929 and $7,920,150, respectively. The 2003 fiscal year is net of an extraordinary gain of $113,565.

The Partnership generated $686, $21,629 and $23,744 in Tax Credits during the 2003, 2002 and 2001 Fiscal Years, respectively. As of December 31, 2003 all the Local Partnerships have completed their tax credit periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period for an additional five years from the date of expiration in order to avoid recapture of the Tax Credits.

2003 vs. 2002
-------------

During the years ended March 15, 2004 and 2003, Silver Blue Lake Apartments Ltd., Bryden Road (one of the properties owned by Shiloh-Grove L.P.), Ludlam Garden Apartments Ltd. and Dixie Apartment Associates sold their properties and related assets and liabilities (collectively the "2003 Sold Assets").

Rental income decreased approximately 5% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding the 2003 Sold Assets, rental income increased approximately 1%, primarily due to rental rate increases.

Total expenses, excluding the 2003 Sold Assets, general and administrative, repairs and maintenance and depreciation and amortization, remained fairly consistent with a decrease of approximately 3% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year.

General and administrative increased approximately $265,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding the 2003 Sold Assets, general and administrative increased approximately $777,000, primarily due to an increase in salaries and benefits at three Local Partnerships.

Repairs and maintenance increased approximately $512,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding the 2003 Sold Assets, repairs and maintenance increased approximately $937,000, primarily due to an increase in electrical and plumbing repairs, landscaping expense, security contracts, maintenance salaries and general repairs due to high tenant turnover at one Local Partnership, an increase in heating and air conditioning repairs, repair contracts and maintenance salaries at a second Local Partnership and increases in maintenance salaries and security contracts at a third Local Partnership.

Depreciation and amortization increased approximately $956,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding the 2003 Sold Assets, depreciation and amortization increased approximately $1,142,000, primarily due to the resumption of depreciation expense at one Local Partnership that was classified as an asset held for sale in 2002, and therefore not depreciated in 2002.

Taxes and interest expense decreased approximately $199,000 and $1,530,000, respectively, for the 2003 Fiscal Year as compared to the 2002 Fiscal Year, primarily due to decreases related to the 2003 Sold Assets.

Gain on sale of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties.

2002 vs. 2001
-------------

During the years ended March 15, 2003 and 2002, Ludlam Garden Apartments Ltd. and Dixie Apartment Associates sold their properties and related assets and liabilities and Apple Creek Housing Associates, Ltd. sold its Local Partnership interests (collectively the "2002 Sold Assets").

Rental income decreased approximately 2% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Assets, rental income decreased less than 1%, primarily due to a decrease in occupancy at one local partnership.

Other income decreased approximately $360,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Assets, other income decreased approximately $328,000 primarily due to lower interest rates on cash and cash equivalent balances at the Local Partnerships and Partnership level and a decrease in grant income at one Local Partnership.

A gain on sale of properties was recorded in the 2002 Fiscal Year (see Note 11).

Total expenses, excluding the 2002 Sold Assets and taxes and insurance, remained fairly consistent with a decrease of approximately 1% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year.

Taxes increased approximately $163,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Assets, taxes increased approximately $202,000, primarily due to an increase in real estate taxes at one Local Partnership due to a tax reassessment as well as small increases at several other Local Partnerships.

Insurance increased approximately $432,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Assets, insurance increased approximately $446,000, primarily due to an increase in insurance premiums at the Local Partnerships.

Depreciation and amortization expense decreased approximately $952,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year, primarily due to decreases related to the 2002 Sold Assets.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Redwood Villa Associates, L.P.
------------------------------
Redwood Villa Associates, L.P. ("Redwood") has sustained operating losses since its inception. For the 2003 Fiscal Year, Redwood experienced a loss of $201,871, including $212,076 of depreciation and $4,553 of amortization, and at December 31, 2003 had a working capital deficiency of $754,531 and a partners' deficit of $1,729,970. In addition, Redwood has been able to defer ground lease payments that are due to a related party in the cumulative amount of $363,147 and $358,147 as of December 31, 2003 and 2002, respectively. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve continued profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 2003, 2002 and 2001 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2004 and 2003 was reduced to zero by prior years' losses and the minority interest balance was approximately $397,000 and $399,000, respectively. Redwood's net loss after minority interest amounted to approximately $200,000, $157,000 and $193,000 for the 2003, 2002 and 2001 Fiscal
Years, respectively.

Walnut Park Plaza Associates, L.P.
----------------------------------
The financial statements for Walnut Park Plaza Associates ("Walnut Park") have been prepared on the basis that it will continue as a going concern. Walnut Park incurred a net loss of $594,376 during the year ended December 31, 2003 and as of that date the Local Partnership's cash flows from operations were insufficient to pay current liabilities. In addition, Walnut Park is currently in default in its bond payments to the Redevelopment Authority of the City of Philadelphia Multifamily Housing Revenue Refunding Bond due to the inability to pay its monthly obligation. Those factors create an uncertainty about the Local Partnership's ability to continue as a going concern. Management of the Local Partnership is developing a plan to obtain additional financing or restructure its existing bonds. The Partnership's continued existence is dependent on its resolution of the default under the mortgage loan. No action has been taken by the first mortgagee to enforce any of its rights under the loan. The financial statements do not include any adjustments that might be necessary if the Local Partnership is unable to continue as a going concern. The Partnership's investment in Walnut Park at March 15, 2004 and 2003 was reduced to zero by prior years' losses and the minority interest balance was approximately $993,000 and $1,109,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $588,000, $501,000 and $389,000 for the 2003, 2002 and 2001 Fiscal Years, respectively. Walnut Park was subsequently sold on March 31, 2004.

Autumn Park Associates, L.P.
----------------------------
Autumn Park Associates, L.P. ("Autumn Park") incurred a net loss of $173,140 during the year ended December 31, 2003, and as of that date, Autumn Park's total liabilities exceeded its total assets by $815,693. These factors, as well as uncertain conditions that Autumn Park faces regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies, and debt service requirements, create uncertainty about Autumn Park's ability to continue in existence. Autumn Park's management has developed and implemented a plan to improve tenant selection in order to reduce turnovers and vacancies. The management is developing a plan to refinance the mortgage to reduce its annual debt service obligation. The ability of Autumn Park to continue operations is dependent on increased cash flow from rent collections and/or reduced debt service requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if Autumn Park is unable to continue operations. The Partnership's investment in Autumn Park at March 15, 2004 and 2003 was reduced to zero by prior years' losses and the minority interest balance was zero at those dates. Autumn Park's net loss after minority interest amounted to approximately $173,000, $183,000 and $237,000 for the 2003, 2002 and 2001 Fiscal Years, respectively.

Other
-----

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor.

For a discussion of Mortgage Notes payable, see Note 7 to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The Partnership does not have any market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data.


                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.  Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm           18

        Consolidated Balance Sheets at March 15, 2004 and 2003            85

        Consolidated  Statements of  Operations  for the Years
        Ended March 15, 2004, 2003 and 2002                               86

        Consolidated  Statements of Changes in Partners' Deficit
        for the Years Ended March 15, 2004, 2003 and 2002                 87

        Consolidated  Statements  of Cash Flows for the Years
        Ended March 15, 2004, 2003 and 2002                               88

        Notes to Consolidated Financial Statements                        91

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiaries as of March 15, 2004 and 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 15, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 29 (Fiscal Year 2003) and 30 (Fiscal Years 2002 and 2001) subsidiary partnerships whose losses aggregated $4,961,601 (2003 Fiscal Year), $700,428 (2002 Fiscal Year), and $6,641,429 (2001 Fiscal Year) and whose assets constituted 93% of the Partnership's assets at March 15, 2004 and 2003, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 2004 and 2003 and the results of their operations and their cash flows for the years ended March 15, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 2003 Fiscal Year, these subsidiary partnerships incurred significant operating losses and have significant equity deficiencies. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these two subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' losses aggregated $796,247 (2003 Fiscal Year), $663,949 (2002 Fiscal Year) and $240,856 (2001 Fiscal Year) and their assets aggregated $10,260,761 and $10,746,963 at March 15, 2004 and 2003, respectively.
Management's plans regarding these matters are also discussed in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 7, 2004

[ASHER & COMPANY LETTERHEAD]

Independent Auditor's Report

The Partners
B & C Housing Associates
T/A St. Thomas Square/Worthington Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94008, as of December 31, 2003 and 2002 and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94008, as of December 31, 2003 and 2002, and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards we have also issued reports dated January 15, 2004 on our consideration of B & C Housing Associates' T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94008, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 15, 2004

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 8, 2003

[FISHBEIN & COMPANY, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
State Street 86 Associates Limited Partnership

We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 21, 2004

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

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 21, 2003

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
Foxglenn Investors

We have audited the accompanying balance sheets of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 15, 2004

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

[Bordman & Winnick CPAs Letterhead]

Independent Auditor's Report

To the Partners
Shiloh Grove Limited Partnership
Beachwood, Ohio

We have audited the accompanying balance sheet of SHILOH GROVE LIMITED PARTNERSHIP, FHA PROJECT #043-35442 as of December 31, 2003, and the related Statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of SHILOH GROVE LIMITED PARTNERSHIP'S management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SHILOH GROVE LIMITED PARTNERSHIP as of December 31, 2002, were audited by other auditors whose report, dated February 21, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHILOH GROVE LIMITED PARTNERSHIP as of December 31, 2003, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 2004 on our consideration of SHILOH GROVE LIMITED PARTNERSHIP's internal control and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information included in the report (shown on pages 12 to 16) and the Financial Data Template is presented for purposes of additional analysis and is not a required part of the basic financial statements of SHILOH GROVE LIMITED PARTNERSHIP. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
March 5, 2004

[Bordman & Winnick CPAs Letterhead]

Independent Auditor's Report

To the Partners
Shiloh Grove Limited Partnership
Beachwood, Ohio

We have audited the accompanying balance sheet of SHILOH GROVE LIMITED PARTNERSHIP, FHA PROJECT #043-35445 as of December 31, 2003, and the related Statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of SHILOH GROVE LIMITED PARTNERSHIP'S management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SHILOH GROVE LIMITED PARTNERSHIP as of December 31, 2002, were audited by other auditors whose report, dated February 21, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHILOH GROVE LIMITED PARTNERSHIP as of December 31, 2003, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 2004 on our consideration of SHILOH GROVE LIMITED PARTNERSHIP's internal control and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information included in the report (shown on pages 12 to 17) and the Financial Data Template is presented for purposes of additional analysis and is not a required part of the basic financial statements of SHILOH GROVE LIMITED PARTNERSHIP. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
March 5, 2004

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

/s/ Baumgarten & Company LLP
Certified Public Accountants
Cleveland, Ohio
February 21, 2003

[FRIEDMAN ALPREN & GREEN LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Silver Blue Lake Apartments, Ltd.

We have audited the accompanying statements of income, changes in partners' capital and cash flows of SILVER BLUE LAKE APARTMENTS, LTD. (a limited partnership), FHA Project No. FL29-K005-009-124, for the period January 1, 2003 to June 18, 2003 (date of dissolution). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SILVER BLUE LAKE APARTMENTS, LTD. for the period January 1, 2003 to June 18, 2003 (date of dissolution), in conformity with accounting principles generally accepted in the United States of America.


/s/ Friedman Alpren & Green LLP
New York, New York
September 18, 2003

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

[Saltz, Shamis & Goldfarb, Inc.  Letterhead]

Independent Auditor's Report

To the General and Limited Partners
Lancaster Towers Associates, L.P.

We have audited the accompanying balance sheet of Lancaster Towers Associates, L.P. (A Delaware Limited Partnership), FHA Project No. 014-44031-LDC-R as of December 31, 2003, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2002 were audited by Bick Fredman & Company whose Audit Department merged with Saltz, Shamis & Goldfarb, Inc. as of October 1, 2003 and whose report dated January 10, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P. as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 9, 2004 on our consideration of Lancaster Towers Associates, L.P.'s internal control and reports dated January 9, 2004 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Saltz, Shamis & Goldfarb, Inc.
Cleveland, Ohio
January 9, 2004

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


/s/ Bick-Fredman & Co.
Cleveland, Ohio
January 10, 2003

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
West Kinney Associates, L.P.
T/A Willie T. Wright Plaza
Marlton, New Jersey

We have audited the accompanying balance sheets of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, as of December 31, 2003 and 2002, and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, as of December 31, 2003 and 2002, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have issued reports dated January 19, 2004 on our consideration of West Kinney Associates, L.P.'s T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 2004

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

[MERINA & COMPANY, LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Autumn Park Associates Limited Partnership

We have audited the accompanying balance sheets of Autumn Park Associates Limited Partnership as of December 31, 2003 and 2002, and the related statements of profit and loss, changes of partner' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Merina & Company, LLP
West Linn, Oregon
February 26, 2004

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


/s/ GREGG ASSOCIATES, PC
David R. Gregg
Certified Public Accountant
Portland, Oregon
February 20, 2002

[REZNICK FEDDER & SILVERMAN Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Regent Street Associates

We have audited the accompanying balance sheets of Regent Street Associates as of December 31, 2003 and 2002, and the statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Street Associates as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports for the year ended December 31, 2003, dated February 13, 2004, on our consideration of Regent Street Associates' internal control and on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 27 through 40 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Reznick Fedder & Silverman
Taxpayer Identification Number;
52-1088612
Baltimore, Maryland
February 13, 2004

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

Lead Auditor:  Michael A. Cumming

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Magnolia Arms Associates, Ltd.
T/A Palm Terrace Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 2003 and 2002 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 31, 2004

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



/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 15, 2003

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 2003 and 2002, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-94009, as of December 31, 2003 and 2002, and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 2004 on our consideration of Greenleaf Associates, L.P.'s (A Limited Partnership), HUD Project No. 084-94009, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.



/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 23, 2004

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


/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 17, 2003

[JOSE E. ROSARIO & CO. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners of                       Puerto Rico Housing Finance Corporation
Alameda Towers Associates, L.P.          San Juan, Puerto Rico
Rio Piedras, PR

I have audited the accompanying balance sheets of Alameda Towers Associates, L.P. HUD Project No. RQ-46-K-006-003, as of December 31, 2003 and 2002, and the related statements of loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 2003 and 2002 and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America and Puerto Rico.

In accordance with GOVERNMENT AUDITING STANDARDS, I have also issued a report dated January 28, 2004 on my consideration of Alameda Towers Associates, L.P.'s internal control and on my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of my audits.

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


/s/ Jose E. Rosario & Co.
License No. 961 Expires December 1, 2004
Stamp No. 1931870 of the Puerto Rico College of CPA was affixed to the original. January 28, 2004
San Juan, Puerto Rico

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

[Friedman, Alpren & Green, LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Dixie Apartment Associates, Ltd.

We have audited the accompanying statements of income, changes in partners' capital and cash flows of DIXIE APARTMENT ASSOCIATES, LTD. (a limited partnership), for the period January 1, 2003 to June 18, 2003 (date of dissolution). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in partners' capital and cash flows of DIXIE APARTMENT ASSOCIATES, LTD. for the period January 1, 2003 to June 18, 2003 (date of dissolution), in conformity with accounting principles generally accepted in the United States of America.


/s/ Friedman, Alpren & Green LLP
New York, New York
June 18, 2003

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


/s/ Ernst & Young LLP
Indianapolis, Indiana
February 22, 2002

[Friedman, Alpren & Green LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Ludlam Gardens Apartments, Ltd.

We have audited the accompanying statements of income, changes in partners' capital and cash flows of LUDLAM GARDENS APARTMENTS, LTD. (a limited partnership) for the period January 1, 2003 to June 18, 2003 (date of dissolution). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in partners' capital and cash flows of LUDLAM GARDENS APARTMENTS, LTD. for the period January 1, 2003 to June 18, 2003 (date of dissolution), in conformity with accounting principles generally accepted in the United States of America.


/s/ Friedman, Alpren & Green LLP
New York, New York
June 18, 2003

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

[FRIDUSS, LUKEE, SCHIFF & CO., P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
GROVE PARC ASSOCIATES LIMITED PARTNERSHIP

We have audited the accompanying balance sheet of GROVE PARC ASSOCIATES LIMITED PARTNERSHIP, FHA Project No. 071-11091 (An Illinois Limited Partnership) as of December 31, 2003, and the related statement of operations, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GROVE PARC ASSOCIATES LIMITED PARTNERSHIP as of December 31, 2002 were audited by other auditors, whose report dated, January 30, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership as of December 31, 2003, and the results of its operations, changes in its partners' deficit and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports, dated March 18, 2004 on our consideration of GROVE PARC ASSOCIATES LIMITED PARTNERSHIP'S internal control, and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information for the year ended December 31, 2003 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Friduss, Lukee, Schiff & Co., P.C.
Chicago, Illinois
March 18, 2004

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

Englewood, Colorado
February 25, 2002

[BRODSHATZER, WALLACE, SPOON & YIP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Redwood Villa Associates
(A Limited Partnership)

We have audited the balance sheets of Redwood Villa Associates (A Limited Partnership) ("Partnership") as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates (A Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has sustained operating losses since inception. For the year ended December 31, 2003, the Partnership experienced a loss of $201,871 (including $212,076 of depreciation and $4,553 of amortization expense) and as of that date, had a working capital deficiency of $754,531 and a partners' (deficit) of $1,729,970.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated January 27, 2004 on our consideration of Redwood Villa Associates' (A Limited Partnership) internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Brodshatzer, Wallace, Spoon & Yip
San Diego, California
January 27, 2004

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


/s/ Brodshatzer, Wallace, Spoon & Yip
San Diego, California
January 29, 2003

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Charles Drew Court Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 2003 and 2002 and the related statements of operations, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Drew Court Associates, L.P. (A Limited Partnership) as of December 31, 2003 and 2002 and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 6, 2004

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


/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 10, 2003

[Koch Group & Company, LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To The Partners
Walnut Park Plaza Associates, L.P.

We have audited the accompanying statement of financial position of Walnut Park Plaza Associates, L.P. (A Pennsylvania Limited Partnership) as of December 31, 2003, and the related statements of operations, changes in partner's equity (deficiency), cash flows for the year then ended. These financial statements are the responsibility of the Walnut Park Plaza Associates, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Park Plaza Associates, L.P. (A Pennsylvania Limited Partnership), as of December 31, 2003, and the results of its operations, changes in its partner's equity (deficiency), and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership has suffered recurring losses from operations and is in default of certain obligation under the terms of the mortgage loan. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern at December 31, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Koch Group & Company, LLP
New York, New York
March 31, 2004, except for notes 8 and 11,
as to which the date is June 2, 2004

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


/s/ Matthews, Carter and Boyce, P.C.
Fairfax, Virginia
January 31, 2003

[Richey May & Co. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bayridge Associates Limited Partnership
Denver, Colorado

We have audited the accompanying balance sheet of Bayridge Associates Limited Partnership as of December 31, 2003 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bayridge Associates Limited Partnership as of December 31, 2002 were audited by other auditors whose report dated January 31, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayridge Associates Limited
Partnership, as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Richey may & Co.
Englewood, Colorado
January 16, 2004

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


/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 31, 2003

[Habif, Arogeti & Wynne, LLP. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP [FHA Project No. R-251-8E] as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the results of its operations, its changes in partners' deficit, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, we have also issued our reports dated January 28, 2004, on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal control and on our tests of its compliance with certain provisions of laws regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report [shown on pages 14 through 21] is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.


/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
January 28, 2004

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


/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
February 23, 2003

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements take as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 23, 2004

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


/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 31, 2003

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements take as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 23, 2004

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


/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2003

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements take as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 23, 2004

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


/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2003

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements take as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 23, 2004

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


/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 31, 2003

[CARTER & COMPANY, CERTIFIED PUBLIC ACCOUNTANTS, LLC Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

We have audited the accompanying balance sheet of Lund Hill Associates, (a limited partnership), WHEDA Project No. 021, as of December 31, 2003, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lund Hill Associates as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated January 16, 2004 on our consideration of Lund Hill Associates internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Carter & Company
Atlanta, Georgia
January 16, 2004

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


/s/ Kenneth W. Bryant
Atlanta, Georgia
January 30, 2002

[RICK J. TANNEBERGER, CERTIFIED PUBLIC ACCOUNTANT Letterhead]

Independent Auditor's Report

The Partners
Tanglewood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles accepted in the United States of America.

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


/s/ Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
February 9, 2004

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


/s/ Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
February 10, 2003

[RBG & CO. Letterhead]

Independent Auditors' Report

Partners
Quality Hill Historic District - Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District-Phase II-A, L.P., a limited partnership, as of December 31, 2003 and 2002, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic District-Phase II-A, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 3, 2004

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


/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 31, 2003

[HAMILTON & MUSSER, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2003 and 2002 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 19, 2004

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


/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 14, 2003

[REZNICK FEDDER & SILVERMAN Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sartain School Venture

We have audited the accompanying balance sheets of Sartain School Venture as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 2003 and 2002, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2003, dated February 6, 2004, on our consideration of Sartain School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 31, 2003

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              March 15,
                                                                  --------------------------------
                                                                      2004                2003
                                                                  -------------      -------------
Property and equipment, at cost, less accumulated
 depreciation (Notes 2, 4, 7 and 10)                              $ 120,489,756      $ 133,543,024
Cash and cash equivalents (Notes 2, 3 and 10)                         5,224,728          6,067,262
Cash held in escrow (Notes 3 and 5)                                  15,550,003         13,328,404
Accounts receivable - tenants                                           938,800            780,278
Deferred costs, less accumulated amortization (Notes 2 and 6)         2,609,060          3,250,600
Other assets                                                          1,373,958          1,583,913
                                                                  -------------      -------------

Total assets                                                      $ 146,186,305      $ 158,553,481
                                                                  =============      =============


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgage notes payable (Notes 3 and 7)                          $ 136,800,161      $ 147,794,611
  Accounts payable and other liabilities                             14,571,500         12,746,386
  Due to local general partners and affiliates (Note 8)              19,979,284         16,794,330
  Due to general partners and affiliates (Note 8)                     8,568,329          7,727,769
  Due to selling partners                                             1,292,934          1,303,680
                                                                  -------------      -------------

                                                                    181,212,208        186,366,776
                                                                  -------------      -------------

Minority interests (Note 2)                                           1,654,689          1,743,507
                                                                  -------------      -------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' deficit

  Limited partners (15,987.5 BACs issued and
   outstanding) (Note 1)                                            (35,583,942)       (28,531,390)
  General partners                                                   (1,096,650)        (1,025,412)
                                                                  -------------      -------------

Total partners' deficit                                             (36,680,592)       (29,556,802)
                                                                  -------------      -------------

Total liabilities and partners' deficit                           $ 146,186,305      $ 158,553,481
                                                                  =============      =============

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended March 15,
                                                    ------------------------------------------------
                                                        2004              2003              2002
                                                    ------------      ------------      ------------
Revenues

Rental income                                       $ 33,310,564      $ 35,016,201      $ 35,847,433
Other (Notes 7 and 10)                                 1,610,854         1,711,157         2,071,272
Gain on sale of properties (Note 11)                   1,798,361         6,763,125                 0
                                                    ------------      ------------      ------------

Total revenues                                        36,719,779        43,490,483        37,918,705
                                                    ------------      ------------      ------------

Expenses

General and administrative                             6,815,751         6,550,377         6,700,549
General and administrative-
 related parties (Note 8)                              2,312,353         2,636,105         2,524,079
Repairs and maintenance                                7,693,875         7,181,706         7,239,106
Operating                                              4,785,903         4,506,866         4,646,526
Taxes                                                  1,585,519         1,784,791         1,621,544
Insurance                                              1,877,352         1,957,496         1,525,334
Interest                                              10,183,201        11,713,295        12,831,666
Depreciation and amortization                          9,182,368         8,226,767         9,178,573
                                                    ------------      ------------      ------------

                                                      44,436,322        44,557,403        46,267,377
                                                    ------------      ------------      ------------

Loss before minority interest and
 extraordinary item                                   (7,716,543)       (1,066,920)       (8,348,672)

Minority interest in loss of subsidiaries                479,188           466,991           428,522
                                                    ------------      ------------      ------------

Loss before extraordinary item .                      (7,237,355)         (599,929)       (7,920,150)

Extraordinary item - forgiveness of
 indebtedness income (Note 11)                           113,565                 0                 0
                                                    ------------      ------------      ------------

Net loss                                            $ (7,123,790)     $   (599,929)     $ (7,920,150)
                                                    ============      ============      ============

Number of BACs outstanding                              15,987.5          15,987.5          15,987.5
                                                    ============      ============      ============

Loss before extraordinary item-limited partners     $ (7,164,981)     $   (593,930)     $ (7,840,949)
Extraordinary item-limited partners                      112,429                 0                 0
                                                    ------------      ------------      ------------
Net loss-limited partners                           $ (7,052,552)     $   (593,930)     $ (7,840,949)
                                                    ============      ============      ============

Loss before extraordinary item per BAC              $    (448.16)     $     (37.15)     $    (490.44)
Extraordinary item per BAC                                  7.03                 0                 0
                                                    ------------      ------------      ------------

Net loss per BAC                                    $    (441.13)     $     (37.15)     $    (490.44)
                                                    ============      ============      ============

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                         Limited         General
                                          Total          Partners        Partners
                                      -------------   -------------   -------------
Partners' deficit - March 16, 2001    $(21,036,723)   $(20,096,511)   $   (940,212)
Net loss, year ended March 15, 2002     (7,920,150)     (7,840,949)        (79,201)
                                      -------------   -------------   -------------

Partners' deficit - March 15, 2002     (28,956,873)    (27,937,460)     (1,019,413)
Net loss, year ended March 15, 2003       (599,929)       (593,930)         (5,999)
                                      -------------   -------------   -------------

Partners' deficit - March 15, 2003     (29,556,802)    (28,531,390)     (1,025,412)
Net loss, year ended March 15, 2004     (7,123,790)     (7,052,552)        (71,238)
                                      -------------   -------------   -------------

Partners' deficit - March 15, 2004    $(36,680,592)   $(35,583,942)   $ (1,096,650)
                                      =============   =============   =============

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 Year Ended March 15,
                                                  ------------------------------------------------
                                                      2004              2003              2002
                                                  ------------      ------------      ------------
Cash flows from operating activities:
Net loss                                          $ (7,123,790)     $   (599,929)     $ (7,920,150)
                                                  ------------      ------------      ------------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Gain on sale of properties (Note 11)                (1,798,361)       (6,763,125)                0
Extraordinary item-forgiveness of
 indebtedness income                                  (113,565)                0                 0
Write-off of deferred costs                                  0           287,019                 0
Cancellation of indebtedness income                    (68,571)          (68,571)          (68,571)
Accrued interest added to principal
 of mortgage note payable                              215,618           197,846           174,277
Depreciation and amortization                        9,182,368         8,226,767         9,178,573
Decrease (increase) in assets:
Cash held in escrow                                    426,743          (464,404)          (46,054)
Accounts receivable - tenants                         (158,522)          (80,267)          248,515
Other assets                                           202,608          (529,719)          235,297
Increase (decrease) in liabilities:
Accounts payable and other liabilities               1,948,120           448,700           560,243
Due to general partners and affiliates                 840,560         1,041,768           666,187
Minority interest in loss of subsidiaries             (479,188)         (466,991)         (428,522)
                                                  ------------      ------------      ------------

Total adjustments                                   10,197,810         1,829,023        10,519,945
                                                  ------------      ------------      ------------

Net cash provided by operating activities            3,074,020         1,229,094         2,599,795
                                                  ------------      ------------      ------------

Cash flows from investing activities:
Proceeds from sale of properties                     8,700,000           200,000                 0
Costs paid relating to sale of properties             (439,513)                0                 0
Improvements to property and equipment              (2,100,148)       (3,112,269)       (1,810,743)
(Increase) decrease in cash held in escrow          (2,706,535)        1,488,901           500,824
                                                  ------------      ------------      ------------

Net cash provided by (used in) investing
 activities                                          3,453,804        (1,423,368)       (1,309,919)
                                                  ------------      ------------      ------------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                   Year Ended March 15,
                                                     ------------------------------------------------
                                                      2004              2003              2002
                                                     ------------      ------------      ------------
Cash flows from financing activities:
Increase in deferred costs                               (130,827)         (663,074)          (50,376)
Increase in due to local general
 partners and affiliates                                4,699,853         1,638,028         1,581,611
Decrease in due to local general
 partners and affiliates                               (1,514,899)         (450,931)         (342,271)
(Decrease) increase in due to selling partners            (10,746)           70,020            91,570
Proceeds from mortgage notes                           14,396,048        20,559,376                 0
Repayment of mortgage notes                           (25,200,157)      (21,370,732)       (2,904,963)
Decrease in capitalization of consolidated
  subsidiaries attributable to minority interest          390,370            99,194            54,333
                                                     ------------      ------------      ------------

Net cash used in financing activities                  (7,370,358)         (118,119)       (1,570,096)
                                                     ------------      ------------      ------------

Net decrease in cash and cash equivalents                (842,534)         (312,393)         (280,220)

Cash and cash equivalents, beginning of year            6,067,262         6,379,655         6,659,875
                                                     ------------      ------------      ------------

Cash and cash equivalents, end of year               $  5,224,728      $  6,067,262      $  6,379,655
                                                     ============      ============      ============

Supplemental disclosure of cash flows
  information:
Cash paid during the year for interest               $  7,988,167      $  9,309,001      $ 10,509,548
                                                     ============      ============      ============

Supplemental disclosures of noncash
 investing and financing activities:
Increase in accounts payable and other
 liabilities for property and equipment
 additions                                           $          0      $          0      $    438,546
Increase in due to local general partners
 and affiliates for accounts payable and
 other liabilities                                              0                 0            31,128
Increase in accounts payable and other
 liabilities for deferred loss on sale of
 properties                                                     0            63,084                 0


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                     Year Ended March 15,
                                                       ------------------------------------------------
                                                           2004              2003              2002
                                                       ------------      ------------      ------------
Summarized below are the components
 of the gain on sale of properties:
Decrease in property and equipment, net
 of accumulated depreciation                           $  6,742,616      $  5,903,905      $          0
Decrease in cash held in escrow                              58,193           355,027                 0
Decrease in prepaid expenses and other assets                 7,347            18,876                 0
Decrease in accounts receivable                                   0             3,990                 0
Decrease in deferred costs                                      799           188,591                 0
Decrease in mortgage notes payable                         (337,388)      (13,019,896)                0
(Decrease) increase in accounts payable, accrued
 expenses and other liabilities                              (9,441)           24,362                 0
Decrease in due to general partners and affiliates                0           (37,980)                0

Summarized below are the components
 of the forgiveness of indebtedness income:
Decrease in accounts payable, accrued expenses
 and other liabilities                                 $   (133,565)     $          0      $          0


See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004


NOTE 1 - General

Liberty Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit (the "Low-Income Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. The Partnership had originally invested in 31 subsidiary partnerships. During the year ended March 15, 2004, the Partnership sold the properties and the related assets and liabilities of one Local Partnership. Through the year ended March 15, 2004, the Partnership sold its limited partnership interest in one Local Partnership and the properties and the related assets and liabilities of three Local Partnerships.

The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates", and together with the Related General Partner, the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Credit Properties GP LLC ("Credit Properties"), a Delaware corporation. The general partner of Liberty Associates is the Related General Partner. On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager L.L.C., the managing member of Credit Properties. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partners.


NOTE 2 - Summary of Significant Accounting Policies

a) Basis of Consolidation

The consolidated financial statements for the years ended March 15, 2004, 2003 and 2002 include the accounts of the Partnership and 30, 31 and 31 subsidiary partnerships, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial  reporting purposes,  the Partnership's  fiscal year ends on March
15. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through March 15. The Partnership's fiscal year ends on March 15 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP"). Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from January 1 through March 15.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004


Increases   (decreases)  in  the   capitalization  of  consolidated   subsidiary
partnerships attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated approximately $192,000, $15,000 and $273,000 for the years ended March 15, 2004, 2003 and 2002, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Through March 15, 2004, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                           March 15, 2004              March 15, 2003
                                     --------------------------  --------------------------
                                       Carrying                    Carrying
                                        Amount      Fair Value      Amount      Fair Value
                                     ------------  ------------  ------------  ------------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value   $82,599,517   $87,599,429   $68,157,031   $68,157,031
Not practicable                      $54,240,644           (*)   $79,637,580           (*)


(*) Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                March 15,                   Estimated
                                    --------------------------------       Useful Lives
                                        2004               2003              (Years)
                                    -------------      -------------      --------------
Land                                $   9,635,910      $  11,179,181            --
Buildings and improvements            225,869,584        234,742,544         15 to 40
Other                                   6,262,969          6,573,947          3 to 20
                                    -------------      -------------
                                      241,768,463        252,495,672
Less:  Accumulated depreciation      (121,278,707)      (118,952,648)
                                    -------------      -------------
                                    $ 120,489,756      $ 133,543,024
                                    =============      =============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004


Included in property and equipment are $6,859,371 of acquisition fees paid to the General Partners and $809,661 of acquisition expenses. In addition, as of March 15, 2004, buildings and improvements include $2,870,719 of capitalized interest.

In connection with the development or rehabilitation of the Properties, the subsidiary partnerships have incurred developer's fees of $23,360,275 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 15, 2004, 2003 and 2002 amounted to $8,410,800, $7,905,317 and $8,810,056, respectively.

During  the  years  ended  March 15,  2004 and 2003,  there  were  decreases  in
accumulated   depreciation   in  the  amounts  of  $6,084,741  and   $6,516,860,
respectively, due to write-offs on dispositions.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                          March 15,
                                                 --------------------------
                                                     2004         2003
                                                 -----------    -----------
Real estate taxes, insurance, and other          $ 2,109,358    $ 2,551,193
Reserve for replacements                          12,551,742      9,853,944
Other                                                888,903        923,267
                                                 -----------    -----------
                                                 $15,550,003    $13,328,404
                                                 ===========    ===========

NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:

                                               March 15,
                                      --------------------------       Period
                                         2004           2003          (Months)
                                      -----------    -----------    -----------
Operating guarantee fee               $   510,443    $   510,443             60
Financing expenses                      3,661,218      5,328,418              *
Supervisory salaries                      783,020        783,020             60
Other                                      48,518         48,518        Various
                                      -----------    -----------
                                        5,003,199      6,670,399
Less:  Accumulated amortization        (2,394,139)    (3,419,799)
                                      -----------    -----------
                                      $ 2,609,060    $ 3,250,600
                                      ===========    ===========

*Over the life of the respective mortgages.

Amortization of deferred costs for the years ended March 15, 2004, 2003 and 2002 amounted to $771,568, $321,450 and $368,517, respectively.

During the years ended March 15, 2004 and 2003, deferred costs of $1,798,026 and $645,561 and accumulated amortization of $1,797,228 and $169,951 were written off, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004



NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $800,000 including principal and interest at rates varying from 1% to 10.25% per annum, through 2036. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements as of March 15, 2004 for each of the next five fiscal years and thereafter are as follows:


Fiscal Year Ending                    Amount
------------------                 -------------
2004                               $  8,041,365
2005                                  8,318,036
2006                                  4,164,999
2007                                 10,465,548
2008                                 12,714,326
Thereafter                           93,095,887
                                   ------------

                                   $136,800,161
                                   ============

On October 21, 2003, Greenleaf Associates Limited Partnership's ("Greenleaf") mortgage note was refinanced under the Mark-to-Market program sponsored by HUD. The USGI, Inc. mortgage, in the amount of $4,257,383, was paid-off from proceeds from a new HUD insured first mortgage held by Heartland Bank at a rate of 6.25% in the amount of $796,200 and a second mortgage held by Secretary of Department of Housing and Urban Development, Washington, D.C. at a rate of 1% in the amount of $3,297,016. Also, a third mortgage provided by Secretary of Department of Housing and Urban Development, Washington, D.C. at a rate of 1% in the amount of $543,064 was obtained. The refinancing proceeds were committed to Greenleaf for the purpose of paying the related finance costs totaling $48,786, and increasing the amount of reserve for replacement by $276,218

On June 17, 2003, Shiloh-Grove LP ("Shiloh") entered into a mortgage restructuring agreement for the purpose of refinancing its existing mortgages and adjusting rents to market rates related to its Mount Vernon Plaza II project (FHA Project #043-35445). As part of the restructuring agreement, the partnership refinanced its outstanding mortgage of $3,436,620 by obtaining three new mortgages. One mortgage is held by Greystone Servicing Corporation, Inc. and two are held by the Secretary of Housing and Urban Development in the amounts of $564,000, $2,288,000 and $1,116,120, respectively. All three have maturity dates of July 1, 2033. Principal and interest payments of $3,117 are made monthly on the first mortgage and interest will accrue on the second and third mortgage at the rate of 1% per annum. Tax and insurance escrow payments and replacement reserve deposits are made monthly.

On April 25, 2003, Shiloh entered into a mortgage restructuring agreement for the purpose of refinancing its existing mortgages and adjusting rents to market rates related to its Mount Vernon Plaza I project (FHA project #043-35442). As part of the restructuring agreement, the partnership refinanced its outstanding mortgage of $4,710,536 by obtaining three new mortgages. One mortgage is held by Greystone Servicing Corporation, Inc. and two are held by the Secretary of Housing and Urban Development in the amounts of $972,400, $3,530,000 and $1,288,848, respectively. All three have maturity dates of July 1, 2033. Principal and interest payments of $5,706 are made monthly on the first mortgage and interest will accrue on the second and third mortgage at the rate of 1% per annum. Tax and insurance escrow payments and replacement reserve deposits are made monthly.

On August 29, 2002, B&C Housing Associates, L.P., ("B+C Housing")refinanced its outstanding mortgage note payable of approximately $5,359,000 under the Mark-To-Market Program sponsored by HUD. The new mortgages in the amounts of

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004



$1,201,000,  $4,157,376  and  $1,201,000  bear  interest  at  7.5%,  4% and  4%, respectively, through October 30, 2032. The refinancing proceeds were committed for the Partnership for the purpose of paying for related transaction costs and increasing the amount of reserve of replacement.

On February 1, 2002, Silver Blue Lake Apartments, LTD., ("Silver Blue") refinanced its outstanding mortgage payable with a new mortgage note for $2,500,000, payable to the Local General Partner. The new note matures on January 31, 2007 and requires monthly payments of interest only at LIBOR plus 2.25%. As a result of this refinancing, the restrictions of the trustee escrow fund and debt service reserve fund were released and used to pay down the old mortgage.

In February 2002, Ludlam Gardens Apartments, LTD., ("Ludlam") mortgage note payable of $2,486,169 was refinanced and paid in full with the proceeds from a new mortgage note payable of $2,850,000. The new mortgage note payable is secured by a deed of trust on the real estate and is due in monthly installments of $20,070, including interest at 7.25%. Ludlam was sold on January 23, 2003 (see Note 11).

On January 31, 2002, Alameda Towers Associates, L.P., ("Alameda") refinanced its outstanding mortgage note payable of approximately $7,800,000. The new mortgage in the amount of $8,650,000 bears interest at 7% through January 31, 2032.

See Note 10 and 11 for other subsidiary partnerships' financing activities.


NOTE 8 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the years ended March 15, 2004, 2003 and 2002 were as follows:

A) Related Party Fees

                                                            Year Ended March 15,
                                                   ------------------------------------
                                                      2004         2003         2002
                                                   ----------   ----------   ----------
Partnership management fees (a)                    $1,010,809   $1,122,750   $1,138,000
Expense reimbursement (b)                             187,009      146,661      131,492
Property management fees incurred
 to affiliates of the General Partners (c)            100,073      111,324      115,221
Local administrative fee (d)                           51,500       66,500       63,965
                                                   ----------   ----------   ----------
Total general and administrative-
 General Partners                                   1,349,391    1,447,235    1,448,678
                                                   ----------   ----------   ----------
Property management fees incurred
 to affiliates of the Local General Partners (c)      962,962    1,188,870    1,075,401
                                                   ----------   ----------   ----------

Total general and administrative-
 related parties                                   $2,312,353   $2,636,105   $2,524,079
                                                   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement) for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004



limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,911,000 and $7,151,000 were accrued and unpaid as of March 15, 2004 and 2003, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $90,000 and $61,000 were accrued and unpaid as of March 15, 2004 and 2003, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by subsidiary partnerships amounted to $1,826,298, $1,902,472 and $1,961,943 for the years ended March 15, 2004, 2003 and 2002,  respectively.  Of these fees $962,962,  $1,188,870 and $1,075,401 was incurred to affiliates of the Local General Partners. In addition $100,073, $111,324 and $115,221 was incurred to affiliates of the Partnership.

(d)  Liberty   Associates,   the  special  limited  partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(e) Liberty Associates received cash distributions of approximately $4,000, $7,000 and $6,000 during the years ended March 15, 2004, 2003 and 2002, respectively.

Liberty Associates was allocated Low-Income Housing Tax Credits of approximately $10, $200 and $200 for the taxable years ended March 15, 2004, 2003 and 2002, respectively.

(f) Due to local general partners and affiliates at March 15, 2004 and 2003 consists of the following:

                                                        March 15,
                                              -----------------------------
                                                  2004             2003
                                              ------------     ------------

Accrued ground lease                          $   363,147      $   358,147
Operating deficit advances                        123,055          123,055
Operating advances                              1,218,909        2,008,329
Development fee payable                           132,448          132,448
Residual loan payable                              52,500           52,500
Interest                                        7,386,949        6,635,589
Long-term notes payable (g)                     8,968,086        5,525,906
Management and other fees                       1,734,190        1,958,356
                                              -----------      -----------
                                              $19,979,284      $16,794,330
                                              ===========      ===========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004



(g)  Long-term notes payable consist of the following:

                                                                                March 15,
                                                                        ------------------------
                                                                           2004          2003
                                                                        ----------    ----------
Grove Parc Associates L.P. ("Grove Parc")
-----------------------------------------
This note bears interest at 7.39% compounded annually on May 1 of each year.  The note is secured by a mortgage subordinate in rights to mortgages securing the building loan.  Both principal and interest on the loan are due and payable in full out of residual receipts on April 29, 2010, or are immediately due and payable
upon refinancing or sale of the project.                                $5,040,000    $5,040,000

Dixie Apartment Associates LTD. ("Dixie")
-----------------------------------------
This promissory note bears interest at 11% payable on demand.
Dixie was sold on January 16, 2003 (see Note 11).                                0       105,187

Ludlam
------
This promissory note bears interest at 11% payable on demand.
Ludlam was sold on January 23, 2003 (see Note 11).                               0       241,049

B & C Housing
-------------
This promissory note bears interest on the unpaid principal bal-
ance at prime plus 2% per annum payable along with principal as and when permitted by the partnership agreement and payable
only from surplus cash.                                                    139,670       139,670

Shiloh
------
Two promissory notes each bearing interest at 6%.                         3,788,416             0
                                                                        ----------    ----------

                                                                        $8,968,086    $5,525,906
                                                                        ==========    ==========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                Year Ended December 31,
                                                       ------------------------------------------
                                                           2003           2002           2001
                                                       -----------    -----------    -----------
Financial statement
Net loss                                               $(7,123,790)   $  (599,929)   $(7,920,150)
Difference between depreciation and amortization
 expense recorded for financial reporting purposes
 and the accelerated cost recovery system utilized
 for income tax purposes                                 1,068,460       (341,315)       (56,153)
Difference resulting from parent company having a
 different fiscal year for income tax and financial
 reporting purposes                                        (47,997)       (54,280)        71,677
Difference between gain on sale of properties for
 financial reporting purposes and for income tax
 purposes                                                 (529,306)      (406,824)             0
Difference between forgiveness of indebtedness
 income for financial reporting purposes and for
 income tax purposes                                      (113,565)             0              0
Loss allocated to minority interest for income tax
 purposes                                                  673,217              0              0
Differences resulting principally from rental income
 recognized for income tax purposes and deferred
 for financial reporting purposes and interest and
 other operating expenses deducted for financial
 reporting purposes not deducted for income tax
 purposes                                                  304,471         80,359       (335,427)
                                                       -----------    -----------    -----------
Net loss as shown on the income tax return for the
 calendar year ended                                   $(5,768,510)   $(1,321,989)   $(8,240,053)
                                                       ===========    ===========    ===========


NOTE 10 - Commitments and Contingencies

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

Redwood Villa Associates, L.P.
------------------------------
Redwood Villa Associates, L.P. ("Redwood") has sustained operating losses since its inception. For the 2003 Fiscal Year, Redwood experienced a loss of $201,871, including $212,076 of depreciation and $4,553 of amortization, and at December 31, 2003 had a working capital deficiency of $754,531 and a partners' deficit of $1,729,970. In addition, Redwood has been able to defer ground lease payments that are due to a related party in the cumulative amount of $363,147 and $358,147 as of December 31, 2003 and 2002, respectively. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve continued profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004



the 2003, 2002 and 2001 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2004 and 2003 was reduced to zero by prior years' losses and the minority interest balance was approximately $397,000 and $399,000, respectively. Redwood's net loss after minority interest amounted to approximately $200,000, $157,000 and $193,000 for the 2003, 2002 and 2001 Fiscal
Years, respectively.

Walnut  Park  Plaza  Associates,  L.P.   ----------------------------------  The
financial statements for Walnut Park Plaza Associates ("Walnut Park") have been prepared on the basis that it will continue as a going concern. Walnut Park incurred a net loss of $594,376 during the year ended December 31, 2003 and as of that date the Local Partnership's cash flows from operations were insufficient to pay current liabilities. In addition, Walnut Park is currently in default in its bond payments to the Redevelopment Authority of the City of Philadelphia Multifamily Housing Revenue Refunding Bond due to the inability to pay its monthly obligation. Those factors create an uncertainty about the Local Partnership's ability to continue as a going concern. Management of the Local Partnership is developing a plan to obtain additional financing or restructure its existing bonds. The ability of the Local Partnership to continue as a going concern is dependent on obtaining additional financing or restructuring its existing bond. The Partnership's continued existence is dependent on its resolution of the default under the mortgage loan. No action has been taken by the first mortgagee to enforce any of its rights under the loan. The financial statements do not include any adjustments that might be necessary if the Local Partnership is unable to continue as a going concern. The Partnership's investment in Walnut Park at March 15, 2004 and 2003 was reduced to zero by prior years' losses and the minority interest balance was approximately $993,000 and $1,109,000, respectively. Walnut Park's net loss after minority interest amounted to approximately $588,000, $501,000 and $389,000 for the 2003, 2002 and 2001 Fiscal Years, respectively. Walnut Park was subsequently sold on March 31, 2004.

b) Subsidiary Partnerships - Other

Autumn Park Associates, L.P.
----------------------------
Autumn Park Associates, L.P. ("Autumn Park") incurred a net loss of $173,140 during the year ended December 31, 2003, and as of that date, Autumn Park's total liabilities exceeded its total assets by $815,693. These factors, as well as uncertain conditions that Autumn Park faces regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies, and debt service requirements, create uncertainty about Autumn Park's ability to continue in existence. Autumn Park's management has developed and implemented a plan to improve tenant selection in order to reduce turnovers and vacancies. The management is developing a plan to refinance the mortgage to reduce its annual debt service obligation. The ability of Autumn Park to continue operations is dependent on increased cash flow from rent collections and/or reduced debt service requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if Autumn Park is unable to continue operations. The Partnership's investment in Autumn Park at March 15, 2004 and 2003 was reduced to zero by prior years' losses and the minority interest balance was zero at those dates. Autumn Park's net loss after minority interest amounted to approximately $173,000, $183,000 and $237,000 for the 2003, 2002 and 2001 Fiscal Years, respectively.

c) Lease Commitment

Redwood entered into a forty-year ground lease with a related party for the land on which the building is built. As stipulated in the lease, the subsidiary partnership agrees to pay all real estate taxes, license and permit fees, among other charges that may be assessed upon the land or improvements. At December 31, 2003, Redwood was committed to minimum future rentals on the noncancellable lease in the amount of $60,000 a year through 2028. The lease payments are payable from available cash and at December 31, 2003 and 2002 the subsidiary partnership has accrued lease payments of $363,147 and $358,147, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004



d) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 2004 uninsured cash and cash equivalents approximated $3,500,000.

e) Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 19% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

f) Tax Credits

A portion of the Tax Credits  could be subject to  recapture  in future years if
(i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified basis of the Local Partnership property or
(iii) if there is a reduction in the Local Partnership interest in the property at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. As of December 31, 2003, the Tax Credit Period for each Local Partnership has expired.


NOTE 11 - Sale of Properties

On May 19, 2003, the property and the related assets and liabilities of Silver Blue were sold to an unaffiliated third party for a purchase price of $3,500,000 resulting in a gain of approximately $408,000. Accrued interest on a note related to the Local Partnership was forgiven resulting in forgiveness of indebtedness income of approximately $114,000. The sale resulted in the liquidation of Silver Blue.

On March 16, 2003, the Partnership recorded the transfer of the deed in lieu of foreclosure to Bryden Road, one of the properties owned by Shiloh to an unaffiliated third party. The outstanding mortgage balance paid by the third party on the day of transfer was $189,871 resulting in a gain of $104,000, which is included in gain on sale of properties.

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

On December 18, 2002, the Partnership entered into an agreement with the local general partner to sell its remaining limited partnership interest in Shiloh for a purchase price of $175,000. The sale is expected to occur in late 2004. No assurance can be given that the closing will actually occur.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2004



On May 31, 2002, the Partnership's Limited Partnership interest in Apple Creek Housing Associates, LTD. ("Apple Creek") was sold to an unaffiliated third party purchaser for $200,000 resulting in a gain of approximately $6,763,000,


NOTE 12 - Subsequent Events

On March 31, 2004, the property and related assets and liabilities of Walnut Park were sold to the local general partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately $7,330,000 resulting in a gain of approximately $1,964,000 which will be recognized in the June 15, 2004 10-Q.

On May 11, 2004, 2108 Bolton Drive Associated, L.P. ("Bolton") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $9,800,000. The closing is expected to occur in late 2004. No assurances can be given that the sale will actually occur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or officers. The Partnership's affairs are managed and controlled by the General Partners. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of Related Capital Company, which controls our General Partners, has adopted a code of ethics. See http://www.chartermac.com.

On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager L.L.C., the managing member of the general partner of the Related General Partners. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. Alan P. Hirmes replaced Stephen M. Ross as Director of the general partner of the Related General
Partner effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations as the majority of the General Partner's management team remained unchanged.

Certain information concerning the directors and executive officers of Credit Properties GP LLC, the general partner of the Related General Partner (which, in turn, is the general partner of Liberty Associates), who may be deemed directors or executive officers of the Partnership is set forth below.

Credit Properties GP LLC
------------------------

Name                                Position
----                                --------

Alan P. Hirmes                      Director and President

Stuart J. Boesky                    Executive Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

ALAN P. HIRMES, 49, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 48, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of

Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

GLENN F. HOPPS, 41, joined Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 38, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered for the audit of our annual financial statements for the years ended March 15, 2004 and 2003 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $56,400 and $56,400, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2003 and 2002 were approximately $8,000 and $8,000, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements

         Report of Independent Registered Public Accounting Firm          18

         Consolidated Balance Sheets at March 15, 2004 and 2003           85

         Consolidated Statements of Operations for the Years Ended
         March 15, 2004, 2003 and 2002                                    86

         Consolidated Statements of Changes in Partners' Deficit
         for the Years Ended March 15, 2004, 2003 and 2002                87

         Consolidated Statements of Cash Flows for the Years Ended
         March 15, 2004, 2003 and 2002                                    88

         Notes to Consolidated Financial Statements                       91

(a) 2.   Financial Statement Schedules
         -----------------------------

         Report of Independent Registered Public Accounting Firm         113

         Schedule I - Condensed Financial Information of Registrant      114

         Schedule III - Real Estate and Accumulated Depreciation         117

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

(10A)    Form of Subscription Agreement (attached to Prospectus as
         Exhibit B) **

(10B)    Form of Purchase Agreement for purchase of Local Partnership
         Interests **

(10C)    Form of Local Partnership Agreement **

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

(21)     Subsidiaries of the Registrant - the Local Partnerships
         set forth in Item 2 may be considered  subsidiaries of
         the Registrant.                                                  107

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).      110

(32.1)   Certification  Pursuant to Rule  13a-14(b) or Rule 15d-14(b)
         and Section 1350 of Title 18 of the United States Code
         (18 U.S.C. 1350).                                                112

** Incorporated herein as an exhibit by reference to exhibits filed with Amendment No. 1 to Liberty Tax
         Credit Plus L.P.'s Registration Statement on Form S-11, file No. 33-15479.

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the year ended
         March 15, 2004.

                                                                  Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)             of Organization
         ------------------------------                          ---------------

         B & C Housing Associates, L.P.                                 OK
         State Street 86 Associates, L.P.                               DE
         Fox Glenn Investors, L.P.                                      PA
         Shiloh-Grove L.P. (Mt. Vernon)                                 OH
         Lancaster Towers Associates, LTD.                              DE
         West Kinney Associates, L.P.                                   NJ
         Autumn Park Associates, L.P.                                   OR
         Regent Street Associates, L.P.                                 PA
         Magnolia Arms Associates, L.P.                                 FL
         Greenleaf Associates, L.P.                                     MO
         Alameda Towers Associates, L.P.                                PR
         Grove Parc Associates, L.P. (Woodlawn)                         IL
         2108 Bolton Drive Associates, L.P.                             DE
         Redwood Villa Associates                                       CA
         Charles Drew Court Associates, L.P.                            NJ
         Walnut Park Plaza Associates, L.P.                             PA
         Bayridge Associates, L.P.                                      OR
         United-Pennsylvanian, L.P.                                     PA
         2051 Grand Concourse Associates, L.P.                          NY
         Concourse Artists Housing Associates, L.P.                     NY
         Willoughby/Wycoff Housing Associates, L.P.                     NY
         Robin Housing Associates, L.P.                                 NY
         Lund Hill Associates, L.P.                                     DE
         Tanglewood Apartments, L.P.                                    MO
         Quality Hill Historic District-Phase II-A, L.P.                MO
         Penn Alto Associates, L.P.                                     PA
         Sartain School Venture, L.P.                                   PA


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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                                   By: RELATED CREDIT PROPERTIES L.P.,
                                       a General Partner


                                       By:  Credit Properties GP LLC,
                                            its General Partner


Date:  June 9, 2004
                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive and
                                                Financial Officer)


                                   By: LIBERTY ASSOCIATES III, L.P.,
                                       a General Partner


                                       By:  Related Credit Properties L.P.,
                                            its General Partner


                                            By: Related Credit Properties Inc.,
                                                its General Partner


Date:  June 9, 2004
                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    President and Chief
                                                    Executive Officer
                                                    (Principal Executive and
                                                    Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                          Title                          Date
------------------       -----------------------------------       -------------


                         President and Chief Executive
                         Officer, (principal executive
                         and financial officer) of Related
                         Credit Properties Inc., general
                         partner of Related Credit
                         Properties L.P.(a General Partner
                         of Registrant) which is also the
/s/ Alan P. Hirmes       general partner of Liberty Associ-
------------------       ates III, L.P. (a General Partner
Alan P. Hirmes           of Registrant)                             June 9, 2004



                         Treasurer (principal accounting
                         officer) of Credit Properties GP LLC,
                         general partner of Related Credit
                         Properties L.P. (a General Partner
                         of Registrant) which is also the
/s/ Glenn F. Hopps       general partner of Liberty Associates
------------------       III, L.P. (a General Partner of
Glenn F. Hopps           Registrant)                                June 9, 2004

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 15, 2004 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

          d) disclosed in this annual report any change in the Partnership's internal control over financial reporting that occurred during the period ending March 15, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



                          By:  /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Principal Executive Officer and
                               Principal Financial Officer
                               June 9, 2004

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Annual Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 15, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     June 9, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 7, 2004 on page 18 and based on the reports of other auditors, we have also audited supporting Schedule I for the 2003, 2002 and 2001 Fiscal Years and Schedule III at March 15, 2004. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. During the 2003 Fiscal Year, these subsidiary partnerships incurred significant operating losses and have significant equity deficiencies. These conditions raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The financial statements of these two subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' losses aggregated $796,247 (2003 Fiscal Year), $663,949 (2002 Fiscal Year) and $240,856 (2001 Fiscal Year) and their assets aggregated $10,260,761 and $10,746,963 at March 15, 2004 and 2003, respectively.
Management's plans regarding these matters are also discussed in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 7, 2004

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships):


                          LIBERTY TAX CREDIT PLUS L.P.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               March 15,
                                                       -------------------------
                                                          2004           2003
                                                       -----------   -----------
Cash and cash equivalents                              $ 2,603,215   $ 3,637,764
Investment in subsidiary partnerships                   11,403,625    12,845,366
Other assets                                                78,236       165,466
                                                       -----------   -----------

Total assets                                           $14,085,076   $16,648,596
                                                       ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                  $ 7,401,505   $ 7,211,781
                                                       -----------   -----------

Total liabilities                                        7,401,505     7,211,781

Partners' equity                                         6,683,571     9,436,815
                                                       -----------   -----------

Total liabilities and partners' equity                 $14,085,076   $16,648,596
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                              Year Ended March 15,
                                                   -----------------------------------------
                                                      2004            2003           2002
                                                   -----------    -----------    -----------
Revenues                                           $    12,850    $    12,847    $    43,008
                                                   -----------    -----------    -----------

Expenses

Administrative and management                          187,487        142,844        207,206
Administrative and management-related parties        1,197,818      1,269,411      1,269,492
                                                   -----------    -----------    -----------

Total expenses                                       1,385,305      1,412,255      1,476,698
                                                   -----------    -----------    -----------

Loss from operations                                (1,372,455)    (1,399,408)    (1,433,690)

Gain on sale on investment in subsidiary
  partnerships                                               0      6,497,938              0

Equity in loss of subsidiary partnerships (*)       (1,422,006)    (7,528,994)      (872,379)

Distribution income from subsidiary partnerships        41,217        577,613        906,188
                                                   -----------    -----------    -----------

Net loss                                           $(2,753,244)   $(1,852,851)   $(1,399,881)
                                                   ===========    ===========    ===========


(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $1,444,277, $6,336,652 and $0 for the years ended March 15, 2004, 2003, and 2002, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                           Year Ended March 15,
                                                -----------------------------------------
                                                    2004           2003           2002
                                                -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                        $(2,753,244)   $(1,852,851)   $(1,399,881)
                                                -----------    -----------    -----------

Adjustments to reconcile net loss to net cash
  used in operating activities:
Gain on sale on investment of subsidiary
  partnerships                                            0     (6,497,938)             0
Equity in loss of subsidiary partnerships         1,422,006      7,528,994        872,379
Distribution income from subsidiary
  partnerships                                      (41,217)      (577,613)      (906,188)
(Increase) decrease in assets:
Other assets                                         24,143        (15,344)        66,396
Increase (decrease) in liabilities:
Due to general partners and affiliates              189,724        976,371        689,920
                                                -----------    -----------    -----------

Total adjustments                                 1,594,656      1,414,470        722,507
                                                -----------    -----------    -----------

Net cash used in operating activities            (1,158,588)      (438,381)      (677,374)
                                                -----------    -----------    -----------

Cash flows from investing activities:

Proceeds from sale of investment in
  subsidiaries                                            0        200,000              0
Distributions from subsidiaries                     124,039        854,659      1,027,779
                                                -----------    -----------    -----------

Net cash provided by investing activities           124,039      1,054,659      1,027,779
                                                -----------    -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                    (1,034,549)       616,278        350,405

Cash and cash equivalents, beginning of year      3,637,764      3,021,486      2,671,081
                                                -----------    -----------    -----------

Cash and cash equivalents, end of year          $ 2,603,215    $ 3,637,764    $ 3,021,486
                                                ===========    ===========    ===========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2004


                                                                  Initial Cost to Partnership   Cost Capitalized
                                                                  ---------------------------    Subsequent to
                                                                                Buildings and     Acquisition:
Subsidiary Partnership's Residential Property     Encumbrances       Land       Improvements      Improvements
---------------------------------------------     -------------   -----------   -------------   ----------------
B & C Housing Associates, L.P.
  Tulsa, OK                                       $   6,545,316   $   727,300   $   5,420,791    $   2,802,417
State Street 86 Associates, L.P.
  Camden, NJ                                          6,321,108       861,947      12,460,882          516,613
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                   5,423,350       491,209       6,548,849          593,731
Shiloh Grove L.P. (Mt Vernon) (f)
  Columbus, OH                                        9,749,362       764,874      16,618,743          922,072
Silver Blue Lake Apartments Ltd. (e)
  Miami, FL                                                   0       537,204       4,755,176       (5,292,380)
Lancaster Towers Associates, Ltd.
  Lancaster, NY                                       1,781,042       147,000       3,673,921          816,625
West Kinney Associates, L.P.
  Newark, NJ                                          3,798,412       262,466       6,072,924          598,134
Autumn Park Associates, L.P.
  Wilsonville, OR                                     3,769,774       369,932       2,251,887        3,564,042
Regent Street Associates, L.P.
  Philadelphia, PA                                    3,708,385        40,000       7,387,283          275,779
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                    6,133,004       125,000       8,165,738          892,220
Greenleaf Associates L.P.
  Kansas City, MO                                     4,635,068       695,000       5,125,103          311,941
Alameda Towers, Associates L.P.
  San Juan, PR                                        8,476,018       644,000      15,157,047          885,996
Dixie Apartment Associates, Ltd. (c)
  Miami, FL                                                   0       194,480       1,354,562       (1,549,042)
Ludlam Gardens Apartments, Ltd. (c)
  Miami, FL                                                   0       755,057       3,943,234       (4,698,291)
Grove Parc Associates, L.P. (Woodlawn)
  Chicago, IL                                        11,766,986       600,000       9,386,536       11,606,255
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                                         7,292,712       835,000       6,599,896        6,214,133
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                                  0       618,136      10,973,665      (11,591,801)
Redwood Villa Associates
  San Diego, CA                                       3,801,788             0       5,931,183           98,327
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                   3,812,599           100       7,893,416          408,849
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                                    7,330,000       454,707       7,690,675        2,859,139
Bayridge Associates, L.P.
  Beaverton, OR                                       9,885,415       917,682         488,333       11,590,171



                                                  Gross Amount at which Carried at close of Period
                                                  ------------------------------------------------
                                                                   Buildings and
Subsidiary Partnership's Residential Property         Land         Improvements          Total
---------------------------------------------     -------------    --------------    -------------
B & C Housing Associates, L.P.
  Tulsa, OK                                       $     729,685    $   8,220,823     $   8,950,508
State Street 86 Associates, L.P.
  Camden, NJ                                            864,332        12,975,110       13,839,442
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                     493,594         7,140,195        7,633,789
Shiloh Grove L.P. (Mt Vernon) (f)
  Columbus, OH                                          713,114        17,592,575       18,305,689
Silver Blue Lake Apartments Ltd. (e)
  Miami, FL                                                   0                 0                0
Lancaster Towers Associates, Ltd.
  Lancaster, NY                                         149,385         4,488,161        4,637,546
West Kinney Associates, L.P.
  Newark, NJ                                            264,850         6,668,674        6,933,524
Autumn Park Associates, L.P.
  Wilsonville, OR                                       938,336         5,247,525        6,185,861
Regent Street Associates, L.P.
  Philadelphia, PA                                       42,384         7,660,678        7,703,062
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                      127,384         9,055,574        9,182,958
Greenleaf Associates L.P.
  Kansas City, MO                                       697,384         5,434,660        6,132,044
Alameda Towers, Associates L.P.
  San Juan, PR                                          646,384        16,040,659       16,687,043
Dixie Apartment Associates, Ltd. (c)
  Miami, FL                                                   0                 0                0
Ludlam Gardens Apartments, Ltd. (c)
  Miami, FL                                                   0                 0                0
Grove Parc Associates, L.P. (Woodlawn)
  Chicago, IL                                           602,384        20,990,407       21,592,791
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                                           837,384        12,811,645       13,649,029
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                                  0                 0                0
Redwood Villa Associates
  San Diego, CA                                           2,384         6,027,126        6,029,510
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                     143,846         8,158,519        8,302,365
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                                      457,091        10,547,430       11,004,521
Bayridge Associates, L.P.
  Beaverton, OR                                         920,066        12,076,120       12,996,186


                                                                                                     Life on which
                                                                                                    Depreciation in
                                                                     Year of           Latest       Latest Income
                                                  Accumulated      Construction/        Date         Statement is
Subsidiary Partnership's Residential Property     Depreciation      Renovation        Acquired      Computed (a)(b)
---------------------------------------------     -------------    -------------     ----------     ----------------
B & C Housing Associates, L.P.
  Tulsa, OK                                       $   4,556,674        1987          Dec. 1987      27.5 years
State Street 86 Associates, L.P.
  Camden, NJ                                          8,127,555        1987          Feb. 1988      27.5 years
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                   4,114,341        1987          Mar. 1988      15 to 27.5 years
Shiloh Grove L.P. (Mt Vernon) (f)
  Columbus, OH                                        9,098,921        1987          Feb. 1988      27.5 years
Silver Blue Lake Apartments Ltd. (e)
  Miami, FL                                                   0        1987          Feb. 1988      27.5 years
Lancaster Towers Associates, Ltd.
  Lancaster, NY                                       2,546,309        1987          May 1988       27.5 years
West Kinney Associates, L.P.
  Newark, NJ                                          3,637,297        1983          June 1988      27.5 years
Autumn Park Associates, L.P.
  Wilsonville, OR                                     3,341,893        1988          June 1988      15 to 27.5 years
Regent Street Associates, L.P.
  Philadelphia, PA                                    4,295,462        1987          June 1988      27.5 years
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                    5,460,135        1987          July 1988      27.5 years
Greenleaf Associates L.P.
  Kansas City, MO                                     3,414,509        1987          July 1988      27.5 years
Alameda Towers, Associates L.P.
  San Juan, PR                                        5,862,149        1987          July 1988      40 years
Dixie Apartment Associates, Ltd. (c)
  Miami, FL                                                   0        1987          July 1988      27.5 years
Ludlam Gardens Apartments, Ltd. (c)
  Miami, FL                                                   0        1987          July 1988      27.5 years
Grove Parc Associates, L.P. (Woodlawn)
  Chicago, IL                                         9,738,221        1988          July 1988      27.5 to 31.5 years
2108 Bolton Drive Associates, L.P.
  Atlanta, GA                                         7,572,178        1988          July 1988      15 to 27.5 years
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                                  0        1988          June 1988      28 years
Redwood Villa Associates
  San Diego, CA                                       3,298,198        1988          Sept. 1988     27.5 years
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                   4,852,617        1987          Sept. 1988     27.5 years
Walnut Park Plaza Associates, L.P.
  Philadelphia, PA                                    4,466,102        1988          Sept. 1988     35 years
Bayridge Associates, L.P.
  Beaverton, OR                                       6,390,656        1988          Dec. 1988      15 to 27.5 years


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2004


                                                                  Initial Cost to Partnership   Cost Capitalized
                                                                  ---------------------------    Subsequent to
                                                                                Buildings and     Acquisition:
Subsidiary Partnership's Residential Property     Encumbrances       Land       Improvements      Improvements
---------------------------------------------     -------------   -----------   -------------   ----------------

United-Pennsylvanian, L.P.
  Erie, PA                                            3,270,576       217,000       4,191,327        1,517,878
2051 Grand Concourse Associates, L.P.
  Bronx, NY                                           3,492,288        31,500       5,221,117           63,211
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                           1,462,489         5,750          16,100        2,310,570
Willoughby-Wycoff Housing Associates, L.P.
  Bronx, NY                                           4,091,290        17,000          47,600        6,173,703
Robin Housing
  Bronx, NY                                           5,068,769        26,750          70,700        8,188,254
Lund Hill Associates, L.P.
  Superior, WI                                        3,093,888       205,000       4,877,828          980,518
Tanglewood Apartments, L.P.
  Joplin, MO                                          2,896,073       114,932       5,233,022          106,732
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                     3,530,320       215,181       6,403,141          217,102
Penn Alto Associates, L.P.
  Altoona, PA                                         3,763,117        60,000       2,731,082        9,114,581
Sartain School Venture, L.P.
  Philadelphia, PA                                    1,901,012         3,883       3,486,875          154,258
                                                  -------------   -----------   -------------    -------------
                                                  $ 136,800,161   $10,938,090   $ 180,178,636    $  50,651,737
                                                  =============   ===========   =============    =============


                                                  Gross Amount at which Carried at close of Period
                                                  ------------------------------------------------
                                                                   Buildings and
Subsidiary Partnership's Residential Property         Land         Improvements          Total
---------------------------------------------     -------------    --------------    -------------

United-Pennsylvanian, L.P.
  Erie, PA                                              219,385         5,706,820        5,926,205
2051 Grand Concourse Associates, L.P.
  Bronx, NY                                              33,885         5,281,943        5,315,828
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                               8,135         2,324,285        2,332,420
Willoughby-Wycoff Housing Associates, L.P.
  Bronx, NY                                              19,386         6,218,917        6,238,303
Robin Housing
  Bronx, NY                                              29,136         8,256,568        8,285,704
Lund Hill Associates, L.P.
  Superior, WI                                          207,900         5,855,446        6,063,346
Tanglewood Apartments, L.P.
  Joplin, MO                                            117,832         5,336,854        5,454,686
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                       267,233         6,568,191        6,835,424
Penn Alto Associates, L.P.
  Altoona, PA                                            93,905        11,811,758       11,905,663
Sartain School Venture, L.P.
  Philadelphia, PA                                        9,126         3,635,890        3,645,016
                                                  -------------    --------------    -------------
                                                  $   9,635,910    $  232,132,553    $ 241,768,463
                                                  =============    ==============    =============


                                                                                                     Life on which
                                                                                                    Depreciation in
                                                                     Year of           Latest       Latest Income
                                                  Accumulated      Construction/        Date         Statement is
Subsidiary Partnership's Residential Property     Depreciation      Renovation        Acquired      Computed (a)(b)
---------------------------------------------     -------------    -------------     ----------     ----------------

United-Pennsylvanian, L.P.
  Erie, PA                                            3,922,460        1988          Dec. 1988      15 to 25 years
2051 Grand Concourse Associates, L.P.
  Bronx, NY                                           2,898,013        1986          Nov. 1988      27.5 years
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                           1,262,478        1986          Nov. 1988      27.5 years
Willoughby-Wycoff Housing Associates, L.P.
  Bronx, NY                                           3,395,281        1987          Nov. 1988      27.5 years
Robin Housing
  Bronx, NY                                           4,522,968        1986          Nov. 1988      27.5 years
Lund Hill Associates, L.P.
  Superior, WI                                        2,246,925        1988          Jan. 1989      20 to 40 years
Tanglewood Apartments, L.P.
  Joplin, MO                                          3,043,392        1988          Oct. 1988      27.5 years
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                     2,398,846        1988          Mar. 1989      20 to 40 years
Penn Alto Associates, L.P.
  Altoona, PA                                         5,554,959        1989          June 1989      27.5 years
Sartain School Venture, L.P.
  Philadelphia, PA                                    1,260,168        1989          Aug. 1990      15 to 40 years
                                                  -------------
                                                  $ 121,278,707
                                                  =============


(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over their estimated useful lives ranging from 3 to 20 years.
(c) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2003. See Note 11 in Item 8, Financial Statements and Supplementary Data.
(d) The Partnership's Local Partnership Interests in this Local Partnership was sold during the fiscal year ended March 15, 2003. See Note 11 in Item 8., Financial Statements and Supplementary Data.
(e) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2004. See Note 11 in Item 8, Financial Statements and Supplementary Data.
(f) The Partnership recorded the transfer of the deed in lieu of foreclosure to Bryden Road, a property owned by Shiloh. See Note 11 in Item 8, Financial Statements and Supplementary Data.


                                        Cost of Property and Equipment                        Accumulated Depreciation
                                 -----------------------------------------------   -----------------------------------------------
                                                                       Year Ended March 15,
                                 -------------------------------------------------------------------------------------------------
                                      2004             2003             2002            2004             2003             2002
                                 -------------    -------------    -------------   -------------    -------------    -------------
Balance at beginning of period   $ 252,495,672    $ 261,867,252    $ 259,617,963   $ 118,952,648    $ 117,564,191    $ 108,754,135
Additions during period:
Improvements                         2,100,148        3,112,269        2,249,289
Depreciation expense                                                                   8,410,800        7,905,317        8,810,056
Deduction during period:
Dispositions                       (12,827,357)     (12,483,849)               0      (6,084,741)      (6,516,860)               0
                                 -------------    -------------    -------------   -------------    -------------    -------------
Balance at end of period         $ 241,768,463    $ 252,495,672    $ 261,867,252   $ 121,278,707    $ 118,952,648    $ 117,564,191
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