Form 10-Q
period 2004-06-15
LIBERTY TAX CREDIT PLUS LP
filed 2004-07-22
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended June 15, 2004

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
                                   (Unaudited)

                                               =============      =============
                                                  June 15,          March 15,
                                                   2004               2004
                                               -------------      -------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $110,986,616 and $121,278,707
  respectively                                 $ 106,328,614      $ 120,489,756
Property and equipment -
  held for sale, net of accumulated
  depreciation of $7,572,358 and $0                6,076,671                  0
Cash and cash equivalents                          4,644,172          5,224,728
Cash held in escrow                               15,309,283         15,550,003
Accounts receivable - tenants                        395,020            938,800
Deferred costs - net of accumulated
  amortization of $2,051,102
  and $2,394,139, respectively                     2,248,521          2,609,060
Other assets                                       1,560,343          1,373,958
                                               -------------      -------------
Total assets                                   $ 136,562,624      $ 146,186,305
                                               =============      =============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                               =============      =============
                                                  June 15,          March 15,
                                                   2004               2004
                                               -------------      -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                       $ 128,841,360      $ 136,800,161
  Accounts payable and other
   liabilities                                    12,373,455         14,571,500
  Due to local general partners and
   affiliates                                     20,274,461         19,979,284
  Due to general partners and
   affiliates                                      8,837,225          8,568,329
  Due to selling partners                          1,292,934          1,292,934
                                               -------------      -------------
Total liabilities                                171,619,435        181,212,208
                                               -------------      -------------


Minority interest                                    628,895          1,654,689
                                               -------------      -------------

Commitments and contingencies
  (Note 4)

Partners' deficit:
  Limited partners (15,987.5 BACs
   issued and outstanding)                       (34,599,005)       (35,583,942)
  General partners                                (1,086,701)        (1,096,650)
                                               -------------      -------------
Total partners' deficit                          (35,685,706)       (36,680,592)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $ 136,562,624      $ 146,186,305
                                               =============      =============

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 ==============================
                                                       Three Months Ended
                                                            June 15,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------------------------
Revenues
Rental income                                    $  7,950,362      $  8,394,143
Other                                                 262,767           318,448
Gain on sale of properties (Note 3)                 2,504,461         1,285,639
                                                 ------------      ------------
                                                   10,717,590         9,998,230
                                                 ------------      ------------
Expenses
General and administrative                          1,450,241         1,448,792
General and administrative-
  related parties (Note 2)                            584,382           640,705
Repairs and maintenance                             2,052,396         1,670,458
Operating and other                                 1,406,383         1,470,087
Taxes                                                 374,231           361,116
Insurance                                             453,550           463,593
Financial                                           2,525,975         2,641,742
Depreciation and amortization                       1,874,634         2,093,887
                                                 ------------      ------------

Total expenses                                     10,721,792        10,790,380
                                                 ------------      ------------

Loss before minority
  interest                                             (4,202)         (792,150)

Minority interest in loss of
  subsidiaries                                        999,088           230,706
                                                 ------------      ------------

Net income (loss)                                $    994,886      $   (561,444)
                                                 ============      ============

Net income (loss) - limited partners             $    984,937      $   (555,830)
                                                 ============      ============

Number of BACs outstanding                           15,987.5          15,987.5
                                                 ============      ============

Net income (loss) per BAC                        $      61.61      $     (34.77)
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                             ==================================================
                                                  Limited            General
                                Total             Partners           Partners
                             --------------------------------------------------
Partners'
  deficit -
  March 16, 2004             $(36,680,592)      $(35,583,942)      $ (1,096,650)

Net income                        994,886            984,937              9,949
                             ------------       ------------       ------------

Partners'
  deficit -
  June 15, 2004              $(35,685,706)      $(34,599,005)      $ (1,086,701)
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 15,
                                                   ----------------------------
                                                       2004            2003
                                                   ----------------------------
Net income (loss)                                  $    994,886    $   (561,444)

Adjustments to reconcile net income
  (loss) to net cash (used in) provided
  by operating activities:

Gain on sale of properties (Note 3)                  (2,504,461)     (1,285,639)
Depreciation and amortization                         1,874,634       2,093,887
Minority interest in loss of
  subsidiaries                                         (999,088)       (230,706)
Decrease in accounts
  receivable-tenants                                    525,375         143,274
(Increase) decrease in other assets                    (186,385)        185,299
Increase in accounts payable and
  other liabilities                                     105,140         267,021
Increase in due to general partners
  and affiliates                                        297,229         107,808
(Increase) decrease in cash held
  in escrow                                            (203,835)        198,829
                                                   ------------    ------------

Net cash (used in) provided by
  operating activities                                  (96,505)        918,329
                                                   ------------    ------------

Cash flows from investing activities:

Proceeds from sales                                           0         764,997
Decrease (increase) in cash held in
  escrow                                                 76,596        (666,425)
Improvements to property and
  equipment                                            (200,317)       (346,922)
                                                   ------------    ------------

Net cash used in investing activities                  (123,721)       (248,350)
                                                   ------------    ------------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 15,
                                                   ----------------------------
                                                       2004            2003
                                                   ----------------------------
Cash flows from financing activities:

Repayments of mortgage notes                           (628,801)     (1,151,301)
Increase in due to local general
  partners and affiliates                               384,334         736,776
Decrease in due to local general
  partners and affiliates                               (89,157)       (866,764)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                     (26,706)        (13,568)
                                                   ------------    ------------

Net cash used in
  financing activities                                 (360,330)     (1,294,857)
                                                   ------------    ------------

Net decrease in cash and cash
  equivalents                                          (580,556)       (624,878)

Cash and cash equivalents at
  beginning of period                                 5,224,728       6,067,262
                                                   ------------    ------------

Cash and cash equivalents at
  end of period                                    $  4,644,172    $  5,442,384
                                                   ============    ============

Supplemental disclosures of noncash
  investing and financing activities:

Increase in property  and  equipment -
  held for sale,  net of  accumulated  dep-
  reciation, reclassified from property
  and equipment                                    $  6,076,671    $ 11,805,319

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 15,
                                                   ----------------------------
                                                       2004            2003
                                                   ----------------------------
Summarized below are the components
  of the gain on sale of properties:

Decrease in property and
  equipment, net of accumulated                       6,456,523       3,734,861
Decrease in mortgage notes payable                   (7,330,000)     (3,757,743)
Decrease in due to general partner
  and affiliates                                        (28,333)        (27,500)
Decrease in due to local general
  partner and affiliates                                      0        (470,260)
Decrease in cash held in escrow                         367,959               0
Decrease in rents receivable                             18,405               0
Decrease in accounts payable and
  other liabilities                                  (2,303,185)              0
Decrease in deferred costs                              314,170               0

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 15, 2004 and 2003, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 27 and 30 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "local general partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 2004 and March 15, 2004 and the results of operations and cash flows for the three months ended June 15, 2004 and 2003. However, the operating results and cash flows for the three months ended June 15, 2004 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2004.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2004
                                   (Unaudited)


Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregate approximately $0 for each of the three month periods ended June 15, 2004 and 2003. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2004
                                   (Unaudited)


The costs incurred to related parties for the three months ended June 15, 2004 and 2003 were as follows:

                                                            Three Months Ended
                                                                  June 15,
                                                           ---------------------
                                                             2004         2003
                                                           ---------------------
Partnership management fees (a)                            $261,750     $269,250
Expense reimbursement (b)                                    30,314       23,767
Property management fees incurred to
  affiliates of the General Partners (c)                     23,653       27,441
Local administrative fee (d)                                 13,000       14,000
                                                           --------     --------

Total general and administrative
  General Partners                                          328,717      334,458
                                                           --------     --------

Property management fees incurred to
  affiliates of the local general partners (c)              255,665      306,247
                                                           --------     --------

Total general and administrative-related
  parties                                                  $584,382     $640,705
                                                           ========     ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $8,173,000 and $7,911,000 were accrued and unpaid as of June 15, 2004 and March 15, 2004, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2004
                                   (Unaudited)


partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $120,000 and $90,000 were accrued and unpaid as of June 15, 2004 and March 15, 2004, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $467,430 and $455,660 for the three months ended June 15, 2004 and 2003, respectively. Of these fees, $255,665 and $306,247 were incurred to affiliates of the local general partners. In addition, $23,653 and $27,441 were incurred to affiliates of the General Partners.

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

On March 31, 2004, the property and the related assets and liabilities of Walnut Park Plaza ("Walnut") were sold to the Local General Partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately $7,732,000 resulting in a gain of approximately $2,504,000. The sale resulted in the liquidation of Walnut.

On March 2, 2004, the Partnership signed a "Letter of Intent" with an unaffiliated third party to purchase the Partnership's limited partnership interest in Bayridge Associates, L.P. ("Bayridge") for a purchase price of $1,100,000 plus the assumption of the existing debt. The closing is expected to occur in 2006. No assurances can be given that the sale will actually occur.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2004
                                   (Unaudited)



On May 19, 2003, the property and the related assets and liabilities of Silver Blue Lake Apts. LTD ("Silver Blue") were sold to an unaffiliated third party for a purchase price of $3,500,000 resulting in a gain of approximately $408,000 which was recognized in the quarter ended September 15, 2003. Accrued interest on a note related to the Local Partnership was forgiven resulting in forgiveness of indebtedness income of approximately $114,000 which was recognized during the quarter ended September 15, 2003. The sale resulted in the liquidation of Silver Blue.

On March 16, 2003, the deed in lieu of foreclosure to Bryden Road, one of the properties owned by Shiloh Grove, L.P. ("Shiloh"), was transferred to an unaffiliated third party. The outstanding mortgage balance paid by the third party on the day of transfer was $189,871 resulting in a gain of approximately $104,000, which was recognized during the fourth quarter ended March 15, 2004.

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


Note 4 - Commitments and Contingencies

Redwood Villa Associates, L.P.
------------------------------
Redwood Villa Associates, L.P. ("Redwood") has sustained operating losses since its inception, and at June 15, 2004 had a partners' deficit of approximately $1,728,000. Redwood has been able to defer ground lease payments that are due to a related party. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations or provide future capital contributions.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2004
                                   (Unaudited)


Autumn Park Associates, L.P.
----------------------------
As of June 15, 2004, Autumn Park Associates, L.P.'s ("Autumn Park") total liabilities exceeded its total assets by approximately $861,000. Autumn Park faces uncertain conditions regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies and debt service requirements. Autumn Park's management has developed and implemented a plan to improve tenant selection in order to reduce turnovers and vacancies. The management is developing a plan to refinance the mortgage to reduce its annual debt service obligation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. As of June 15, 2004, the properties and the related assets and liabilities of four Local Partnerships and the limited partnership interest in one Local Partnership were sold. For a discussion of these sales of the Local Partnerships, see Note 3 to the financial statements.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds, although minimal, are available to meet the obligations of the Partnership. During the three months ended June 15, 2004 and 2003, such distributions amounted to approximately $113,000 and $29,000, respectively. In addition, partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $8,294,000 and $8,001,000 were accrued and unpaid as of June 15, 2004 and March 15, 2004, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so.

For the three months ended June 15, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $581,000. This decrease is attributable to net cash used in operating activities ($97,000), improvements to property and equipment ($200,000), principal repayment of mortgage notes ($629,000), and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($27,000) which exceeded a decrease in cash held in escrow ($77,000) and a net increase in due to local general partners and their affiliates ($295,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately ($1,875,000) and gain on sale of properties of approximately ($2,504,000).

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. For the three months ended June 15, 2004, the Partnership has recorded property and equipment net of accumulated depreciation of $6,076,671 as held for sale.

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

Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended June 15, 2004 and 2003, excluding gain on sale of properties, repairs and maintenance and capital events with respect to Ludlam, Dixie, Silver Blue, Bryden Road and Walnut, which sold their respective properties and the related assets and liabilities (the "Sold Assets"). The results of operations for the three months ended June 15, 2004 and 2003 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased approximately 5% for the three months ended June 15, 2004 as compared to the corresponding period in 2003. Excluding the Sold Assets, rental income remained fairly consistent with a decrease of approximately 3% for the three months ended June 15, 2004 as compared to the corresponding period in 2003, primarily due to a grant received by one Local Partnership in 2003 and increased vacancy at a second and third Local Partnership.

Repairs and maintenance increased approximately $382,000 for the three months ended June 15, 2004 as compared to the corresponding period in 2003. Excluding the Sold Assets, repairs and maintenance increased approximately $423,000, primarily due to rehabilitation of the apartments including sliding patio doors and new roofing at one Local Partnership, increased repairs and overtime expense due to a fire at a second Local Partnership and increased turnovers at a third Local Partnership.

Other income and depreciation and amortization decreased approximately $56,000 and $219,000, respectively, for the quarter ended June 15, 2004 as compared to the corresponding period in 2003, primarily due to decreases related to the Sold Assets.

Gains on sale of properties will continue to fluctuate as a result of the disposition of properties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

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

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

           (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (32.1) Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
                  and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                             By: RELATED CREDIT PROPERTIES L.P.,
                                 a General Partner

                                 By: Related Credit Properties Inc.,
                                     its General Partner

Date: July 22, 2004
                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         President and Chief Executive
                                         Officer
                                         (Principal Executive and Financial
                                         Officer)

Date: July 22, 2004
                                     By: /s/ Glenn F. Hopps
                                         ------------------
                                         Glenn F. Hopps,
                                         Treasurer
                                         (Principal Accounting Officer)

                             By: LIBERTY ASSOCIATES III, L.P.,
                                 a General Partner

                                 By: Related Credit Properties L.P.,
                                     its General Partner

                                     By: Related Credit Properties Inc.,
                                         its General Partner

Date: July 22, 2004
                                         By: /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes,
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive and
                                             Financial Officer)

Date: July 22, 2004
                                         By: /s/ Glenn F. Hopps
                                             ------------------
                                             Glenn F. Hopps,
                                             Treasurer
                                             (Principal Accounting
                                             Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(a) OR RULE 15D-14(a)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 15, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 15, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

         a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.



                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes
                                 Principal Executive Officer and
                                 Principal Financial Officer
                                 July 22, 2004

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13A-14(b) OR RULE 15D-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                             CODE ("18 U.S.C. 1350")


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 15, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and Principal Financial Officer
    July 22, 2004