Form 10-Q
period 2004-09-15
LIBERTY TAX CREDIT PLUS LP
filed 2004-10-21
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X       QUARTERLY REPORT PURSUANT TO SECTION  13  OR  15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934



For the quarterly period ended September 15, 2004

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION  13 OR  15(d) OF  THE SECURITIES
-----     EXCHANGE ACT OF 1934



                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
                          ============================
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
                                   (Unaudited)


                                                  ============      ============
                                                  September 15,       March 15,
                                                      2004              2004
                                                  ------------      ------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $112,970,558 and $121,278,707
  respectively                                    $105,437,253      $120,489,756
Property and equipment -
  held for sale, net of accumulated
  depreciation of $7,572,358 and $0                  6,076,671                 0
Cash and cash equivalents                            4,697,677         5,524,728
Cash held in escrow                                 15,284,831        15,550,003
Accounts receivable - tenants                          481,697           938,800
Deferred costs - net of accumulated
  amortization of $2,090,589
  and $2,394,139, respectively                       2,209,034         2,609,060
Other assets                                         1,887,766         1,373,958
                                                  ------------      ------------
Total assets                                      $136,074,929      $146,186,305
                                                  ============      ============


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)


                                               =============      ==============
                                               September 15,         March 15,
                                                   2004                2004
                                               ------------       --------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                       $ 128,168,874      $ 136,800,161
  Accounts payable and other
   liabilities                                    13,608,182         14,571,500
  Due to local general partners and
   affiliates                                     20,635,659         19,979,284
  Due to general partners and
   affiliates                                      9,366,810          8,568,329
  Due to selling partners                          1,292,934          1,292,934
                                               -------------      -------------
Total liabilities                                173,072,459        181,212,208
                                               -------------      -------------


Minority interest                                    548,151          1,654,689
                                               -------------      -------------

Commitments and contingencies
  (Note 4)

Partners' deficit:
  Limited partners (15,987.5 BACs
   issued and outstanding)                       (36,440,380)       (35,583,942)
  General partners                                (1,105,301)        (1,096,650)
                                               -------------      -------------
Total partners' deficit                          (37,545,681)       (36,680,592)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $ 136,074,929      $ 146,186,305
                                               =============      =============

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                             ============================    ============================
                                  Three Months Ended               Six Months Ended
                                     September 15,                   September 15,
                             ----------------------------    ----------------------------
                                 2004            2003            2004            2003
                             ----------------------------    ----------------------------

Revenues
Rental income                $  7,900,642    $  8,390,022    $ 15,851,004    $ 16,784,165
Other                             289,988         337,544         552,755         655,992
Gain on sale of
  properties (Note 3)              20,446         522,560       2,524,907       1,808,199
                             ------------    ------------    ------------    ------------

                                8,211,076       9,250,126      18,928,666      19,248,356
                             ------------    ------------    ------------    ------------
Expenses
General and
  administrative                1,330,400       1,676,753       2,780,641       3,125,545
General and
  administrative-
  related parties
  (Note 2)                        653,050         658,731       1,237,432       1,299,436
Repairs and
  maintenance                   1,895,770       1,848,639       3,948,166       3,519,097
Operating and other             1,082,697       1,301,745       2,489,080       2,771,832
Taxes                             344,070         379,577         718,301         740,693
Insurance                         478,007         447,290         931,557         910,883
Financial                       2,233,921       2,610,281       4,759,896       5,252,023
Depreciation and
amortization                    2,060,567       2,138,802       3,935,201       4,232,689
                             ------------    ------------    ------------    ------------

Total expenses                 10,078,482      11,061,818      20,800,274      21,852,198
                             ------------    ------------    ------------    ------------

Loss before minority
  interest                     (1,867,406)     (1,811,692)     (1,871,608)     (2,603,842)

Minority interest
  in loss of
  subsidiaries                      7,431         233,316       1,006,519         464,022
                             ------------    ------------    ------------    ------------

Net loss                     $ (1,859,975)   $ (1,578,376)   $   (865,089)   $ (2,139,820)
                             ============    ============    ============    ============

Net loss - limited
  partners                   $ (1,841,375)   $ (1,562,592)   $   (856,438)   $ (2,118,422)
                             ============    ============    ============    ============

Number of BACs
  outstanding                    15,987.5        15,987.5        15,987.5        15,987.5
                             ============    ============    ============    ============

Net loss per BAC             $    (115.18)   $     (97.73)   $     (53.57)   $    (132.50)
                             ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                               ============      ============      =============
                                                   Limited           General
                                  Total            Partners          Partners
                               ------------      ------------      -------------
Partners' deficit -
  March 16, 2004               $(36,680,592)     $(35,583,942)     $ (1,096,650)

Net loss                           (865,089)         (856,438)           (8,651)
                               ------------      ------------      ------------

Partners' deficit -
  September 15, 2004           $(37,545,681)     $(36,440,380)     $ (1,105,301)
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                         Six Months Ended
                                                           September 15,
                                                   ----------------------------
                                                       2004             2003
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $  (865,089)     $(2,139,820)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
Gain on sale of properties (Note 3)                 (2,524,907)      (1,808,199)
Depreciation and amortization                        3,935,201        4,232,689
Minority interest in loss of
  subsidiaries                                      (1,006,519)        (464,022)
Decrease in accounts
  receivable-tenants                                   438,698          107,842
Increase in other assets                              (513,808)        (196,319)
Increase in accounts payable and
  other liabilities                                    928,232        1,114,998
Increase in due to general partners
  and affiliates                                       826,814          373,547
(Increase) decrease  in cash held
  in escrow                                           (436,956)           5,068
                                                   -----------      -----------

Net cash provided by operating
  activities                                           781,666        1,225,784
                                                   -----------      -----------

Cash flows from investing activities:
Proceeds from sale of properties                             0          504,984
Decrease (increase) in cash held
  in escrow                                            334,169          (32,125)
Improvements to property and
  equipment                                           (897,955)        (638,555)
                                                   -----------      -----------

Net cash used in investing activities                 (563,786)        (165,696)
                                                   -----------      -----------


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                         Six Months Ended
                                                           September 15,
                                                   ----------------------------
                                                       2004             2003
                                                   ----------------------------
Cash flows from financing activities:
Repayments of mortgage notes                          (1,301,287)    (1,794,327)
Increase in due to local general
  partners and affiliates                                791,391        505,636
Decrease in due to local general
  partners and affiliates                               (135,016)      (795,163)
(Decrease) increase in capitalization
  of consolidated subsidiaries
  attributable to minority interest                     (100,019)       167,491
                                                     -----------    -----------

Net cash used in
  financing activities                                  (744,931)    (1,916,363)
                                                     -----------    -----------

Net decrease in cash and cash
  equivalents                                           (527,051)      (856,275)

Cash and cash equivalents at
  beginning of period                                  5,224,728      6,067,262
                                                     -----------    -----------

Cash and cash equivalents at
  end of period                                      $ 4,697,677    $ 5,210,987
                                                     ===========    ===========

Supplemental disclosures of noncash activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                             $ 6,076,671    $ 8,952,525


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                         Six Months Ended
                                                           September 15,
                                                   ----------------------------
                                                       2004             2003
                                                   ----------------------------
Summarized below are the
  components of the gain on sale
  of properties:

Decrease in property and equipment,
  net of accumulated depreciation                  $ 6,024,442      $ 6,565,853
Decrease in mortgage notes payable                  (7,330,000)      (6,377,743)
Decrease in due to general partners
  and affiliates                                       (28,333)         (45,000)
Decrease in due to local general
  partner and affiliates                                     0         (892,675)
Decrease in cash held in escrow                        367,959                0
Decrease in rents receivable                            18,405                0
Decrease in accounts payable, accrued
  expenses and other liabilities                    (1,891,550)        (553,650)
Decrease in deferred costs                             314,170                0


See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 15, 2004 and 2003, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 27 and 30 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "local general partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 2004, the results of operations for the three and six months ended September 15, 2004 and 2003 and cash flows for the six months ended September 15, 2004 and 2003. However, the operating results and cash flows for the six months ended September 15, 2004 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2004.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2004
                                   (Unaudited)


Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregate approximately $0 for both the three and six months ended September 15, 2004 and 2003, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three and six months ended September 15, 2004 and 2003 were as follows:


                                  Three Months Ended         Six Months Ended
                                     September 15,             September 15,
                               -----------------------   -----------------------
                                  2004         2003         2004         2003
                               -----------------------   -----------------------
Partnership manage-
  ment fees (a)                $  269,250   $  269,250   $  531,000   $  538,500
Expense reimburse-
  ment (b)                         53,930       58,382       84,244       82,149
Property management
  fees incurred to af-
  filiates of the Gen-
  eral Partners (c)                23,653       27,441       47,306       54,882
Local administrative
  fee (d)                          13,000       14,000       26,000       28,000
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partners                359,833      369,073      688,550      703,531
                               ----------   ----------   ----------   ----------
Property manage-
  ment fees
  incurred to affili-
  ates of the local
  general partners (c)            293,217      289,658      548,882      595,905
                               ----------   ----------   ----------   ----------

Total general and
  administrative-
  related parties              $  653,050   $  658,731   $1,237,432   $1,299,436
                               ==========   ==========   ==========   ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2004
                                   (Unaudited)


review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $8,317,000 and $7,911,000 were accrued and unpaid as of September 15, 2004 and March 15, 2004, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $174,000 and $90,000 were accrued and unpaid as of September 15, 2004 and March 15, 2004, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $426,227 and $463,847 and $893,657 and $919,507 for the three and six months ended September 15, 2004 and 2003, respectively. Of these fees, $293,217 and $289,658 and $548,882 and $595,905 were incurred to affiliates of the local general partners. In addition, $23,653 and $27,441 and $47,306 and $54,882 were incurred to affiliates of the General Partners.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

On August 27, 2004, the property and the related assets and liabilities of 2108 Bolton Drive Associated, L.P. ("Bolton") were sold to an unaffiliated third party for $8,891,000, resulting in a gain of approximately $1,500,000 which will be recognized in the financial statements of the Partnership's Form 10-Q for the quarter ended December 15, 2004.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2004
                                   (Unaudited)


On July 30, 2004, the property and the related assets and liabilities of Tanglewood Apartments, L.P. ("Tanglewood") were sold to an unaffiliated third party for $3,425,000, resulting in a gain of approximately $1,189,000 which will be recognized in the financial statements of the Partnership's Form 10-Q for the quarter ended December 15, 2004.

On March 31, 2004, the property and the related assets and liabilities of Walnut Park Plaza ("Walnut") were sold to the Local General Partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately $7,732,000 resulting in a gain of approximately $2,525,000. The sale resulted in the liquidation of Walnut.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2004
                                   (Unaudited)


On January 16, 2003, the property and the related assets and liabilities of Dixie Apartment Associates, LTD. ("Dixie") were sold to an unaffiliated third party for a purchase price of $1,300,000 resulting a gain of approximately $327,000. The sale resulted in the liquidation of Dixie.


Note 4 - Commitments and Contingencies

Redwood Villa Associates, L.P.
------------------------------
Redwood Villa Associates, L.P. ("Redwood") has sustained operating losses since its inception, and at September 15, 2004 had a partners' deficit of approximately $1,573,000. Redwood has been able to defer ground lease payments that are due to a related party. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations or provide future capital contributions.

Autumn Park Associates, L.P.
----------------------------
As of September 15, 2004, Autumn Park Associates, L.P.'s ("Autumn Park") total liabilities exceeded its total assets by approximately $904,000. Autumn Park faces uncertain conditions regarding the deterioration and needed repairs of the buildings, tenants' turnover and vacancies and debt service requirements. Subsequently on September 24, 2004, the property and the related assets and liabilities of Autumn Park were sold. See note 5.

Bayridge Associates, L.P.
-------------------------
Bayridge Associates, L.P. ("Bayridge") has experienced increased vacancy loss and recurring concessions over the past year due to the continuing soft rental market in the Portland, OR area. Management of the property changed during the quarter. They are working to make all vacant units market ready and hope to improve occupancy during the next year.


Note 5 - Subsequent Event

On September 24, 2004, the property and the related assets and liabilities of Autumn Park were sold to an unaffiliated third party for $1,050,000 resulting in a gain of approximately $1,925,000 which will be recognized in the financial statements of the Partnership's Form 10-Q for the quarter ended December 15, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resouces
------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. As of September 15, 2004, the properties and the related assets and liabilities of six Local Partnerships and the limited partnership interest in one Local Partnership were sold. For a discussion of the sale of the Local Partnerships, see Note 3 to the financial statements.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds, although minimal, are available to meet the obligations of the Partnership. During the six months ended September 15, 2004 and 2003, such distributions amounted to approximately $438,000 and $78,000, respectively. In addition, partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $8,492,000 and $8,001,000 were accrued and unpaid as of September 15, 2004 and March 15, 2004, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so.

For the six months ended September 15, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $527,000. This decrease is attributable to improvements to property and equipment ($898,000), principal repayment of mortgage notes ($1,301,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($100,000) which exceeded net cash provided by operating activities ($782,000), a decrease in cash held in escrow relating to investing activities ($334,000) and a net increase in due to local general partners and affiliates relating to financing activities ($656,000). Included in adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately ($3,935,000) and gain on sale of properties of ($2,525,000).

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. For the six months ended September 15, 2004, the Partnership has recorded property and equipment net of accumulated depreciation of $6,076,671 as held for sale.

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

Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended September 15, 2004 and 2003, excluding gain on sale of properties, repairs and maintenance, insurance and capital events with respect to Ludlam, Dixie, Silver Blue, Bryden Road and Walnut, which sold their respective properties and the related assets and liabilities (the "Sold Assets"). The results of operations for the three and six months ended September 15, 2004 and 2003 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased approximately 6% for both the three and six months ended September 15, 2004 as compared to the corresponding periods in 2003. Excluding the Sold Assets, rental income decreased 1% and 2% for the three and six months ended September 15, 2004 and 2003, respectively, primarily due to a grant received by one Local Partnership in 2003 and increased vacancy and recurring concessions at a second Local Partnership (See note 4).

Other income decreased approximately $48,000 and $103,000 for the three and six months ended September 15, 2004 as compared to the corresponding periods in 2003, primarily due to decreases relating to the Sold Assets.

General and administrative decreased approximately $346,000 and $345,000 for the three and six months ended September 15, 2004 as compared to the corresponding periods in 2003. Excluding the Sold Assets, general and administrative decreased approximately $216,000 and $101,000 primarily due to the termination of two employee positions at one Local Partnership.

Repairs and maintenance increased approximately $429,000 for the six months ended September 15, 2004 as compared to the corresponding period in 2003. Excluding the Sold Assets, repairs and maintenance increased approximately $570,000, primarily due to increased security, general repairs and decorating expense at one Local Partnership, increased repairs and overtime expense due to a fire at a second Local Partnership and increased repair contracts at several other Local Partnerships.

Insurance increased approximately $31,000 and $21,000 for the three and six months ended September 15, 2004 as compared to the corresponding periods in 2003. Excluding the Sold Assets, insurance increased approximately $64,000 and $100,000, primarily due to an increase in insurance premiums at the Local Partnerships.

Operating and financial decreased approximately $219,000 and $283,000 and $376,000 and $492,000 for the three and six months ended September 15, 2004 as compared to the corresponding periods in 2003, primarily due to decreases relating to the Sold Assets.

Gains on sale of properties will continue to fluctuate as a result of the disposition of properties.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

       (3A) Limited Partnership Agreement of Liberty Tax Credit Plus L.P. dated October 9, 1987**

       (3B) Form of Amended and Restated Agreement of Partnership of Liberty Tax Credit Plus L.P. (attached to Prospectus as Exhibit A)**

       (3C) Certificate of Limited Partnership of Liberty Tax Credit Plus L.P., together with amendments filed September 14, 1987 and October 8, 1987**

       (10A) Form of Subscription  Agreement  (attached to Prospectus as Exhibit
B)**

       (10B) Form of Purchase Agreement for purchase of Local Partnership Interests**

       (10C) Form of Local Partnership Agreement**

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                    By: RELATED CREDIT PROPERTIES L.P.,
                        a General Partner

                        By:Related Credit Properties Inc.,
                           its General Partner

Date: October 21, 2004
                           By:/S/ ALAN P. HIRMES
                              ------------------
                              Alan P. Hirmes,
                              President and Chief Executive
                              Officer
                              (Principal Executive and Financial
                              Officer)

Date: October 21, 2004
                           By:/S/ GLENN F. HOPPS
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (Principal Accounting Officer)

                    By: LIBERTY ASSOCIATES III, L.P.,
                        a General Partner

                        By:Related Credit Properties L.P.,
                           its General Partner

                           By:Related Credit Properties Inc.,
                              its General Partner

Date: October 21, 2004
                              By:  /S/ ALAN P. HIRMES
                                   ------------------
                                   Alan P. Hirmes,
                                   President and Chief
                                   Executive Officer
                                   (Principal Executive and
                                   Financial Officer)

Date: October 21, 2004
                              By:  /S/ GLENN F. HOPPS
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (Principal Accounting
                                   Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 15, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 15, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



                          By: /S/ ALAN P. HIRMES
                              ------------------
                              Alan P. Hirmes
                              Principal Executive Officer and
                              Principal Financial Officer
                              October 21, 2004

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                             CODE ("18 U.S.C. 1350")


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 15, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /S/ ALAN P. HIRMES
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     October 21, 2004