Form 10-Q
period 2004-12-15
LIBERTY TAX CREDIT PLUS LP
filed 2005-01-28
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended December 15, 2004

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 0-17015


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3446500
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                 10022
--------------------------------------                            --------------
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
                                   (Unaudited)

                                               =============      =============
                                                December 15,         March 15,
                                                   2004                2004
                                               -------------      -------------
ASSETS
Property and equipment, at cost,
  net of accumulated depreciation
  of $108,236,516 and $121,278,707
  respectively                                 $  98,332,554      $ 120,489,756
Cash and cash equivalents                          5,648,193          5,224,728
Cash held in escrow                               15,091,801         15,550,003
Accounts receivable - tenants                        648,350            938,800
Deferred costs - net of accumulated
  amortization of $1,924,407
  and $2,394,139, respectively                     1,994,791          2,609,060
Other assets                                       1,756,085          1,373,958
                                               -------------      -------------
Total assets                                   $ 123,471,774      $ 146,186,305
                                               =============      =============

                         LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                               =============      =============
                                                December 15,         March 15,
                                                   2004                2004
                                               -------------      -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                       $ 113,710,039      $ 136,800,161
  Accounts payable and other
   liabilities                                    13,193,788         14,571,500
  Due to local general partners and
   affiliates                                     20,454,392         19,979,284
  Due to general partners and
   affiliates                                      9,095,460          8,568,329
  Due to selling partners                          1,292,934          1,292,934
                                               -------------      -------------
Total liabilities                                157,746,613        181,212,208
                                               -------------      -------------

Minority interest                                    965,259          1,654,689
                                               -------------      -------------

Commitments and contingencies
  (Note 4)

Partners' deficit:
  Limited partners (15,987.5 BACs
   issued and outstanding)                       (34,157,853)       (35,583,942)
  General partners                                (1,082,245)        (1,096,650)
                                               -------------      -------------
Total partners' deficit                          (35,240,098)       (36,680,592)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $ 123,471,774      $ 146,186,305
                                               =============      =============


See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                             ============================    ============================
                                 Three Months Ended                Nine Months Ended
                                      December 15,                     December 15,
                             ----------------------------    ----------------------------
                                 2004            2003*           2004            2003*
                             ----------------------------    ----------------------------
Operations:

Revenues
Rental income                $  7,105,917    $  7,041,993    $ 21,086,032    $ 21,321,475
Other                             173,933         311,136         663,785         832,995
                             ------------    ------------    ------------    ------------
                                7,279,850       7,353,129      21,749,817      22,154,470
                             ------------    ------------    ------------    ------------
Expenses
General and
  administrative                1,158,880       1,197,930       3,554,688       3,727,967
General and
  administrative-
  related parties
  (Note 2)                        581,188         600,003       1,726,471       1,774,756
Repairs and
  maintenance                   1,685,556       1,758,194       5,157,909       4,752,257
Operating and
  other                           762,143         744,679       2,957,968       3,056,379
Taxes                             371,762         445,620         975,744       1,025,543
Insurance                         431,684         394,036       1,213,997       1,109,934
Financial                       2,246,168       2,294,096       6,349,543       6,609,660
Depreciation and
  amortization                  1,891,488       1,632,923       5,509,936       4,898,761
                             ------------    ------------    ------------    ------------

Total expenses                  9,128,869       9,067,481      27,446,256      26,955,257
                             ------------    ------------    ------------    ------------

Loss from operations
  before minority
  interest                     (1,849,019)     (1,714,352)     (5,696,439)     (4,800,787)

Minority interest
  in loss of
  subsidiaries from
  operations                        5,493           4,272          14,848           7,324
                             ------------    ------------    ------------    ------------

Loss from operations           (1,843,526)     (1,710,080)     (5,681,591)     (4,793,463)
                             ------------    ------------    ------------    ------------

Discontinued operations:

Income (loss) from
  discontinued
  operations (including
  gain on sale of
  properties) (Note 6)          4,149,109        (490,496)      7,122,085         453,067
                             ------------    ------------    ------------    ------------

Net income (loss)            $  2,305,583    $ (2,200,576)   $  1,440,494    $ (4,340,396)
                             ============    ============    ============    ============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                             ============================    ============================
                                 Three Months Ended                Nine Months Ended
                                      December 15,                     December 15,
                             ----------------------------    ----------------------------
                                 2004            2003*           2004            2003*
                             ----------------------------    ----------------------------


Loss from operations -
   limited partners            (1,825,090)     (1,692,979)     (5,624,775)     (4,745,528)

Income (loss) from
  discontinued oper-
  ations (including gain
  on sale of properties) -
  limited partners              4,107,617        (485,591)      7,050,864         448,536
                             ------------    ------------    ------------    ------------

Net income (loss) -
  limited partners           $  2,282,527    $ (2,178,570)   $  1,426,089    $ (4,296,992)
                             ============    ============    ============    ============

Number of BACs
  outstanding                    15,987.5        15,987.5        15,987.5        15,987.5
                             ============    ============    ============    ============

Loss from operations
  per BAC                         (114.16)        (105.90)        (351.82)        (296.83)

Income (loss) from
  discontinued
  operations (including
  gain on sale of prop-
  erties) per BAC                  256.93          (30.37)         441.02           28.06
                             ------------    ------------    ------------    ------------

Net income (loss)
  per BAC                    $     142.77    $    (136.27)   $      89.20    $    (268.77)
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                      ============================================
                                        Limited         General
                         Total          Partners        Partners
                      --------------------------------------------
Partners' deficit -
  March 16, 2004      $(36,680,592)   $(35,583,942)   $ (1,096,650)

Net income               1,440,494       1,426,089          14,405
                      ------------    ------------    ------------

Partners' deficit -
  December 15, 2004   $(35,240,098)   $(34,157,853)   $ (1,082,245)
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                           ============================
                                                 Nine Months Ended
                                                    December 15,
                                           ----------------------------
                                              2004             2003*
                                           ----------------------------
Cash flows from
  operating activities:

Net income (loss)                          $  1,440,494    $ (4,340,396)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Income from discontinued operations
  (including gain on sale of properties -
  Notes 3 and 6)                             (7,122,085)       (453,067)
Depreciation and amortization                 5,509,936       4,898,761
Minority interest in loss of
  subsidiaries                                  (14,848)         (7,324)
Decrease in accounts
  receivable-tenants                            297,376         131,715
Increase in other assets                     (1,036,804)         (3,918)
Increase in accounts payable and
  other liabilities                           1,581,844       1,282,146
Increase in due to general partners
  and affiliates                                839,476         534,170
Increase in cash held in escrow                (677,299)       (412,777)
                                           ------------    ------------

Net cash provided by operating
  activities                                    818,090       1,629,310
                                           ------------    ------------

Cash flows from investing activities:

Proceeds from sale of properties              1,224,789         504,984
Decrease (increase) in cash held
  in escrow                                     288,138        (218,057)
Improvements to property and
  equipment                                  (1,099,721)       (776,519)
                                           ------------    ------------

Net cash provided by (used in) investing
  activities                                    413,206        (489,592)
                                           ------------    ------------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                           ============================
                                                 Nine Months Ended
                                                    December 15,
                                           ----------------------------
                                              2004             2003*
                                           ----------------------------
Cash flows from financing activities:

Repayments of mortgage notes                 (1,828,243)     (2,407,336)
Increase in due to local general
  partners and affiliates                     1,061,896         739,428
Decrease in due to local general
  partners and affiliates                      (329,044)       (589,691)
Increase in capitalization of
  consolidated subsidiaries
  attributable to minority interest             287,560          55,178
                                           ------------    ------------

Net cash used in financing activities          (807,831)     (2,202,421)
                                           ------------    ------------

Net increase (decrease) in cash and
  cash equivalents                              423,465      (1,062,703)

Cash and cash equivalents at
  beginning of period                         5,224,728       6,067,262
                                           ------------    ------------

Cash and cash equivalents at
  end of period                            $  5,648,193    $  5,004,559
                                           ============    ============

Supplemental disclosures of
  noncash activities:
Increase in property and equipment-
  held for sale reclassified from
  property and equipment                   $          0    $  8,952,525

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                           ============================
                                                 Nine Months Ended
                                                    December 15,
                                           ----------------------------
                                              2004             2003*
                                           ----------------------------
Summarized below are the
  components of the discontinued
  operations (including gain on sale
  of properties):
Decrease in property and
  equipment, net of accumulated
  depreciation                             $ 17,874,259    $  7,524,476
Decrease in mortgage notes payable          (21,261,879)     (6,442,728)
Decrease in mortgage escrow
  deposits                                      297,852         476,531
Decrease in cash-restricted for
  tenants security deposits                     116,134               0
Decrease in reserve for replacement             433,377               0
Decrease (increase) in prepaid
  expenses and other assets                     654,677         (15,831)
Increase in accounts receivable                  (6,926)        (70,746)
Decrease in deferred costs                      486,997         310,908
(Decrease) increase in accounts
  payable, accrued expenses and
  other liabilities                          (2,959,556)        221,259
Decrease in due to general partners
  and affiliates                               (312,345)        (43,009)
Decrease in due to local general
  partner and affiliates                       (257,744)     (1,444,227)
Decrease in capitalization of
  consolidated subsidiaries attributable
  to minority interest                         (962,142)       (464,716)


* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 15, 2004 and 2003, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 27 and 30 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "local general partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 15, 2004, the results of operations for the three and nine months ended December 15, 2004 and 2003 and cash flows for the nine months ended December 15, 2004 and 2003. However, the operating results and cash flows for the nine months ended December 15, 2004 may not be indicative of the results for the year.

In accordance with FASB 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the consolidated financial statements. Adjustments to amounts previously reported in operations that are directly related to the

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2004
                                   (Unaudited)


disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregate approximately $0 and $10,000 for both the three and nine months ended December 15, 2004 and 2003, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three and nine months ended December 15, 2004 and 2003 classified as operations on the Consolidated Statements of Operations were as follows:

                           Three Months Ended         Nine Months Ended
                                December 15,              December  15,
                         -----------------------   -----------------------
                            2004         2003         2004         2003
                         -----------------------   -----------------------
Partnership manage-
  ment fees (a)          $  269,250   $  269,250   $  800,250   $  807,750
Expense reimburse-
  ment (b)                   47,431       59,865      131,675      142,014
Local administrative
  fee (d)                    10,500       11,500       31,500       34,500
                         ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partners          327,181      340,615      963,425      984,264
                         ----------   ----------   ----------   ----------
Property manage-
  ment fees
  incurred to affili-
  ates of the local
  general partners (c)      254,007      259,388      763,046      790,492
                         ----------   ----------   ----------   ----------

Total general and
  administrative-
  related parties        $  581,188   $  600,003   $1,726,471   $1,774,756
                         ==========   ==========   ==========   ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2004
                                   (Unaudited)


General Partners amounting to approximately $8,587,000 and $7,911,000 were accrued and unpaid as of December 15, 2004 and March 15, 2004, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $82,000 and $90,000 were accrued and unpaid as of December 15, 2004 and March 15, 2004, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships amounted to $419,437 and $435,229 and $1,313,094 and $1,354,736 for the three and nine months ended December 15, 2004 and 2003, respectively. Of these fees, $254,007 and $259,388 and $763,046 and $790,492 were incurred to affiliates of the local general partners.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

On September 24, 2004, the property and the related assets and liabilities of Autumn Park Associates, L.P. ("Autumn Park") were sold to an unaffiliated third party for $1,050,000. This amount consisted of $900,000 paid in cash at the closing and $150,000 pursuant to one promissory note. The note compounds interest at 10% and is due on October 30, 2005. The sale resulted in a gain of approximately $1,992,000.

On August 27, 2004, the property and the related assets and liabilities of 2108 Bolton Drive Associated, L.P. ("Bolton") were sold to an unaffiliated third

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2004
                                   (Unaudited)


party for $8,891,000, resulting in a gain of approximately $1,259,000.

On July 30, 2004, the property and the related assets and liabilities of Tanglewood Apartments, L.P. ("Tanglewood") were sold to an unaffiliated third party for $3,425,000, resulting in a gain of approximately $1,167,000.

On March 31, 2004, the property and the related assets and liabilities of Walnut Park Plaza ("Walnut") were sold to the local general partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately $7,732,000 resulting in a gain of approximately $2,559,000. The sale resulted in the liquidation of Walnut.

On March 2, 2004, the Partnership signed a "Letter of Intent" with an unaffiliated third party to purchase the Partnership's limited partnership interest in Bayridge Associates, L.P. ("Bayridge") for a purchase price of $1,100,000 plus the assumption of the existing debt. The closing is expected to occur in 2006. No assurances can be given that the sale will actually occur.

On May 19, 2003, the property and the related assets and liabilities of Silver Blue Lake Apts. LTD ("Silver Blue") were sold to an unaffiliated third party for a purchase price of $3,500,000, resulting in a gain of approximately $408,000, which was recognized in the quarter ended September 15, 2003. Accrued interest on a note related to the Local Partnership was forgiven resulting in forgiveness of indebtedness income of approximately $114,000 which was recognized during the quarter ended September 15, 2003. The sale resulted in the liquidation of Silver Blue.

On March 16, 2003, the deed in lieu of foreclosure to Bryden Road, one of the properties owned by Shiloh Grove, L.P. ("Shiloh"), was transferred to an unaffiliated third party. The outstanding mortgage balance paid by the third party on the day of transfer was $189,871 resulting in a gain of approximately $104,000, which was recognized during the fourth quarter ended March 15, 2004.

On January 23, 2003, the property and the related assets and liabilities of Ludlam Gardens Apartments, LTD. ("Ludlam") were sold to an unaffiliated third

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2004
                                   (Unaudited)


party for a purchase price of $3,900,000, resulting a gain of approximately $959,000. The sale resulted in the liquidation of Ludlam.

On January 16, 2003, the property and the related assets and liabilities of Dixie Apartment Associates, LTD. ("Dixie") were sold to an unaffiliated third party for a purchase price of $1,300,000, resulting a gain of approximately $327,000. The sale resulted in the liquidation of Dixie.


Note 4 - Commitments and Contingencies

Redwood Villa Associates, L.P.
------------------------------
Redwood Villa Associates, L.P. ("Redwood") has sustained operating losses since its inception, and at December 15, 2004 had a partners' deficit of approximately $1,592,000. Redwood has been able to defer ground lease payments that are due to a related party. The local general partner, whenever possible, plans to reduce operating costs to achieve profitable operations or provide future capital contributions.

Bayridge Associates, L.P.
-------------------------
Bayridge Associates, L.P. ("Bayridge") has experienced increased vacancy loss and recurring concessions over the past year due to the continuing soft rental market in the Portland, OR area. Management of the property changed during the year. They are working to make all vacant units market ready and hope to improve occupancy during the next year.


Note 5 - Subsequent Events

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. ("Lund Hill"), were sold to an unaffiliated third party for a purchase price of $6,500,000, resulting in a gain of approximately $1,097,000, which will be recognized in the financial statements of the Partnership's Form 10-K during the quarter ended March 15, 2005.

On December 29, 2004, the Partnership entered into an agreement for the sale of its Limited Partnership Interest in Lancaster Towers Associates, Ltd. ("Lancaster") to an affiliate of the local general partner for a purchase price of $450,000. The sales documents have been executed and the funds are being held

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2004
                                   (Unaudited)


in escrow waiting for approval of the sale from the Department of Housing and Urban Development ("HUD"). No assurances can be given that HUD will approve the sale.

Note 6 - Discontinued Operations:

The following table summarizes the financial results of the Local Partnerships that are classified as discontinued operations. For the three and nine month period ended December 15, 2004, Autumn Park, Bolton, Tanglewood and Walnut were classified as discontinued operations on the Consolidated Statement of Operations. For the three and nine month period ended December 15, 2003, Autumn Park, Bolton, Tanglewood, Walnut, Silver Blue, Bryden Road (one of the properties owned by Shiloh), Ludlam and Dixie were classified as discontinued operations on the Consolidated Statement of Operations.

                                 ==========================    =========================
                                     Three Months Ended            Nine Months Ended
                                         December 15,                  December 15,
                                 --------------------------    -------------------------
                                    2004            2003          2004           2003
                                 --------------------------    -------------------------
Revenues                         $   878,439    $ 1,191,498    $ 2,812,231   $ 3,830,314
Gain on sale of
  properties (Note 3)              4,451,845              0      6,976,752     1,808,199
                                 -----------    -----------    -----------   -----------
Total revenue                      5,330,284      1,191,498      9,788,983     5,638,513
                                 -----------    -----------    -----------   -----------

Total expenses                     1,146,154      1,685,740      3,629,041     5,650,162
                                 -----------    -----------    -----------   -----------

Income (loss) before
  minority interest                4,184,130       (494,242)     6,159,942       (11,649)
Minority interest in
  (income) loss of
  subsidiaries from
  discontinued
  operations                         (35,021)         3,746        962,143       464,716
                                 -----------    -----------    -----------   -----------
Total net income
  (loss) from
  discontinued
  operations (in-
  cluding gain on
  sale of properties)            $ 4,149,109    $  (490,496)   $ 7,122,085   $   453,067
                                 ===========    ===========    ===========   ===========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2004
                                   (Unaudited)

                                 ==========================    =========================
                                     Three Months Ended            Nine Months Ended
                                         December 15,                  December 15,
                                 --------------------------    -------------------------
                                    2004            2003          2004           2003
                                 --------------------------    -------------------------
Income (loss) -
  limited partners
  from discontinued
  operations (includ-
  ing gain on sale of
  properties)                    $ 4,107,617    $  (485,591)   $ 7,050,864   $   448,536
                                 ===========    ===========    ===========   ===========

Number of BACs
  outstanding                       15,987.5       15,987.5       15,987.5      15,987.5
                                 ===========    ===========    ===========   ===========

Income (loss)
  discontinued
  operations (includ-
  ing gain on sale
  of properties) per
  BAC                            $    256.93    $    (30.37)   $     441.0   $     28.06
                                 ===========    ===========    ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. As of December 15, 2004, the properties and the related assets and liabilities of seven Local Partnerships and the limited partnership interest in one Local Partnership were sold. For a discussion of the sale of the Local Partnerships, see Note 3 to the financial statements.

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds, although minimal, are available to meet obligations of the Partnership. During the nine months ended December 15, 2004 and 2003, such distributions amounted to approximately $1,338,000 and $115,000, respectively. In addition, partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $8,669,000 and $8,001,000 were accrued and unpaid as of December 15, 2004 and March 15, 2004, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so.

For the nine months ended December 15, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $423,000. This increase is attributable to cash provided by operating activities ($818,000), proceeds from sales of properties ($1,225,000), a decrease in cash held in escrow relating to investing activities ($288,000), a net increase in due to local general partners and affiliates relating to financing activities ($733,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($288,000) which exceeded improvements to property and equipment ($1,100,000) and principal repayment of mortgage notes ($1,828,000). Included in adjustments to reconcile the net loss to net cash provided by operating activities are depreciation and amortization of approximately ($5,510,000) and income from discontinued operations (including gain on sale of properties) of approximately ($7,122,000).

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. For the nine months ended December 15, 2004, the Partnership has not recorded any property and equipment as held for sale.

Discontinued Operations
-----------------------

In accordance with FASB 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the consolidated financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

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

Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended December 15, 2004 and 2003, excluding gain on sale of properties, other income, taxes, depreciation and amortization and capital events with respect to Ludlam, Dixie, Silver Blue, Bryden Road, Walnut, Tanglewood, Bolton and Autumn Park, which sold their respective properties and the related assets and liabilities (the "Sold Assets"). The results of operations for the three and nine months ended December 15, 2004 and 2003 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased approximately 3% and 5% for the three and nine months ended December 15, 2004 as compared to the corresponding periods in 2003. Excluding the Sold Assets, rental income remained fairly consistent for the three months ended December 15, 2004 and 2003 and decreased approximately 1% for the nine months ended December 15, 2004 and 2003, primarily due to a grant received by one Local Partnership in 2003 and increased vacancy and recurring concessions at a second Local Partnership in 2004 (see Note 4).

Other income decreased approximately $101,000 and $205,000 for the three and nine months ended December 15, 2004 as compared to the corresponding periods in 2003. Excluding the Sold Assets, other income decreased approximately $100,000 and $45,000, primarily due to a decrease in subsidy income at one Local Partnership.

Taxes decreased approximately $134,000 and $157,000 for the three and nine months ended December 15, 2004 as compared to the corresponding periods in 2003. Excluding the Sold Assets, taxes decreased approximately $74,000 and $50,000, primarily due to an overaccrual of taxes in the prior year at one Local Partnership.

Depreciation and amortization increased approximately $331,000 and $34,000 for the three and nine months ended December 15, 2004, as compared to the corresponding periods in 2003. Excluding the Sold Assets, depreciation and amortization increased approximately $260,000 and $614,000, primarily due to the resumption of depreciation expense at one Local Partnership that was classified as an asset held for sale in 2004, and therefore not depreciated in 2003.

Repairs and maintenance decreased approximately $236,000 for the three months ended December 15, 2004 as compared to the corresponding period in 2003, primarily due to decreases relating to the Sold Assets.

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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity in Securities and Use of Proceeds - None

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                             By: RELATED CREDIT PROPERTIES L.P.,
                                 a General Partner

                                 By: Related Credit Properties Inc.,
                                     its General Partner

Date: January 28, 2005
                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         President and Chief Executive
                                         Officer
                                         (Principal Executive and Financial
                                         Officer)

Date: January 28, 2005
                                     By: /s/ Glenn F. Hopps
                                         ------------------
                                         Glenn F. Hopps,
                                         Treasurer
                                         (Principal Accounting Officer)

                             By: LIBERTY ASSOCIATES III, L.P.,
                                 a General Partner

                                 By: Related Credit Properties L.P.,
                                     its General Partner

                                     By: Related Credit Properties Inc.,
                                         its General Partner

Date: January 28, 2005
                                         By: /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes,
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive and
                                             Financial Officer)

Date: January 28, 2005
                                         By: /s/ Glenn F. Hopps
                                             ------------------
                                             Glenn F. Hopps,
                                             Treasurer
                                             (Principal Accounting
                                             Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 15, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 15, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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




                                    By:  /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes
                                         Principal Executive Officer and
                                         Principal Financial Officer
                                         January 28, 2005

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                             CODE ("18 U.S.C. 1350")


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending December 15, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     January 28, 2005