Form 10-K
period 2005-03-15
LIBERTY TAX CREDIT PLUS LP
filed 2005-06-09
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 15, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3446500
--------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or  organization)                             Identification No.)


 625 Madison Avenue, New York, New York                               10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial Assignment Certificates and Limited Partnership Interests (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 15, 2004, was ($36,440,000), based on Limited Partner equity (deficit) as of such date.


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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships," "subsidiaries" or "subsidiary partnerships") which own leveraged low and moderate-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects"), and together with the Apartment Complexes, the "Properties" that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit", and together with the Housing Tax Credit, the "Tax Credits"). The Partnership's investment in each
Local Partnership represents a 20% to 98% interest in each of the Local Partnerships. The Partnership does not anticipate making any additional investments. As of March 15, 2005, the Partnership has disposed of ten of its 31 original Properties. Subsequently on March 29, 2005, the property and the related assets and liabilities of Regent Street Associates, L.P. ("Regent Street") were sold. See Item 2, Properties, below.

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

The Tax Credits are attached to a Local Partnership for the Tax Credit Period and are transferable with the property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Tax Credit Periods expired at various times through December 31, 2003 with respect to the Local Partnerships depending upon when the Tax Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2005, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Tax Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

The Partnership generated $686 and $21,629 in Tax Credits during the 2003 and 2002 Fiscal Years, respectively. As of December 31, 2003 all the Local Partnerships have completed their tax credit periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period began to end on January 1, 2004 and will continue through December 31, 2008 with respect to the Properties depending upon when the Tax Credit Period commenced.

The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investment and other passive activities, and allocating passive losses to the corporate BACs holders to offset business income. At this time, there can be no assurance that the Partnership will continue to meet this investment objective

As of March 15, 2005, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Furthermore, at this time there can be no assurance that the Partnership will achieve this investment objective. Subsequently, on April 15, 2005, a distribution from sales proceeds was made to the BAC Holders for approximately $1,919,000 and to the general partner for approximately $19,000.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 25% of the Properties are located in any single state.

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

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

General
-------
The Partnership is currently in the process of disposing of its investments. As of March 15, 2005, the Partnership had disposed of ten of its thirty-one original investments. Subsequently on March 29, 2005, the property and the related assets and liabilities of Regent Street were sold. Also subsequently on April 25, 2005, the Partnership entered into a contract to sell the Limited Partnership interest in Fox Glenn Investors, L.P. ("Fox Glenn"). There can be no assurance as to whether or when the sale will actually occur.

On February 17, 2005, the partnership's limited Partnership Interest in Redwood Villa Associates ("Redwood") was sold to an unaffiliated third party purchaser for $60,000, resulting in a gain of approximately $1,700,000 which will be recognized in the Partnership's Form 10-Q for the quarter ended June 15, 2005.

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. ("Lund Hill") were sold to an unaffiliated thirty party purchaser for $6,500,000, resulting in a gain of approximately $1,100,000 which will be recognized in the Partnership's Form 10-Q for the quarter ended June 15, 2005.

On December 29, 2004, the Partnership entered into an agreement for the sale of its Limited Partnership Interest in Lancaster Towers Associates, LTD ("Lancaster") to an affiliate of the Local General Partner for a purchase price of $449,750. The sales documents have been executed and the funds are being held in escrow waiting for approval of the sale from the Department of Housing and Urban Development ("HUD"). No assurances can be given that HUD will approve the sale. Lancaster is being held as an Asset held for sale as of March 15, 2005.

On September 24, 2004, the property and the related assets and liabilities of Autumn Park Associates, L.P. ("Autumn Park") were sold to an unaffiliated third party for approximately $4,800,000. The proceeds were used to settle the associated mortgage which had an outstanding balance of approximately $3,600,000, and the balance was distributed to the partners. This amount consisted of $900,000 paid in cash at the closing and $150,000 pursuant to one promissory note. The note compounds interest at 10% and is due on October 30, 2005. The sale resulted in a gain of approximately $2,100,000.

On August 27, 2004, the property and the related assets and liabilities of 2108 Bolton Drive Associated, L.P. ("Bolton") were sold to an unaffiliated third party for $8,891,000, resulting in a gain of approximately $1,700,000.

On July 30, 2004, the property and the related assets and liabilities of Tanglewood Apartments, L.P. ("Tanglewood") were sold to an unaffiliated third party for $3,425,000, resulting in a gain of approximately $1,100,000. The sale resulted in the liquidation of Tanglewood.

On March 31, 2004, the Partnership's limited Partnership Interest in Walnut Park Plaza ("Walnut") was sold to the local general partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately
$7,700,000 resulting in a general partner contribution of approximately $2,600,000. The sale resulted in the liquidation of Walnut.

On March 2, 2004, the Partnership signed a "Letter of Intent" with an unaffiliated third party to purchase the Partnership's limited partnership interest in Bayridge Associates, L.P. ("Bayridge") for a purchase price of $1,100,000 plus the assumption of the existing debt. The closing is expected to occur in 2006. No assurances can be given that the sale will actually occur.

On May 19, 2003, the property and the related assets and liabilities of Silver Blue were sold to an unaffiliated third party for a purchase price of $3,500,000 resulting in a gain of approximately $400,000. Accrued interest on a note related to the Local Partnership was forgiven resulting in forgiveness of indebtedness income of approximately $114,000. The sale resulted in the liquidation of Silver Blue.

On March 16, 2003, the Partnership recorded the transfer of the deed in lieu of foreclosure to Bryden Road, one of the properties owned by Shiloh to an unaffiliated third party. The outstanding mortgage balance paid by the third party on the day of transfer was $189,871 resulting in a gain of $104,000, which is included in gain on sale of properties.

On January 23, 2003, the property and the related assets and liabilities of Ludlam Gardens Apartments, LTD. ("Ludlam") were sold to an unaffiliated third party for a purchase price of $3,900,000 resulting in a gain of approximately $1,000,000. The sale resulted in the liquidation of Ludlam.

On January 16, 2003, the property and the related assets and liabilities of Dixie Apartment Associates, LTD. ("Dixie") were sold to an unaffiliated third party for a purchase price of $1,300,000 resulting in a gain of approximately $300,000. The sale resulted in the liquidation of Dixie.

On December 18, 2002, the Partnership entered into an agreement with the local general partner to sell its remaining limited partnership interest in Shiloh for a purchase price of $175,000. No assurance can be given that the closing will actually occur.

On May 31, 2002, the Partnership's Limited Partnership interest in Apple Creek Housing Associates, LTD. ("Apple Creek") was sold to an unaffiliated third party purchaser for $200,000 resulting in a gain of approximately $6,800,000,

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential properties.

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

Item 2.  Properties

The Partnership had acquired an interest as a limited partner in 31 Local Partnerships. During the fiscal year ended March 15, 2005, the property and the related assets and liabilities of four Local Partnerships were sold and the limited partnership interest in two Local Partnership was sold. Through the fiscal year ended March 15, 2005, the properties and the related assets and liabilities of seven Local Partnerships and the limited partnership interests in three Local Partnerships were sold. Subsequently on March 29, 2005, the property and the related assets and liabilities of Regent Street were sold (see Note 15 in Item 8). Set forth below is a schedule of the Local Partnerships including certain information concerning the Properties (the "Local Partnership Schedule"). Further information concerning those Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in
Item 15, Schedule III.

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
                          Partner(s)   Limited Partners   Credit Plus L.P.   LimitedPartners*
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


                                      Local Partnership Schedule
                                      --------------------------
                                                                 % of Units Occupied at May 1,
Name and Location                                        -----------------------------------------------
(Number of Units)                      Date Acquired      2005      2004      2003       2002      2001
-------------------------------------- --------------    ------    ------    ------     ------    ------
B & C Housing Associates, L.P.          December 1987       96        94        99         97        93
  Tulsa, OK (220)

State Street 86 Associates, L.P.        February 1988       99       100        98         99        97
  Camden, NJ (200)

Fox Glenn Investors, L.P.                  March 1988       98        96        98         95        97
  Seat Pleasant, MD (172)

Shiloh-Grove, L.P. (Mt. Vernon)         February 1988       95        94       100         95        99
  Columbus, OH (394)

Silver Blue Lake Apartments, LTD.       February 1988      (c)       (c)        96         93        87
  Miami, FL (123)

Lancaster Towers Associates, LTD.            May 1988      100       100        99        100       100
  Lancaster, NY (157)

West Kinney Associates, L.P.                June 1988       99        97       100         97        97
  Newark, NJ (114)

Autumn Park Associates, L.P.                June 1988      (d)        96        88         88        95
  Wilsonville, OR (144)

Regent Street Associates, L.P.              June 1988      (f)        94        90        100        94
  Philadelphia, PA (80)

Magnolia Arms Associates, LTD.              July 1988       89        92        98         99        90
  Jacksonville, FL (232)

Greenleaf Associates, L.P.                  July 1988      100       100        97         94        97
  Kansas City, Mo (195)

Alameda Towers Associates, L.P.             July 1988       99        94        90         97        99
  San Juan, PR (150)

Dixie Apartment Associates, LTD.            July 1988      (a)       (a)       (a)        100        97
  Miami, FL (29)

Ludlam Gardens Apartments, LTD.             July 1988      (a)       (a)       (a)         99        99
  Miami, FL (90)

Grove Parc Associates, L.P. (Woodlawn)      July 1988       96        96        98         92        94
  Chicago, IL (504)

2108 Bolton Drive Associates, L.P.          July 1988      (d)        85        78         92        97
  Atlanta, GA (358)

Apple Creek Housing Associates, LTD.        June 1988      (b)       (b)       (b)         93        99
  Arvado, CO (195)

Redwood Villa Associates               September 1988      (e)        98        98         99       100
  San Diego, CA (92)

Charles Drew Court Associates, L.P.    September 1988      100        97       100         95        97
  Atlantic City, NJ (38)

Walnut Park Plaza Associates, L.P.     September 1988      (e)       (e)        80         89        83
  Philadelphia, PA (227)

Bayridge Associates, L.P.               December 1988       74        90        91         91        97
  Beaverton, OR (246)

United-Pennsylvanian, L.P.              December 1988       99        95        99         97        99
  Erie, PA (112)



                                      Local Partnership Schedule
                                      --------------------------
                                                                 % of Units Occupied at May 1,
Name and Location                                        -----------------------------------------------
(Number of Units)                      Date Acquired      2005      2004      2003       2002      2001
-------------------------------------- --------------    ------    ------    ------     ------    ------
2051 Grand Concourse Associates, L.P.  November 1988       97         95        98         91       100
  Bronx, NY (63)

Concourse Artists Housing
 Associates, L.P.                      November 1988       100        96        96        100        96
  Bronx, NY (23)

Willoughby/Wycoff Housing
 Associates, L.P.                      November 1988        93        94        99        100        87
  Brooklyn, NY (68)

Robin Housing Associates, L.P.         November 1988        96        99        96         98        93
  Bronx, NY (100)

Lund Hill Associates, L.P.              January 1989       (d)       100       100        100       100
  Superior, WI (150)

Tanglewood Apartments, L.P.             October 1988       (d)        97        94         98        93
  Joplin, MO (176)

Quality Hill Historic District-
 Phase II-A, L.P.                         March 1989        94        92        94         94        92
  Kansas City, MO (49)

Penn Alto Associates, L.P.                 June 1989        90        83        84         83        82
  Altoona, PA (150)

Sartain School Venture, L.P.             August 1990        97        94       100         97        97
  Philadelphia, PA (35)


(a) The properties and the related assets and liabilities were sold during the fiscal year ended March 15, 2003 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(b) The Partnership's limited partnership interest was sold during the fiscal year ended March 15, 2003 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(c) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2004 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(d) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2005 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(e) The Partnership's limited partnership interest was sold during the fiscal year ended March 15, 2005 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(f) The property and the related assets and liabilities were subsequently sold on March 29, 2005 (see Note 15 in Item 8. Financial Statements and Supplementary Data).

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

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

The Partnership has 5,614 registered holders of an aggregate of 15,987.5 BACs, as of May 4, 2005.

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

There are no material legal restrictions in the Partnership Agreement on the ability to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 15, 2005. The Partnership does not anticipate providing cash distributions to the BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Subsequently, on April 15, 2005, a distribution from sales proceeds was made to the BAC Holders for approximately $1,919,000 and to the general partner for approximately $19,000.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.


                                                                   Year Ended March 15,
                                       ----------------------------------------------------------------------------
            OPERATIONS                     2005           2004*           2003*           2002*           2001*
-----------------------------------    -------------  -------------   -------------   -------------   -------------
 Revenues                              $  29,844,228  $  26,689,044   $  26,529,808   $  26,758,300   $  26,352,856

 Operating expenses                      (33,310,695)   (33,539,433)    (31,883,011)    (33,080,255)    (32,933,805)
                                       -------------  -------------   -------------   -------------   -------------

 Loss from operations before
  minority interest                       (3,466,467)    (6,850,389)     (5,353,203)     (6,321,955)     (6,580,949)

 Minority interest in loss of
  subsidiaries from operations                22,634         10,736         377,948         411,863         461,278
                                       -------------  -------------   -------------   -------------   -------------

 Loss from operations                     (3,443,833)    (6,839,653)     (4,975,255)     (5,910,092)     (6,119,671)

 Income (loss) from  discontinued
  operations  (including gain (loss)
  on sale of properties, extraordinary
  item and minority interest) (Note 12)    8,196,269       (284,137)      4,375,326      (2,010,058)     (1,841,453)
                                       -------------  -------------   -------------   -------------   -------------

 Net income (loss)                     $   4,752,436  $  (7,123,790)  $    (599,929)  $  (7,920,150)  $  (7,961,124)
                                       =============  =============   =============   =============   =============

 Loss from operations per BAC          $     (213.25) $     (423.53)  $     (308,08)  $     (365.97)  $     (378.95)

 Income (loss) from discontinued
  operations per BAC                          507,54         (17.60)         270.93         (124,47)        (114.03)
                                       -------------  -------------   -------------   -------------   -------------

 Net income (loss) per weighted
  average BAC                          $      294.29  $     (441.13)  $      (37.15)  $     (490.44)  $     (492.98)
                                       =============  =============   =============   =============   =============


                                                                 Year Ended March 15,
                                       ----------------------------------------------------------------------------
        FINANCIAL POSITION                  2005          2004*           2003            2002            2001
------------------------------------   -------------  -------------   -------------   -------------   -------------
 Total assets                          $ 120,741,704  $ 146,186,305   $ 158,553,482   $ 170,552,302   $ 178,650,012
                                       =============  =============   =============   =============   =============

 Total liabilities                     $(153,013,354) $(182,204,819)  $(186,366,777)  $(197,397,871)  $(197,201,242)
                                       =============  =============   =============   =============   =============

 Minority interest                     $     321,605  $    (662,078)  $  (1,743,507)  $  (2,111,304)  $  (2,485,493)
                                       =============  =============   =============   =============   =============

 Total partners' deficit               $ (31,950,045) $ (36,680,592)  $ (29,556,802)  $ (28,956,873)  $ (21,036,723)
                                       =============  =============   =============   =============   =============


* Reclassified for comparative purposes.

During the years ended March 15, 2001 and 2002, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 15, 2003 through 2005, total assets and liabilities decreased primarily due to the sale of Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. As of March 15, 2005, the properties and the related assets and liabilities of eight Local Partnerships and the limited partnership interest in two Local Partnerships were sold (the "Sold Assets"). Subsequently on March 29, 2005, the property and the related assets and liabilities of Regent Street were sold. For a discussion of these sales, see Note 10 in Item 8.

Short-Term
----------

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet the obligations of the Partnership. During the years ended March 15, 2005, 2004 and 2003, such distributions amounted to approximately $4,698,000, $124,000 and $855,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $7,846,000, $8,002,000 and $7,212,000 were accrued and unpaid as of March 15,
2005, 2004 and 2003, respectively. In particular, partnership management fees owed to the General Partners amounting to approximately $7,811,000 and $7,911,000 were accrued and unpaid as of March 15, 2005 and 2004, respectively. Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $35,000 and $90,000 were accrued and unpaid as of March 15, 2005 and 2004, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations. The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During the year ended March 15, 2005, cash and cash equivalents of the Partnership decreased approximately $754,000. This decrease is attributable to an increase in property and equipment ($2,188,000) and principal repayments of mortgage notes ($5,923,000), which exceeded cash provided by operating activities ($4,389,000), a net increase in due to local general partners and affiliates ($1,768,000), a decrease in cash held in escrow ($666,000), an increase in due to selling partners ($119,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($415,000). Included in the adjustments to reconcile net income to net cash provided by operating activities is depreciation and amortization of approximately $6,498,000 and income from discontinued operations $8,196,000.

Total expenses for the years ended March 15, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $17,423,773 and $16,810,154, respectively. As of March 15, 2005 and 2004, accounts payable, accrued interest payable and security deposits payable were as follows:

                                                   March 15,
                                        ------------------------------
                                             2005             2004
                                        -------------     ------------
Accounts payable                        $   2,436,882     $  3,710,915
Accrued interest payable                    7,885,329        7,625,566
Security deposits payable                     624,852          876,745
                                        -------------     ------------

   Total                                $  10,947,063     $ 12,213,226
                                        =============     ============


Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the Consolidated Balance Sheets.

A working capital reserve of approximately $5,796,000 remained unused at March 15, 2005. On April 15, 2005, a distribution from sales proceeds was made to the limited partners of approximately $1,919,000 and to the general partner of approximately $19,000.

The Partnership is not expected to have access to additional sources of financing.

Long-Term
---------

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

Sale of Underlying Properties/Local Partnership Interests
---------------------------------------------------------
For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 10 of the Financial Statements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarized the Partnership's commitments as of March 15, 2005, to make future payments under its debt agreements and other contractual obligations.


                                              Less than         1 - 3            3 -5         More than
                                Total           1 Year          Years            Years         5 Years
                             ------------    ------------    ------------    ------------    ------------
Mortgage notes payable (a)   $ 97,203,309    $  5,015,281    $  5,500,112    $ 14,048,508    $ 72,639,408
Notes payable to local
 general partners (b)           9,034,498       3,994,498               0               0       5,040,000
                             ------------    ------------    ------------    ------------    ------------

 Total                       $106,237,807    $  9,009,779    $  5,500,112    $ 14,048,508    $ 77,679,408
                             ============    ============    ============    ============    ============


(a) The mortgage notes are payable in aggregate monthly installments of approximately $567,000 including principal and interest at rates varying from 1% to 12% per annum, through 2036. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases is without further recourse.

(b) See Note 8(g) in Item 8. Financial Statements and Supplementary Data.

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

In accordance with FASB 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financials statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through March 15, 2005, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

Revenue Recognition
-------------------

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:


                                                        March 15,
                                        ----------------------------------------
                                           2005           2004           2003
                                        ----------     ----------     ----------
Interest                                $  144,236     $  115,745     $  127,427
Other                                      484,139        500,086        563,389
                                        ----------     ----------     ----------

   Total other revenue                  $  628,375     $  615,831     $  690,816
                                        ==========     ==========     ==========


Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:


                                                        March 15,
                                        ----------------------------------------
                                           2005           2004           2003
                                        ----------     ----------     ----------
Interest                                $   60,870     $   80,768     $   93,398
Other                                      282,021        412,744        447,348
                                        ----------     ----------     ----------

   Total other revenue                  $  342,891     $  493,512     $  540,746
                                        ==========     ==========     ==========


Interest income is earned on cash and cash equivalent balances and cash held in escrow balances. Other income includes income from forfeited security deposits, late charges, laundry and vending income and other rental related items.


                                                        March 15,
                                        ----------------------------------------
                                           2005           2004           2003
                                        ----------     ----------     ----------
Subsidy Income                          $4,007,686     $  501,511     $  479,595
                                        ==========     ==========     ==========


The subsidy income is related to Charles Drew Court Associates, L.P. ("Charles Drew"). The Atlantic County Improvement Authority ("ACIA") entered into a pledge/security agreement with Bank of America (formerly Fleet Bank, N.A.), Charles Drew's mortgagor, under which ACIA pledged certificates of deposit originally in the amount of $4,772,500. The funds, including interest earned thereon, provided a subsidy to Charles Drew equal to the debt service on the mortgage. The funds were used to payoff the mortgage in September 2004.

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

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal period beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 was applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 15, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years, respectively).

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

The net income for the 2004 fiscal year totaled $4,752,436 and the net loss for the 2003 and 2002 Fiscal Years totaled $7,123,790 and $599,929, respectively. The 2003 fiscal year is net of an extraordinary gain of $113,565 which is included in discontinued operations for the year ended March 15, 2004.

The Partnership generated $686 and $21,629 in Tax Credits during the 2003 and 2002 Fiscal Years, respectively. As of December 31, 2003 all the Local Partnerships have completed their tax credit periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period began to end on January 1, 2004 and will continue through December 31, 2008 with respect to the Properties depending upon when the Tax Credit Period commenced.

2004 vs. 2003
-------------

Rental income decreased approximately 1% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to increased vacancy and recurring concessions at one Local Partnership, a grant received in 2003 at a second Local Partnership which also converted to a Mark to Market program during 2003 and a decrease in tenants assistance payments in 2004 at a third Local Partnership.

Subsidy income increased approximately $3,507,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to a decrease in subsidy income being received at one Local Partnership in 2004.

Total expenses, excluding insurance, remained fairly consistent with a decrease of approximately 1% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year.

Insurance increased approximately $173,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to increases in insurance premiums at the Local Partnerships.

2003 vs. 2002
-------------

Rental income increased approximately 1%, for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to rental rate increases.

Total expenses, excluding operating, repairs and maintenance and depreciation and amortization, remained fairly consistent with a decrease of approximately 2% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year.

Operating increased approximately $366,00 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to an increase in gas and water expense at several Local Partnerships.

Repairs and maintenance increased approximately $550,000, for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to an increase in electrical and plumbing repairs, landscaping expense, security contracts, maintenance salaries and general repairs due to high tenant turnover at one Local Partnership, an increase in heating and air conditioning repairs, repair contracts and maintenance salaries at a second Local Partnership and increases in maintenance salaries and security contracts at a third Local Partnership.

Depreciation and amortization increased approximately $1,078,000, for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to the resumption of depreciation expense at one Local Partnership that was classified as an asset held for sale in 2002, and therefore not depreciated in 2002.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Redwood Villa Associates, L.P.
------------------------------
Redwood Villa Associates, L.P. ("Redwood") has sustained operating losses since its inception. For the 2004 Fiscal Year, Redwood experienced a loss of $199,278, including $216,628 of depreciation and $4,554 of amortization, and at December 31, 2004 had a partners' deficit of $1,944,248. In addition, Redwood has been able to defer ground lease payments that are due to a related party in the cumulative amount of $388,647 and $363,147 as of December 31, 2004 and 2003, respectively. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve continued profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 2004, 2003 and 2002 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2005 and 2004 was reduced to zero by prior years' losses and the minority interest balance was approximately $393,000 and $397,000, respectively. Redwood's net loss after minority interest amounted to approximately $195,000, $200,000 and $157,000 for the 2004, 2003 and 2002 Fiscal Years, respectively. On February 17, 2005, the Partnership's Limited Partnership interest in Redwood was sold.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 12% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable.

The Partnership does not have any other market risk sensitive instruments.

Item 8.    Financial Statements and Supplementary Data

                                                                                      Sequential
                                                                                         Page
                                                                                      ----------
(a) 1. Consolidated Financial Statements

       Report of Independent Registered Public Accounting Firm                            15

       Consolidated Balance Sheets at March 15, 2005 and 2004                             82

       Consolidated Statements of Operations for the Years Ended March 15, 2005,
         2004 and 2003                                                                    83

       Consolidated Statements of Changes in Partners' Deficit for the Years
         Ended March 15, 2005, 2004 and 2003                                              84

       Consolidated Statements of Cash Flows for the Years Ended March 15, 2005,
         2004 and 2003                                                                    85

       Notes to Consolidated Financial Statements                                         87


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiaries as of March 15, 2005 and 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 15, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 26 (Fiscal Year 2004), 29 (Fiscal Year 2003) and 30 (Fiscal Year 2002) subsidiary partnerships whose income (losses) aggregated $141,075 (2004 Fiscal Year), $(4,961,601) (2003 Fiscal Year), and
$(700,428) (2002 Fiscal Year) and whose assets constituted 94% and 93% of the Partnership's assets at March 15, 2005 and 2004, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 2005 and 2004 and the results of their operations and their cash flows for the years ended March 15, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 7, 2005

[ASHER & COMPANY LETTERHEAD]

Independent Auditor's Report

The Partners
B & C Housing Associates
T/A St. Thomas Square/Worthington Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94008, as of December 31, 2004 and 2003 and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94008, as of December 31, 2004 and 2003, and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS we have also issued reports dated January 11, 2005 on our consideration of B & C Housing Associates' T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94008, internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 11, 2005

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 15, 2004

[FISHBEIN & COMPANY, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
State Street 86 Associates Limited Partnership

We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Fishbein & Company, P.C.
Horsham, Pennsylvania
January 18, 2005

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

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 21, 2004

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
Foxglenn Investors

We have audited the accompanying balance sheets of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Fishbein & Company, P.C.
Horsham, Pennsylvania
January 15, 2005

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

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 15, 2004

[Bordman & Winnick CPAs Letterhead]

Independent Auditor's Report

To the Partners of
Shiloh Grove Limited Partnership

We have audited the accompanying balance sheet of SHILOH GROVE LIMITED PARTNERSHIP, FHA PROJECT #043-35442 as of December 31, 2004, and the related Statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of SHILOH GROVE LIMITED PARTNERSHIP'S management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHILOH GROVE LIMITED PARTNERSHIP as of December 31, 2004, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 15, 2005 on our consideration of SHILOH GROVE LIMITED PARTNERSHIP's internal control and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
February 15, 2005

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
March 5, 2004

[Bordman & Winnick CPAs Letterhead]

Independent Auditor's Report

To the Partners of
Shiloh Grove Limited Partnership

We have audited the accompanying balance sheet of SHILOH GROVE LIMITED PARTNERSHIP, FHA PROJECT #043-35445 as of December 31, 2004, and the related Statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of SHILOH GROVE LIMITED PARTNERSHIP'S management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHILOH GROVE LIMITED PARTNERSHIP as of December 31, 2004, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 15, 2005 on our consideration of SHILOH GROVE LIMITED PARTNERSHIP's internal control and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information included in the report (shown on pages 12 to 17) and the Financial Data Template (shown on page 25 to 38) are presented for purposes of additional analysis and is not a required part of the basic financial statements of SHILOH GROVE LIMITED PARTNERSHIP. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
February 15, 2005

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

/s/ Friedman Alpren & Green LLP
New York, New York
February 4, 2003

[Saltz, Shamis & Goldfarb, Inc.  Letterhead]

Independent Auditor's Report

To the General and Limited Partners
Lancaster Towers Associates, L.P.

We have audited the accompanying balance sheets of Lancaster Towers Associates, L.P. (A Delaware Limited Partnership), FHA Project No. 014-44031-LDC-R as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Towers Associates, L.P. as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 13, 20054 on our consideration of Lancaster Towers Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and over compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or over compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplemental information (commencing on Page 22) is presented for purposes of additional analysis and is not a required part of the basic financial statements of Lancaster Towers Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as whole.


/s/ Saltz, Shamis & Goldfarb, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Cleveland, Ohio
January 13, 2005

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


/s/ Bick-Fredman & Co.
Cleveland, Ohio
January 10, 2003

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
West Kinney Associates, L.P.
T/A Willie T. Wright Plaza
Marlton, New Jersey

We have audited the accompanying balance sheets of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, as of December 31, 2004 and 2003, and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Kinney Associates, L.P. T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, as of December 31, 2004 and 2003, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have issued reports dated January 12, 2005 on our consideration of West Kinney Associates, L.P.'s T/A Willie T. Wright Plaza (A Limited Partnership) Project No. NJHMFA 607, internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.


/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 12, 2005

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


/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 19, 2004

[MERINA & COMPANY, LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

To:  The Partners
     Autumn Park Associates Limited Partnership

We have audited the accompanying statement of profit and loss, changes in partners' equity, and cash flows of Autumn Park Associates Limited Partnership, for the period ended September 24, 2004 (date of dissolution). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the partnership and the results of its operations and its cash flows for the period ended September 24, 2004 (date of dissolution), in conformity with accounting principles generally accepted in the United States of America.


/s/ Merina & Company, LLP
West Linn, Oregon
January 7, 2005

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


/s/ Merina & Company, LLP
West Linn, Oregon
February 26, 2004

[REZNICK GROUP, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Regent Street Associates

We have audited the accompanying balance sheets of Regent Street Associates as of December 31, 2004 and 2003, and the statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note A to the financial statements, the Partnership's financial statements have been prepared on the basis of accounting and reporting practices prescribed by the Pennsylvania Housing Finance Agency (PHFA). These prescribed practices are a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Street Associates as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, on the basis of accounting described in Note A.

As discussed in Note K to the financial statements, the Partnership has executed a purchase agreement for the sale of the property.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 11, 2005, on our consideration of Regent Street Associates' internal control over financial reporting and on our tests of its compliance with laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be considered in assessing the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

This report is intended solely for the information and use of management and the Pennsylvania Housing Finance Agency and is not intended to be and should not be sued by anyone other than these specified parties.

/s/ Reznick Group, P.C.
Baltimore, Maryland
February 11, 2005

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

Lead Auditor:  Michael A. Cumming

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Magnolia Arms Associates, Ltd.
T/A Palm Terrace Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 2004 and 2003 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Arms Associates, Ltd. T/A Palm Terrace Apartments (A Limited Partnership) as of December 31, 2004 and 2003, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 23, 2005

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 31, 2004

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-35341, as of December 31, 2004 and 2003, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-35341, as of December 31, 2004 and 2003, and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued reports dated February 8, 2005 on our consideration of Greenleaf Associates, L.P.'s (A Limited Partnership), HUD Project No. 084-35341, internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 8, 2005

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 23, 2004

[JOSE E. ROSARIO & CO. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners of                       Puerto Rico Housing Finance Corporation
Alameda Towers Associates, L.P.          San Juan, Puerto Rico
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Alameda Towers Associates, L.P., HUD Project No. RQ-46-K-006-003, as of December 31, 2004 and 2003, and the related statements of loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 2004 and 2003 and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America and Puerto Rico.

In accordance with GOVERNMENT AUDITING STANDARDS, I have also issued a report dated February 3, 2005 on my consideration of Alameda Towers Associates, L.P.'s internal control over financial reporting and on my tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters. The purpose of those reports are to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of my audits.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 13 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Alameda Towers Associates, LP. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2007
Stamp No. 2029007 of the Puerto Rico College of CPA was affixed to the original. February 3, 2005
San Juan, Puerto Rico

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

/s/ Friedman, Alpren & Green LLP
New York, New York
February 6, 2003

[Friedman, Alpren & Green LLP Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

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

INDEPENDENT AUDITORS' REPORT
----------------------------

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

[REZNICK GROUP, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
GROVE PARC ASSOCIATES LIMITED PARTNERSHIP

We have audited the accompanying balance sheet of GROVE PARC ASSOCIATES LIMITED PARTNERSHIP, FHA Project No. 071-11091 (An Illinois Limited Partnership) as of December 31, 2004, and the related statement of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2003, were audited by Friduss, Lukee, Schiff & Co., P.C., who merged with Reznick Group, P.C. as of January 1, 2005, and whose report dated March 18, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GROVE PARC ASSOCIATES LIMITED PARTNERSHIP as of December 31, 2004, and the results of its operations, changes in its partners' deficit and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued reports, dated March 3, 2005 on our consideration of GROVE PARC ASSOCIATES LIMITED PARTNERSHIP'S internal control, and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information for the year ended December 31, 2004, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Certified Public Accountants
Chicago, Illinois
March 3, 2005

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

INDEPENDENT AUDITOR'S REPORT
----------------------------

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

Respectfully submitted,

/s/ Michael Sczekan & Co., P.C.
Certified Public Accountants

Englewood, Colorado
August 12, 2002

[LEAF & COLE, LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Redwood Villa Associates
(A California Limited Partnership)
c/o San Diego Interfaith Housing Foundation
2130 Fourth Avenue
San Diego, California 92101

We have audited the balance sheet of Redwood Villa Associates (A California Limited Partnership) as of December 31, 2004, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Redwood Villa Associates as of December 31, 2003 were audited by other auditors whose report dated January 27, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Villa Associates as of December 31, 2004, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership has sustained operating losses since inception. For the year ended December 31, 2004, the Partnership experienced a loss of $199,278 (including $216,628 of depreciation and $4,554 of amortization expense) and as of that date, had a partners' (deficit) of $1,944,248.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2005, on our consideration of Redwood Villa Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results audit.

To the Partners                                                           Page 2
Redwood Villa Associates
(A California Limited Partnership)



Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information in Schedules I and II are presented for purposes of additional analysis and is not a required part of the basic financial statements. The information in Schedule I has been subjected to the procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The financial statements of Redwood Villas Associates for the year ended December 2003, were audited by other auditors whose report dated January 27, 2004, expressed an unqualified opinion on those financial statements. Their report, as of the same date stated that in their opinion, the supplementary information in Schedule I was fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 2003, taken as a whole. The information in Schedule II, a portion of which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.


/s/ Leaf & Cole, LLP
San Diego, California
January 26, 2005

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
February 6, 2004

[Koch Group & Company, LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

To The Partners
Walnut Park Plaza Associates, L.P.

We have audited the accompanying statement of financial position of Walnut Park Plaza Associates, L.P. (A Pennsylvania Limited Partnership), as of March 31, 2004 and the related statements of operations, changes in partner's equity, and cash flows for the three months then ended. These financial statements are the responsibility of the Walnut Park Plaza Associates, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Park Plaza Associates, L.P. (A Pennsylvania Limited Partnership), as of March 31, 2004 and the changes in its net assets and its cash flows for the three months then ended in conformity with generally accepted accounting principles.


/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
December 17, 2004

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

[Favors & Associates, CPA's, P.S. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bayridge Associates Limited Partnership

We have audited the accompanying balance sheet of Bayridge Associates Limited Partnership as of December 31, 2004 and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayridge Associates Limited Partnership as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Favors & Associates, CPA's, P.S.
Fircrest, Washington
February 16, 2005

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

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP [FHA Project No. R-251-8E] as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the results of its operations, its changes in partners' deficit, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS, issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, we have also issued our reports dated January 27, 2005, on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal control and on our tests of its compliance with certain provisions of laws regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
January 27, 2005

[Habif, Arogeti & Wynne, LLP. Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

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

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
January 28, 2004

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 21, 2005

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 23, 2004

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 21, 2005

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 23, 2004

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 21, 2005

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 23, 2004

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 21, 2005

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 23, 2004

[CARTER & COMPANY, CERTIFIED PUBLIC ACCOUNTANTS, LLC Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

We have audited the accompanying balance sheet of Lund Hill Associates, (a limited partnership), WHEDA Project No. 021, as of December 31, 2004, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lund Hill Associates as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated January 31, 2005 on our consideration of Lund Hill Associates internal control over financial reporting and on our tests of its compliance with certain provision of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 14-23 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Carter & Company
Destin, Florida
January 31, 2005

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

[RICK J. TANNEBERGER, CERTIFIED PUBLIC ACCOUNTANT Letterhead]

Independent Auditor's Report
----------------------------

The Partners
Tanglewood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of July 30, 2004 and December 31, 2003, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of July 30, 2004 and December 31, 2003, and the results of its operations and its cash flows for the period and year then ended in conformity with accounting principles accepted in the United States of America.

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

/s/ Rick J. Tanneberger, CPA, P.A.
January 31, 2005
Fayetteville, Arkansas

[RICK J. TANNEBERGER, CERTIFIED PUBLIC ACCOUNTANT Letterhead]

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

/s/ Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
February 9, 2004

[RBG & CO. Letterhead]

Independent Auditors' Report

Partners
Quality Hill Historic District -
   Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District-Phase II-A, L.P., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic District-Phase II-A, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 1, 2005

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

[HAMILTON & MUSSER, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2004 and 2003 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 11, 2005

[HAMILTON & MUSSER, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

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

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 19, 2004

[REZNICK GROUP, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sartain School Venture

We have audited the accompanying balance sheets of Sartain School Venture as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report for the year ended December 31, 2004, dated February 4, 2005, on our consideration of Sartain School Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Reznick Group, P.C.
Baltimore, Maryland
February 4, 2005

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                         March 15,
                                                               ------------------------------
                                                                   2005              2004*
                                                               ------------      ------------
Operating Assets

Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4, 7 and 10)                          $ 86,316,389      $113,980,774
Cash and cash equivalents (Notes 2, 3 and 11)                     4,335,171         5,089,076
Cash held in escrow (Notes 3 and 5)                              10,529,679        15,182,044
Accounts receivable - tenants                                       761,215           920,395
Deferred costs, less accumulated amortization
  (Notes 2 and 6)                                                 1,922,580         2,289,632
Other assets                                                      1,230,423         1,373,958
                                                               ------------      ------------

Total operating assets                                          105,095,457       138,835,879
                                                               ------------      ------------

Discontinued Assets (Note 12)
  Property and equipment held for sale, net of accumulated
    depreciation (Note 4)                                        11,193,351         6,508,982
  Net assets held for sale                                        4,452,896           841,444
                                                               ------------      ------------
Total discontinued assets                                        15,646,247         7,350,426
                                                               ------------      ------------

Total assets                                                   $120,741,704      $146,186,305
                                                               ============      ============


                               LIABILITIES AND PARTNERS' DEFICIT


Operating Liabilities

  Mortgage notes payable (Notes 3 and 7)                       $ 97,203,309      $129,470,161
  Accounts payable                                                2,436,882         3,710,915
  Accrued interest payable                                        7,885,329         7,625,566
  Security deposits payable                                         624,852           876,745
  Due to local general partners and affiliates (Note 8)          21,080,176        19,979,284
  Due to general partners and affiliates (Note 8)                 8,261,783         8,539,996
  Due to selling partners                                         1,412,272         1,292,934
                                                               ------------      ------------

Total liabilities                                               138,904,603       171,495,601
                                                               ------------      ------------

Discontinued liabilities (Note 12)
  Mortgage notes payable of assets held for sale (Note 7)        12,032,637         7,330,000
  Net liabilities held for sale (including minority interest)     2,076,114         3,379,218
                                                               ------------      ------------
Total discontinued liabilities                                   14,108,751        10,709,218
                                                               ------------      ------------

Minority interests (Note 2)                                        (321,605)          662,078
                                                               ------------      ------------

Commitments and contingencies (Notes 7, 8 and 11)

Partners' deficit

  Limited partners (15,987.5 BACs issued and outstanding)
   (Note 1)                                                     (30,908,125)      (35,583,942)
  General partners                                               (1,041,920)       (1,096,650)
                                                               ------------      ------------



Total partners' deficit                                         (31,950,045)      (36,680,592)
                                                               ------------      ------------

Total liabilities and partners' deficit                        $120,741,704      $146,186,305
                                                               ============      ============


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Year Ended March 15,
                                                 -----------------------------------------
                                                    2005           2004*          2003*
                                                 -----------    -----------    -----------
 Operations:

 Revenues

 Rental income                                   $25,208,167    $25,571,702    $25,359,397
 Subsidy income (Note 1)                           4,007,686        501,511        479,595
 Other (Notes 1 and 11)                              628,375        615,831        690,816
                                                 -----------    -----------    -----------

 Total revenues                                   29,844,228     26,689,044     26,529,808
                                                 -----------    -----------    -----------

 Expenses

 General and administrative                        4,939,204      5,137,476      4,561,511
 General and administrative-related parties
   (Note 8)                                        2,089,729      1,950,681      2,218,245
 Repairs and maintenance                           6,019,542      5,692,790      5,142,706
 Operating                                         3,598,017      3,509,360      3,143,335
 Taxes                                             1,164,459      1,062,854      1,096,978
 Insurance                                         1,580,225      1,407,674      1,345,126
 Interest                                          7,421,193      8,021,051      8,695,826
 Depreciation and amortization                     6,498,326      6,757,547      5,679,284
                                                 -----------    -----------    -----------

                                                  33,310,695     33,539,433     31,883,011
                                                 -----------    -----------    -----------

 Loss from operations before minority interest    (3,466,467)    (6,850,389)    (5,353,203)

 Minority interest in loss of subsidiaries
   from operations                                    22,634         10,736        377,948
                                                 -----------    -----------    -----------

 Loss from operations                             (3,443,833)    (6,839,653)    (4,975,255)

 Discontinued Operations:
 Income (loss) from discontinued operations
   (including gain (loss) on sale of
   properties) (Note 12)                           8,196,269       (284,137)     4,375,326
                                                 -----------    -----------    -----------
 Net income (loss)                               $ 4,752,436     (7,123,790)      (599,929)
                                                 ===========    ===========    ===========

 Number of BACs outstanding                         15,987.5       15,987.5        15,987.5
                                                 ===========    ===========    ===========


 Loss from operations - limited partners         $(3,409,395)   $(6,771,256)   $(4,925,503)
 Income (loss) from discontinued operations
   (including gain (loss) on sale of
   properties) - limited partners                  8,114,306       (281,296)     4,331,573
                                                 -----------    -----------    -----------

 Net income (loss) - limited partners            $ 4,704,911    $(7,052,552)   $  (593,930)
                                                 ===========    ===========    ===========

 Loss from operations per BAC                    $   (213.25)   $   (423.53)   $   (308.08)
 Income (loss) from discontinued operations
   per BAC                                            507.54         (17.60)        270.93
                                                 -----------    -----------    -----------

 Net income (loss) per BAC                       $    294.29    $   (441.13)   $    (37.15)
                                                 ===========    ===========    ===========


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                                                    Limited         General
                                                     Total          Partners        Partner
                                                  ------------    ------------    ------------
Partners' deficit - March 16, 2002                $(28,956,873)   $(27,937,460)   $ (1,019,413)
Net loss, year ended March 15, 2003                   (599,929)       (593,930)         (5,999)
                                                  ------------    ------------    ------------

Partners' deficit - March 15, 2003                 (29,556,802)    (28,531,390)     (1,025,412)
Net loss, year ended March 15, 2004                 (7,123,790)     (7,052,552)        (71,238)
                                                  ------------    ------------    ------------

Partners' deficit - March 15, 2004                 (36,680,592)    (35,583,942)     (1,096,650)
Net income, year ended March 15, 2005                4,752,436       4,704,912          47,524
Noncash distribution to related party                  (29,389)        (29,095)           (294)
Noncash contribution due to write-off of
 related party debt                                      7,500               0           7,500
                                                  ------------    ------------    ------------

Partners' deficit - March 15, 2005                $(31,950,045)   $(30,908,125)   $ (1,041,920)
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                              Years Ended March 15,
                                                                  ----------------------------------------------
                                                                      2005             2004*            2003*
                                                                  ------------     ------------     ------------
 Cash flows from operating activities:
   Net income (loss)                                              $  4,752,436     $ (7,123,790)    $   (599,929)
                                                                  ------------     ------------     ------------
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
   (Income) loss from discontinued operations                       (8,196,269)         284,137       (4,375,326)
   Write-off of deferred costs                                               0                0          287,019
   Cancellation of indebtedness income                                 (68,571)         (68,571)         (68,571)
   Accrued interest added to principal of mortgage note payable        228,613          215,618          197,846
   Depreciation and amortization                                     6,498,326        6,757,547        5,679,284

   (Increase) decrease in assets:
   Cash held in escrow                                                 (40,801)       1,208,085         (399,440)
   Accounts receivable - tenants                                       144,638          170,244         (151,192)
   Other assets                                                       (180,779)         229,739         (683,797)
   Increase (decrease) in liabilities:
   Accounts payable and other liabilities                              792,812          472,254          214,646
   Due to general partners and affiliates                              481,132        1,467,396          997,205
   Minority interest in loss of subsidiaries                           (22,634)         (10,736)        (377,948)
                                                                  ------------     ------------     ------------

 Total adjustments                                                    (363,533)      10,725,713        1,319,726
                                                                  ------------     ------------     ------------

 Net cash provided by operating activities                           4,388,903        3,601,923          719,797
                                                                  ------------     ------------     ------------

 Cash flows from investing activities:
   Improvements to property and equipment                           (2,187,824)      (2,050,294)      (2,866,782)
   Decrease (increase) in cash held in escrow                          665,769       (3,558,039)       2,007,618
                                                                  ------------     ------------     ------------

 Net cash used in investing activities                              (1,522,055)      (5,608,333)        (859,164)
                                                                  ------------     ------------     ------------

 Cash flows from financing activities:
   Increase in deferred costs                                              (18)        (130,827)        (459,668)
   Increase in due to local general partners and affiliates          2,017,717        4,658,134          731,440
   Decrease in due to local general partners and affiliates           (249,391)        (125,125)        (390,190)
   Increase (decrease) in due to selling partners                      119,338          (10,746)          40,020
   Proceeds from mortgage notes                                              0       14,396,048       15,209,376
   Repayment of mortgage notes                                      (5,923,190)     (18,149,630)     (15,403,198)
   Decrease in capitalization of consolidated subsidiaries
     attributable to minority interest                                 414,791          390,370           99,194
                                                                  ------------     ------------     ------------

 Net cash (used in) provided by financing activities                (3,620,753)       1,028,224         (173,026)
                                                                  ------------     ------------     ------------

 Net decrease in cash and cash equivalents                            (753,905)        (978,186)        (312,393)

 Cash and cash equivalents, beginning of year                        5,089,076        6,067,262        6,379,655
                                                                  ------------     ------------     ------------

 Cash and cash equivalents, end of year                           $  4,335,171     $  5,089,076     $  6,067,262
                                                                  ============     ============     ============

 Supplemental disclosure of cash flows information:
   Cash paid during the year for interest                         $  6,222,487     $  7,988,167     $  9,309,001
                                                                  ============     ============     ============


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)



                                                                              Years Ended March 15,
                                                                  ----------------------------------------------
                                                                      2005             2004*            2003*
                                                                  ------------     ------------     ------------
 Supplemental disclosures of noncash investing and financing activities:
   Distribution from sale to related party                        $    (29,389)    $          0     $          0
   Contribution from write-off of related party debt                     7,500                0                0
   Increase in accounts payable and other liabilities for
     deferred loss on sale of properties                                     0                0           63,084

 Summarized below are the components of the forgiveness of
   indebtedness income:
   Decrease in accounts payable, accrued expenses and other
     liabilities                                                  $          0     $   (133,565)    $          0


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005


NOTE 1 - General

Liberty Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit (the "Low-Income Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. The Partnership had originally invested in 31 subsidiary partnerships. During the year ended March 15, 2005, the Partnership sold the properties and the related assets and liabilities of four Local Partnerships and the limited partnership interest in two Local Partnerships. Through the year ended March 15, 2005, the Partnership sold the properties and the related assets and liabilities of seven Local Partnerships and its limited partnership interest in three Local Partnerships. Subsequently on March 29, 2005, the property and the related assets and liabilities of Regent Street Associates, L.P. ("Regent Street") were sold. Also subsequently on April 25, 2005, the Partnership entered into a contract to sell the Limited Partnership interest in Fox Glenn Investors, L.P. ("Fox Glenn"). There can be no assurance as to whether or when the sale will actually occur.

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements for the years ended March 15, 2005, 2004 and 2003 include the accounts of the Partnership and 28, 30 and 31 subsidiary partnerships, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated approximately $0, $192,000 and $15,000 for the years ended March 15, 2005, 2004 and 2003, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



accumulated   depreciation  are  eliminated  from  the  assets  and  accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.

In accordance with FASB 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financials statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through March 15, 2005, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

d)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:


                                                         March 15,
                                          --------------------------------------
                                             2005          2004          2003
                                          ----------    ----------    ----------
Interest                                  $  144,236    $  115,745    $  127,427
Other                                        484,139       500,086       563,389
                                          ----------    ----------    ----------

   Total other revenue                    $  628,375    $  615,831    $  690,816
                                          ==========    ==========    ==========


Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:


                                                         March 15,
                                          --------------------------------------
                                             2005          2004          2003
                                          ----------    ----------    ----------
Interest                                  $   60,870    $   80,768    $   93,398
Other                                        282,021       412,744       447,348
                                          ----------    ----------    ----------

   Total other revenue                    $  342,891    $  493,512    $  540,746
                                          ==========    ==========    ==========


Interest income is earned on cash and cash equivalent balances and cash held in escrow balances. Other income includes income from forfeited security deposits, late charges, laundry and vending income and other rental related items. Subsidy income includes rent subsidy received from the Atlantic County Improvement Authority at one Local Partnership.


                                                         March 15,
                                          --------------------------------------
                                             2005          2004          2003
                                          ----------    ----------    ----------
Subsidy Income                            $4,007,686    $  501,511    $  479,595
                                          ==========    ==========    ==========


The subsidy income is related to Charles Drew Court Associates, L.P. ("Charles Drew"). The Atlantic County Improvement Authority ("ACIA") entered into a pledge/security agreement with Bank of America (formerly Fleet Bank, N.A.), Charles Drew's mortgagor, under which ACIA pledged certificates of deposit originally in the amount of $4,772,500. The funds, including interest earned thereon, provided a subsidy to Charles Drew equal to the debt service on the mortgage. The funds were used to payoff the mortgage in September 2004.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



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

Cash  and  Cash  Equivalents  and  Cash  Held  in  Escrow
---------------------------------------------------------
The  carrying  amount approximates fair value.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable from operations are as follows:


                                                  March 15, 2005                March 15, 2004*
                                            --------------------------    --------------------------
                                             Carrying         Fair         Carrying         Fair
                                              Amount          Value         Amount          Value
                                            -----------    -----------    -----------    -----------
Mortgage notes payable for which it is:
  Practicable to estimate fair value        $35,830,552    $35,830,552    $82,559,517    $87,599,429
  Not practicable                           $61,372,757             **    $46,910,644             **


The estimated fair values of the Partnership's mortgage notes payable from discontinued operations are as follows:


                                                  March 15, 2005                March 15, 2004*
                                            --------------------------    --------------------------
                                             Carrying         Fair         Carrying         Fair
                                              Amount          Value         Amount          Value
                                            -----------    -----------    -----------    -----------
Mortgage notes payable for which it is:
  Practicable to estimate fair value        $ 3,755,369    $ 3,755,369    $         0    $         0
  Not practicable                           $ 8,277,268             **    $ 7,330,000             **


*   Reclassified for comparative purposes.
**  Management  believes it is not practicable to estimate the fair value of the
    mortgage   notes   payable   because   mortgage    programs   with   similar
    characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



NOTE 4 - Property and Equipment

The components of property and equipment from operations are as follows:


                                               March 15,              Estimated
                                    -----------------------------   Useful Lives
                                        2005             2004*         (Years)
                                    ------------     ------------   ------------
Land                                $  6,885,598     $  9,181,203        --
Buildings and improvements           171,519,862      215,705,799     15 to 40
Other                                  4,751,068        5,924,632      3 to 20
                                    ------------     ------------
                                     183,156,528      230,811,634
Less:  Accumulated depreciation      (96,840,139)    (116,830,860)
                                    ------------     ------------

                                    $ 86,316,389     $113,980,774
                                    ============     ============


* Reclassified for comparative purposes.

Included in property and equipment are $6,859,371 of acquisition fees paid to the General Partners and $809,661 of acquisition expenses. In addition, as of March 15, 2005, buildings and improvements include $2,870,719 of capitalized interest.

In connection with the development or rehabilitation of the Properties, the subsidiary partnerships have incurred developer's fees of $23,360,275 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 15, 2005, 2004 and 2003 amounted to $6,376,651, $6,343,627 and $5,504,926, respectively.

During the years ended March 15, 2005 and 2004, there were write-offs of accumulated depreciation in the amounts of $26,367,372 and $6,388,660, respectively, and $13,195,220 and $4,447,847 of these write-offs are related to the discontinued assets.

The components of property and equipment held for sale from discontinued operations are as follows:


                                               March 15,              Estimated
                                    -----------------------------   Useful Lives
                                        2005             2004*         (Years)
                                    ------------     ------------   ------------

Land                                $    396,769     $    454,707        --
Buildings and improvements            22,802,756       10,163,785     15 to 40
Other                                  1,189,046          338,337      3 to 20
                                    ------------     ------------
                                      24,388,571       10,956,829
Less:  Accumulated depreciation      (13,195,220)      (4,447,847)
                                    ------------     ------------

                                    $ 11,193,351     $  6,508,982
                                    ============     ============


Depreciation expense for the discontinued property and equipment for the years ended March 15, 2005, 2004 and 2003 amounted to $1,188,335, $2,067,173 and
$2,400,391, respectively.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:


                                                              March 15,
                                                     ---------------------------
                                                        2005            2004*
                                                     -----------     -----------
Real estate taxes, insurance, and other              $ 1,592,143     $ 1,928,811
Reserve for replacements                               8,303,201      12,402,646
Other                                                    634,335         850,587
                                                     -----------     -----------

                                                     $10,529,679     $15,182,044
                                                     ===========     ===========


* Reclassified for comparative purposes.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



Cash held in escrow included in the discontinued assets consists of the following:


                                                              March 15,
                                                     ---------------------------
                                                        2005            2004*
                                                     -----------     -----------
Real estate taxes, insurance, and other              $   301,972     $   180,547
Reserve for replacements                               3,426,996         149,096
Other                                                    122,610          38,316
                                                     -----------     -----------

                                                     $ 3,851,578     $   367,959
                                                     ===========     ===========


NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:


                                               March 15,
                                    -----------------------------      Period
                                        2005             2004*        (Months)
                                    ------------     ------------   ------------

Operating guarantee fee             $    510,343     $    510,443        60
Financing expenses                     2,242,728        3,160,617        **
Supervisory salaries                     783,020          783,020        60
Other                                     48,518           48,518      Various
                                    ------------     ------------
                                       3,584,609        4,502,598
Less:  Accumulated amortization       (1,662,029)      (2,212,966)
                                    ------------     ------------

                                    $  1,922,580     $  2,289,632
                                    ============     ============


* Reclassified for comparative purposes. ** Over the life of the respective mortgages.

Amortization of deferred costs for the years ended March 15, 2005, 2004 and 2003 amounted to $121,675, $413,920 and $174,358, respectively.

During the years ended March 15, 2005 and 2004, there were net decreases in deferred costs of $917,989 and $2,167,801 and net decreases in accumulated amortization of $672,612 and $1,620,753, respectively, due to write-offs and reclasses into discontinued operations as summarized in the table below.

The discontinued assets components of other deferred costs and their periods of amortization are as follows:


                                               March 15,
                                    -----------------------------      Period
                                        2005             2004*        (Months)
                                    ------------     ------------   ------------
Financing expenses                  $    250,557     $    500,601        **
Less:  Accumulated amortization         (182,368)        (181,173)
                                    ------------     ------------

                                    $     68,189     $    319,428
                                    ============     ============


** Over the life of the respective mortgages.

Amortization of deferred costs in the discontinued assets for the years ended March 15, 2005, 2004 and 2003 amounted to $182,464, $357,648 and $147,092, respectively.


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $567,000 including principal and interest at rates varying from 1% to 12% per annum, through 2036. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



Annual principal payment requirements as of March 15, 2005 for each of the next five fiscal years and thereafter are as follows:


             Fiscal Year Ending                       Amount
             ------------------                    -----------
             2005                                  $ 5,015,281
             2006                                    2,865,736
             2007                                    2,634,376
             2008                                   11,713,972
             2009                                    2,334,536
             Thereafter                             72,639,408
                                                   -----------

                                                   $97,203,309
                                                   ===========


Accrued interest payable at March 15, 2005 and 2004 was approximately $7,885,000 and $7,626,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

Annual principal payment requirements as of March 15, 2005 for each of the next five fiscal years and thereafter for the discontinuing liabilities are as follows:


             Fiscal Year Ending                       Amount
             ------------------                    -----------
             2005                                  $   373,126
             2006                                      984,532
             2007                                      496,823
             2008                                      731,743
             2009                                      547,681
             Thereafter                              8,898,732
                                                   -----------

                                                   $12,032,637
                                                   ===========


Accrued interest payable for the discontinued liabilities at March 15, 2005 and 2004 was approximately $711,000 and $2,053,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

In September 2004, Charles Drew Associates, L.P. ("Charles Drew") received funds from a pledge/security agreement with Bank of America (formerly Fleet Bank, N.A.), Charles Drew's mortgagor, under which the ACIA pledged certificates of deposit originally in the amount of $4,772,500. The funds, including interest earned thereon, provided a subsidy to the Partnership equal to the debt service on the mortgage. The funds were used to payoff the mortgage in September 2004.

On October 21, 2003, Greenleaf Associates Limited Partnership's ("Greenleaf") mortgage note was refinanced under the Mark-to-Market program sponsored by HUD. The USGI, Inc. mortgage, in the amount of $4,257,383, was paid-off from proceeds from a new HUD insured first mortgage held by Heartland Bank at a rate of 6.25% in the amount of $796,200 and a second mortgage held by Secretary of Department of Housing and Urban Development, Washington, D.C. at a rate of 1% in the amount of $3,297,016. Also, a third mortgage provided by Secretary of Department of Housing and Urban Development, Washington, D.C. at a rate of 1% in the amount of $543,064 was obtained. The refinancing proceeds were committed to Greenleaf for the purpose of paying the related finance costs totaling $48,786, and increasing the amount of reserve for replacement by $276,218.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



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

The costs incurred to related parties for the years ended March 15, 2005, 2004 and 2003 were as follows:

A) Related Party Fees


                                                            Years Ended March 15,
                                               -----------------------------------------------
                                                   2005             2004*             2003*
                                               ------------     -------------     ------------
 Partnership management fees (a)               $  1,025,500     $   1,010,809     $  1,122,750
 Expense reimbursement (b)                          167,875           187,009          146,661
 Local administrative fee (d)                        39,000            36,500           39,000
                                               ------------     -------------     ------------
 Total general and administrative-General         1,232,375         1,234,318        1,308,411
   Partners                                    ------------     -------------     ------------

 Property management fees incurred to
   affiliates of the Local General Partners
   (c)                                              857,354           716,363          909,834
                                               ------------     -------------     ------------

 Total general and administrative-related
   parties                                     $  2,089,729     $   1,950,681     $  2,218,245
                                               ============     =============     ============


* Reclassified for comparative purposes.

   Related Party Fees - discontinued operations


                                                            Years Ended March 15,
                                               -----------------------------------------------
                                                   2005             2004              2003
                                               ------------     -------------     ------------
 Property management fees incurred to
   affiliates of the General Partner           $          0     $     100,073     $    111,324
 Local administrative fee (d)                         8,125            15,000           27,500
                                               ------------     -------------     ------------
 Total general and administrative-General             8,125           115,073          138,824
   Partners                                    ------------     -------------     ------------

  Property management fees incurred to
   affiliates of the Local General Partners
   (c)                                              178,578           246,599          279,036
                                               ------------     -------------     ------------

 Total general and administrative-related
   parties                                     $    186,703     $     361,672     $    417,860
                                               ============     =============     ============


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement) for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,811,000 and $7,911,000 were accrued and unpaid as of March 15, 2005 and 2004, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P. amounting to approximately $35,000 and $90,000 were accrued and unpaid as of March 15, 2005 and 2004, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $1,689,474, $1,826,298 and $1,902,472 for the years ended March 15, 2005, 2004 and 2003, respectively. Of these fees $1,035,932, $962,962 and
$1,188,870 was incurred to affiliates of the Local General Partners, which includes $178,578, $246,599 and $279,036 of fee relating to discontinued operations.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



(d)  Liberty   Associates,   the  special  limited  partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(e) Liberty Associates received cash distributions of approximately $7,000, $4,000 and $7,000 during the years ended March 15, 2005, 2004 and 2003, respectively.

Liberty Associates was allocated Low-Income Housing Tax Credits of approximately $0, $10 and $200 for the taxable years ended March 15, 2005, 2004 and 2003, respectively.

(f) Due to local general partners and affiliates at March 15, 2005 and 2004 consists of the following:


                                                             March 15,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------
 Accrued ground lease                              $          0     $    363,147
 Operating deficit advances                                   0          123,055
 Operating advances                                   1,848,656        1,218,909
 Development fee payable                                132,448          132,448
 Residual loan payable                                   52,500           52,500
 Interest                                             8,322,836        7,386,949
 Long-term notes payable (g)                          9,034,498        8,968,086

 Management and other fees                            1,689,238        1,734,190
                                                   ------------      -----------

                                                   $ 21,080,176     $ 19,979,284
                                                   ============     ============


(f) Due to local general partners and affiliates at March 15, 2005 and 2004 included in the discontinued liabilities consists of the following:


                                                             March 15,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------
 Operating deficit advances                        $    123,055     $          0
 Accrued ground lease                                   388,647                0
 Operating advances                                     221,015                0
                                                   ------------     ------------

                                                   $    732,717     $         0
                                                   ============     ============


(g) Long-term notes payable consist of the following:


                                                             March 15,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------
Grove Parc Associates L.P. ("Grove Parc")
-----------------------------------------
This note bears interest at 7.39% compounded
annually on May 1 of each year. The note is
secured by a mortgage  subordinate  in rights
to mortgages  securing the building  loan.
Both  principal and interest on the loan are
due and payable in full out of residual receipts
on April 29, 2010, or are immediately due and
payable upon refinancing or sale of the project.   $  5,040,000     $  5,040,000

B & C Housing
-------------
This  promissory  note bears interest on the
unpaid  principal  balance at prime plus 2% per
annum payable along with principal as and when
permitted by the partnership agreement and
payable only from surplus cash.                         139,670          139,670

Shiloh
------
Two promissory notes each bearing interest at 6%.     3,788,416        3,788,416

This consulting fee is noninterest bearing and
is payable from surplus cash as defined by HUD.           9,000                0

Two loans from the general partner of Shiloh
bearing interest at 7.5% payable in monthly
installments of $773                                     57,412                0
                                                   ------------     ------------

                                                   $  9,034,498     $  8,968,086
                                                   ============     ============


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



The Partnership had negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships had agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements varied for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.

Amounts funded under the Operating Deficit Guaranty Agreements were treated as non-interest bearing loans, which will be paid only out of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2005, there was approximately $123,000 advanced under the Operating Deficit Guaranty Agreements. Any amounts funded under such agreements would be reflected under "Due to local general partner and affiliates" on our financial statements. As of March 31, 2005, all Operating Deficit Guaranty Agreements have expired.


NOTE 9 - Taxable Net Income

A reconciliation of the financial statement net income (loss) to the taxable net income (loss) for the Partnership and its consolidated subsidiaries is as follows:


                                                                            Year Ended March 15,
                                                               -----------------------------------------------
                                                                   2005             2004             2003
                                                               -------------    -------------    -------------
 Financial statement
 Net income (loss)                                             $   4,752,436    $  (7,123,790)   $    (599,929)
 Difference between depreciation and amortization expense
   recorded for financial reporting purposes and the
   accelerated cost recovery system utilized for income tax
   purposes                                                         (649,272)       1,068,460         (341,315)
 Difference resulting from parent company having a different fiscal year for income tax and financial reporting
   purposes                                                          (95,219)         (47,997)         (54,280)
 Difference between gain on sale of properties for financial
   reporting purposes and for income tax purposes                 (1,258,696)        (529,306)        (406,824)
 Difference between forgiveness of indebtedness income for
   financial reporting purposes and for income tax purposes                0         (113,565)               0
 Loss allocated to minority interest for income tax purposes               0          673,217                0
 Differences resulting principally from rental income
   recognized  for income tax  purposes and  deferred  for
   financial  reporting purposes and interest and other
   operating  expenses  deducted for  financial reporting
   purposes not deducted for income tax purposes                    (653,896)         304,471           80,359
                                                               -------------    -------------    -------------
 Net income (loss) as shown on the income tax return for the
   calendar year ended                                         $   2,095,353    $  (5,768,510)   $  (1,321,989)
                                                               =============    =============    =============


NOTE 10 - Sale of Properties

As of March 15, 2005, the Partnership sold the properties and the related assets and liabilities of seven Local Partnerships and its Limited Partnership interest in three Local Partnerships. Subsequently on March 29, 2005, the property and the related assets and liabilities of Regent Street were sold. Also subsequently on April 25, 2005, the Partnership entered into a contract to sell the Limited Partnership interest in Fox Glenn. There can be no assurance as to whether or when the sale will actually occur.

On February 17, 2005, the partnership's limited Partnership Interest in Redwood Villa Associates ("Redwood") was sold to an unaffiliated third party purchaser for $60,000, resulting in a gain of approximately $1,700,000 which will be recognized in the Partnership's Form 10-Q for the quarter ended June 15, 2005.

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. ("Lund Hill") were sold to an unaffiliated thirty party purchaser for $6,500,000, resulting in a gain of approximately $1,100,000 which will be recognized in the Partnership's Form 10-Q for the quarter ended June 15, 2005.

On December 29, 2004, the Partnership entered into an agreement for the sale of its Limited Partnership Interest in Lancaster Towers Associates, LTD ("Lancaster") to an affiliate of the Local General Partner for a purchase price of $449,750. The sales documents have been executed and the funds are being held in escrow waiting for approval of the sale from the Department of Housing and Urban Development ("HUD"). No assurances can be given that HUD will approve the sale. Lancaster is being held as an Asset held for sale as of March 15, 2005.

On September 24, 2004, the property and the related assets and liabilities of Autumn Park Associates, L.P. ("Autumn Park") were sold to an unaffiliated third party for approximately $4,800,000. The proceeds were used to settle the associated mortgage which had an outstanding balance of approximately $3,600,000, and the balance was distributed to the partners. This amount consisted of $900,000 paid in cash at the closing and $150,000 pursuant to one promissory note. The note compounds interest at 10% and is due on October 30, 2005. The sale resulted in a gain of approximately $2,100,000.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



On August 27, 2004, the property and the related assets and liabilities of 2108 Bolton Drive Associated, L.P. ("Bolton") were sold to an unaffiliated third party for $8,891,000, resulting in a gain of approximately $1,700,000.

On July 30, 2004, the property and the related assets and liabilities of Tanglewood Apartments, L.P. ("Tanglewood") were sold to an unaffiliated third party for $3,425,000, resulting in a gain of approximately $1,100,000. The sale resulted in the liquidation of Tanglewood.

On March 31, 2004, the Partnership's limited Partnership Interest in Walnut Park Plaza ("Walnut") was sold to the local general partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately
$7,700,000 resulting in a general partner contribution of approximately $2,600,000. The sale resulted in the liquidation of Walnut.

On March 2, 2004, the Partnership signed a "Letter of Intent" with an unaffiliated third party to purchase the Partnership's limited partnership interest in Bayridge Associates, L.P. ("Bayridge") for a purchase price of $1,100,000 plus the assumption of the existing debt. The closing is expected to occur in 2006. No assurances can be given that the sale will actually occur.

On May 19, 2003, the property and the related assets and liabilities of Silver Blue were sold to an unaffiliated third party for a purchase price of $3,500,000 resulting in a gain of approximately $400,000. Accrued interest on a note related to the Local Partnership was forgiven resulting in forgiveness of indebtedness income of approximately $114,000. The sale resulted in the liquidation of Silver Blue.

On March 16, 2003, the Partnership recorded the transfer of the deed in lieu of foreclosure to Bryden Road, one of the properties owned by Shiloh to an unaffiliated third party. The outstanding mortgage balance paid by the third party on the day of transfer was $189,871 resulting in a gain of $104,000, which is included in gain on sale of properties.

On January 23, 2003, the property and the related assets and liabilities of Ludlam Gardens Apartments, LTD. ("Ludlam") were sold to an unaffiliated third party for a purchase price of $3,900,000 resulting in a gain of approximately $1,000,000. The sale resulted in the liquidation of Ludlam.

On January 16, 2003, the property and the related assets and liabilities of Dixie Apartment Associates, LTD. ("Dixie") were sold to an unaffiliated third party for a purchase price of $1,300,000 resulting in a gain of approximately $300,000. The sale resulted in the liquidation of Dixie.

On December 18, 2002, the Partnership entered into an agreement with the local general partner to sell its remaining limited partnership interest in Shiloh for a purchase price of $175,000. No assurance can be given that the closing will actually occur.

On May 31, 2002, the Partnership's Limited Partnership interest in Apple Creek Housing Associates, LTD. ("Apple Creek") was sold to an unaffiliated third party purchaser for $200,000 resulting in a gain of approximately $6,800,000,


NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnership - Going Concern

One subsidiary partnership, Redwood Villa Associates has significant contingencies and uncertainties regarding its continuing operations which raise substantial doubt about its ability to continue as a going concern. The financial statements of this subsidiary partnership were prepared assuming that it will continue as a going concern.

Redwood Villa Associates, L.P.
------------------------------
Redwood Villa Associates, L.P. ("Redwood") has sustained operating losses since its inception. For the 2004 Fiscal Year, Redwood experienced a loss of $199,278, including $216,628 of depreciation and $4,554 of amortization, and at December 31, 2004 had a partners' deficit of $1,944,248. In addition, Redwood has been able to defer ground lease payments that are due to a related party in the cumulative amount of $388,647 and $363,147 as of December 31, 2004 and 2003, respectively. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve continued profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the 2004, 2003 and 2002 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2005 and 2004 was reduced to zero by prior years' losses and the minority interest balance was approximately $393,000 and $397,000, respectively. Redwood's net loss after minority interest amounted to approximately $195,000, $200,000 and $157,000 for the 2004, 2003 and 2002 Fiscal Years, respectively. On February 17, 2005, the Partnership's limited partnership interest in Redwood was sold.

b)  Lease Commitment

Redwood entered into a forty-year ground lease with a related party for the land on which the building is built. As stipulated in the lease, the subsidiary partnership agrees to pay all real estate taxes, license and permit fees, among other charges that may be assessed upon the land or improvements. At December 31, 2003, Redwood was committed to minimum future rentals on the noncancellable lease in the amount of $60,000 a year through 2028. The lease payments are payable from available cash and at December 31, 2004 and 2003 the subsidiary partnership has accrued lease payments of $388,647 and $363,147, respectively. On February 17, 2005, the Partnership's limited partnership interest in Redwood was sold.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 2005, uninsured cash and cash equivalents approximated $6,200,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and or HUD. Such cash distributions are typically made from surplus cash flow.

e)  Tax Credits

A portion of the Tax Credits  could be subject to  recapture  in future years if
(i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified basis of the Local Partnership property or
(iii) if there is a reduction in the Local Partnership interest in the property at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. As of December 31, 2003, the Tax Credit Period for each Local Partnership had expired.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 24% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Note 12 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of March 15, 2005, Lancaster, Lund Hill, Redwood and Regent Street were classified as discontinued operations in the Consolidated Financial Statements. As of March 15, 2004, Walnut was reclassified as a discontinued operation on the Consolidated Balance Sheets.

Consolidated Balance Sheets:


                                                       March 15,      March 15,
                                                         2005           2004
                                                      -----------    -----------
 Assets
   Property and equipment - less
     accumulated depreciation of $13,195,220
    and $4,447,847, respectively                      $11,193,351    $ 6,508,982
  Cash and cash equivalents                               444,267        135,652
  Cash held in escrow                                   3,851,578        367,959
  Deferred costs, net of accumulated
    amortization of $182,368 and $181,173,
    respectively                                           68,189        319,428
  Other assets                                             88,862         18,405
                                                      -----------    -----------
 Total assets                                         $15,646,247    $ 7,350,426
                                                      ===========    ===========

Liabilities
  Mortgage notes payable                              $12,032,637    $ 7,330,000
  Accounts payable and other liabilities                1,172,267      2,358,274
  Due to local general partners and
    affiliates                                            732,717              0
  Due to general partners and affiliates                   49,500         28,333
  Minority interest                                       121,630        992,611
                                                      -----------    -----------
Total liabilities                                     $14,108,751    $10,709,218
                                                      ===========    ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 15, 2005, Lancaster, Lund Hill, Redwood and Regent Street, which were classified as assets held for sale and Autumn Park, Bolton, Tanglewood and Walnut, which were sold during the year, were all classified as discontinued operations on the Consolidated Financial Statements. For the year ended March 15, 2004, Lancaster, Lund Hill, Redwood, Regent Street, Autumn Park, Bolton, and Tanglewood, in order to present comparable results to the year ended March 15, 2005, Walnut, which was classified as an asset held for sale, and Silver Blue and Bryden Road, which were sold during the year, were all classified as discontinued operations on the Consolidated Financial Statements. For the year

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



ended March 15, 2003, Lancaster, Lund Hill, Redwood, Regent Street, Autumn Park, Bolton, Tanglewood, Walnut, Silver Blue and Bryden Road, in order to present comparable results to the year ended March 15, 2005, and Dixie, Ludlam and Apple Creek, which were sold during the year, were classified as discontinued operations on the Consolidated Financial Statements.

Consolidated Statements of Discontinued Operations:


                                                                       Years Ended March 15,
                                                            ---------------------------------------------
                                                                2005            2004             2003
                                                            ------------    ------------     ------------
 Revenues

Rental income                                               $  5,385,163    $  7,738,862     $  9,656,804
Other (Note 2)                                                   342,891         493,512          540,746
Gain on sale of properties (Note 10)                           4,851,895       1,798,361        6,763,125
                                                            ------------    ------------     ------------
 Total revenue                                                10,579,949      10,030,735       16,960,675
                                                            ------------    ------------     ------------

Expenses

General and administrative                                     1,621,618       1,678,275        1,988,866
General and administrative-related parties (Note 8)              186,703         361,672          417,860
Repairs and maintenance                                        1,126,128       2,001,085        2,039,000
Operating                                                      1,051,870       1,276,543        1,363,531
Taxes                                                            340,505         522,665          687,813
Insurance                                                        336,815         469,678          612,370
Interest                                                       1,251,723       2,162,150        3,017,469
Depreciation and amortization                                  1,370,799       2,424,821        2,547,483
                                                            ------------    ------------     ------------

Total expenses                                                 7,286,161      10,896,889       12,674,392
                                                            ------------    ------------     ------------

Income (loss) before minority interest                         3,293,788        (866,154)       4,286,283
Extraordinary item - forgiveness of indebtedness in
  income (Note 10)                                                     0         113,565                0
Minority interest in loss of subsidiaries from
  discontinued operations                                      4,902,481         468,452           89,043
                                                            ------------    ------------     ------------
Total income (loss) from discontinued operations            $  8,196,269    $   (284,137)    $  4,375,326
  (including gain on sale of properties)                    ============    ============     ============


Income (loss) - limited partners from discontinued
  operations (including gain on sale of properties)         $  8,114,306    $   (281,296)    $  4,331,573
                                                            ============    ============     ============

Number of BACs outstanding                                      15,987.5        15,987.5         15,987.5
                                                            ============    ============     ============

Income (loss) discontinued operations (including gain on
  sale of properties) per BAC                               $     507.54    $     (17.60)    $     270.93
                                                            ============    ============     ============


NOTE 13 - New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal period beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 was applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

NOTE 14 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2005 and 2004. The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).


                                                                                      Quarter Ended
                                                             ---------------------------------------------------------------
                                                               June 15,       September 15,    December 15,       March 15,
                      OPERATIONS                                 2004             2004             2004             2005
---------------------------------------------------------    ------------     ------------     ------------     ------------
Revenues                                                     $  6,361,609     $  6,590,101     $  6,561,049     $ 10,331,469

Operating expenses                                             (8,322,993)      (8,433,835)      (8,489,471)      (8,064,396)
                                                             ------------     ------------     ------------     ------------

(Loss) income from operations before minority interest         (1,961,384)      (1,843,734)      (1,928,422)       2,267,073

Minority interest in loss of subsidiaries from operations           3,677            7,949            7,943            3,065
                                                             ------------     ------------     ------------     ------------

(Loss) income from operations                                  (1,957,707)      (1,835,785)      (1,920,479)       2,270,138

Income (loss) from discontinued operations (including
   gain (loss) of properties and minority interest)             2,952,593          (24,190)       4,226,062        1,041,804
                                                             ------------     ------------     ------------     ------------

Net income (loss)                                            $    994,886     $ (1,859,975)    $  2,305,583     $  3,311,942
                                                             ============     ============     ============     ============

Net income (loss) - limited partnership                      $    984,937     $ (1,841,375)    $  2,282,527     $  3,278,823
                                                             ============     ============     ============     ============

Net (loss) income per weighted average BAC from
   operations                                                $    (121.22)    $    (113.68)    $    (118.92)    $     140.58

Net income (loss) per weighted average BAC from
   discontinued operations                                         182.83            (1.50)          261.69            64.51
                                                             ------------     ------------     ------------     ------------

Net income (loss) per weighted average BAC                   $      61.61     $    (115.18)    $     142.77     $     205.09
                                                             ============     ============     ============     ============



                                                                                      Quarter Ended
                                                             ---------------------------------------------------------------
                                                               June 15,       September 15,    December 15,       March 15,
                      OPERATIONS                                 2003*            2003*            2003*            2004*
---------------------------------------------------------    ------------     ------------     ------------     ------------
Revenues                                                     $  6,539,181     $  6,727,124     $  6,543,504     $  6,879,235

Operating expenses                                             (7,983,736)      (8,295,062)      (8,201,370)      (9,059,265)
                                                             ------------     ------------     ------------     ------------

Loss from operations before minority interest and
   extraordinary item                                          (1,444,555)      (1,567,938)      (1,657,866)      (2,180,030)

Minority interest in loss (income) of subsidiaries from
   operations                                                       2,749           10,898           (5,112)           2,201
                                                             ------------     ------------     ------------     ------------

Loss from operations                                           (1,441,806)      (1,557,040)      (1,662,978)      (2,177,829)

Income (loss) from discontinued operations (including
   gain (loss) of properties, minority interest and
   extraordinary item)                                            880,362          (21,336)        (537,598)        (605,565)
                                                             ------------     ------------     ------------     ------------

Net loss                                                     $   (561,444)    $ (1,578,376)    $ (2,200,576)    $ (2,783,394)
                                                             ============     ============     ============     ============

Net loss - limited partnership                               $   (555,830)    $ (1,562,592)    $ (2,178,570)    $ (2,755,560)
                                                             ============     ============     ============     ============

Net loss per weighted average BAC from operations            $     (89.28)    $     (96.41)    $    (102.98)    $    (134.86)

Extraordinary item per BAC                                              0             7.03                0                0

Net income (loss) per weighted average BAC from
   discontinued operations                                          54.51            (8.35)          (33.29)          (37.50)
                                                             ------------     ------------     ------------     ------------

Net loss per weighted average BAC                            $     (34.77)    $     (97.73)    $    (136.27)    $    (172.36)
                                                             ============     ============     ============     ============


* Reclassified for comparative purposes.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2005



NOTE 15 - Subsequent Events

On March 29, 2005, the property and the related assets and liabilities of Regent Street were sold to an unaffiliated third party purchaser for the assumption of the outstanding debt, resulting in a gain of $1,317,000, which will be recognized on the Partnership's Form 10-Q dated June 15, 2005. Regent Street is classified as an asset held for sale as of March 15, 2005.

On April 15, 2005, a distribution from sales proceeds was made to the limited partners of approximately $1,919,000 and to the general partner of approximately $19,000.

On April 25, 2005, the Partnership entered into a Redemption Agreement for the sale of its Limited Partnership interest in Fox Glenn Investors, L.P. ("Fox Glenn") to the Local General Partner. The sales documents have been executed and the funds are being held in escrow. No assurances can be given that the sale will actually occur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

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

Credit Properties GP LLC
----------------------------

Name                                                   Position
----------------------------                           ----------------------

Alan P. Hirmes                                         Director and President

Stuart J. Boesky                                       Executive Vice President

Glenn F. Hopps                                         Treasurer

Teresa Wicelinski                                      Secretary

ALAN P. HIRMES, 50, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 49, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

GLENN F. HOPPS, 42, joined Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 39, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

The general partnership interests in the Partnership are owned as follows:


                                 Name and Address of          Amount and Nature of     Percentage
Title of Class                   Beneficial Ownership         Beneficial Ownership      of Class
---------------------------      ----------------------       --------------------     ----------
                                 Related Credit
                                 Properties L.P.              $1,000 capital
General Partnership              625 Madison Avenue             contribution-
Interest in the Partnership      New York, NY 10022             directly owned             98%

                                 Liberty Associates III
                                 L.P. $1,000 capital
General Partnership              625 Madison Avenue             contribution-
Interest in the Partnership      New York, NY 10022             directly owned              2%


Liberty Associates III L.P. holds a 1% limited partnership interest in each Local Partnership.

No person is known by the Partnership to be the beneficial owner of more than 5% percent of the Limited Partnership Interests and/or the BACs; and none of the General Partners nor any director or executive officer of any of the General Partners owns any Limited Partnership Interests or BACs.

Item 13.  Certain Relationships and Related Transactions

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered for the audit of our annual financial statements for the years ended March 15, 2005 and 2004 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $56,400 and $56,400, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2004 and 2003 were approximately $8,400 and $8,000, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15.     Exhibits and Financial Statement Schedules

                                                                                    Sequential
                                                                                       Page
                                                                                    ----------
(a) 1.       Consolidated Financial Statements
             ---------------------------------

             Report of Independent Registered Public Accounting Firm                    15

             Consolidated Balance Sheets at March 15, 2005 and 2004                     82

             Consolidated Statements of Operations for the Years Ended March 15,
             2005, 2004 and 2003                                                        83

             Consolidated  Statements  of  Changes in Partners' Deficit for the
             Years Ended March 15, 2005, 2004 and 2003                                  84

             Consolidated Statements of Cash Flows for the Years Ended March 15,
             2005, 2004 and 2003                                                        85

             Notes to Consolidated Financial Statements                                 87

(a) 2.       Financial Statement Schedules
             -----------------------------

             Report of Independent Registered Public Accounting Firm                   109

             Schedule I - Condensed Financial Information of Registrant                110

             Schedule III - Real Estate and Accumulated Depreciation                   113

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

(10A)        Form of Subscription  Agreement  (attached to Prospectus as Exhibit
             B) **

(10B)        Form of  Purchase  Agreement  for  purchase  of  Local  Partnership
             Interests **

(10C)        Form of Local Partnership Agreement **


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                                    Sequential
                                                                                       Page
                                                                                    ----------
(21)         Subsidiaries of the Registrant - the Local Partnerships set forth
             in Item 2 may be considered subsidiaries of the Registrant.               104

(31.1)       Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                107

(32.1)       Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and
             Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)       108

** Incorporated herein as an exhibit by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus L.P.'s Registration
             Statement on Form S-11, file No. 33-15479


                                                                                   Jurisdiction
                                                                                        of
(b)          Subsidiaries of the Registrant (Exhibit 21)                           Organization
             ------------------------------                                        ------------
             B & C Housing Associates, L.P.                                             OK
             State Street 86 Associates, L.P.                                           DE
             Fox Glenn Investors, L.P.                                                  PA
             Shiloh-Grove L.P. (Mt. Vernon)                                             OH
             Lancaster Towers Associates, LTD.                                          DE
             West Kinney Associates, L.P.                                               NJ
             Regent Street Associates, L.P.                                             PA
             Magnolia Arms Associates, L.P.                                             FL
             Greenleaf Associates, L.P.                                                 MO
             Alameda Towers Associates, L.P.                                            PR
             Grove Parc Associates, L.P. (Woodlawn)                                     IL
             Redwood Villa Associates                                                   CA
             Charles Drew Court Associates, L.P.                                        NJ
             Bayridge Associates, L.P.                                                  OR
             United-Pennsylvanian, L.P.                                                 PA
             2051 Grand Concourse Associates, L.P.                                      NY
             Concourse Artists Housing Associates, L.P.                                 NY
             Willoughby/Wycoff Housing Associates, L.P.                                 NY
             Robin Housing Associates, L.P.                                             NY
             Lund Hill Associates, L.P.                                                 DE
             Quality Hill Historic District-Phase II-A, L.P.                            MO
             Penn Alto Associates, L.P.                                                 PA
             Sartain School Venture, L.P.                                               PA



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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                       By:  RELATED CREDIT PROPERTIES L.P.,
                            a General Partner


                            By:  Credit Properties GP LLC,
                                 its General Partner


Date:  June 9, 2005
                                 By:  /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes
                                      President and Chief Executive Officer
                                      (Principal Executive and
                                       Financial Officer)


                       By:  LIBERTY ASSOCIATES III, L.P.,
                            a General Partner


                            By:  Related Credit Properties L.P.,
                                 its General Partner


                                 By:  Related Credit Properties Inc.,
                                      its General Partner


Date:  June 9, 2005
                                      By:  /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           President and Chief Executive Officer
                                           (Principal Executive and
                                            Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                                          Title                                        Date
------------------------    ----------------------------------------------------------------      -------------
                            President and Chief Executive Officer, (principal executive and financial officer) of Related Credit Properties Inc., general partner of Related Credit Properties L.P. (a General Partner of
/s/ Alan P. Hirmes          Registrant) which is also the general partner of Liberty
------------------
Alan P. Hirmes              Associates III, L.P. (a General Partner of Registrant)                June 9, 2005
                                                                                                  ------------

                            Treasurer  (principal  accounting officer) of Credit
                            Properties GP LLC, general partner of Related Credit
                            Properties  L.P. (a General  Partner of  Registrant)
                            which is also the general
/s/ Glenn F. Hopps          partner of Liberty Associates III, L.P. (a General Partner of
------------------          Registrant)
Glenn F. Hopps                                                                                    June 9, 2005
                                                                                                  ------------


                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 15, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.



         Date: June 9, 2005
               ------------
                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                      RULE 13A-14(B) OR RULE 15D-14(B) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In connection with the Annual Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 15, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     June 9, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 7, 2005 on page 15 and based on the reports of other auditors, we have also audited supporting Schedule I for the 2004, 2003 and 2002 Fiscal Years and Schedule III at March 15, 2005. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 7, 2005

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships):


                          LIBERTY TAX CREDIT PLUS L.P.
                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                              March 15,
                                                    ----------------------------
                                                       2005             2004
                                                    -----------      -----------
Cash and cash equivalents                           $ 5,796,076      $ 2,603,215
Investment in subsidiary partnerships                 6,806,072       11,403,625
Other assets                                            204,148           78,236
                                                    -----------      -----------

Total assets                                        $12,806,296      $14,085,076
                                                    ===========      ===========


                               LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates               $ 7,846,137      $ 7,401,505
                                                    -----------      -----------

Total liabilities                                     7,846,137        7,401,505

Partners' equity                                      4,960,159        6,683,571
                                                    -----------      -----------

Total liabilities and partners' equity              $12,806,296      $14,085,076
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                                    Years Ended march 15,
                                                         -------------------------------------------
                                                            2005            2004            2003
                                                         -----------     -----------     -----------
Revenues                                                 $    54,094     $    12,850     $    12,847
                                                         -----------     -----------     -----------

Expenses

Administrative and management                                326,341         187,487         142,844
Administrative and management-related parties              1,193,375       1,197,818       1,269,411
                                                         -----------     -----------     -----------

Total expenses                                             1,519,716       1,385,305       1,412,255
                                                         -----------     -----------     -----------

Loss from operations                                      (1,465,622)     (1,372,455)     (1,399,408)

Gain on sale on investment in subsidiary partnerships              0               0       6,497,938


Equity in loss of subsidiary partnerships (*)             (1,340,990)     (1,422,006)     (7,528,994)

Distribution income from subsidiary partnerships           1,112,589          41,217         577,613
                                                         -----------     -----------     -----------

Net loss                                                 $(1,694,023)    $(2,753,244)    $(1,852,851)
                                                         ===========     ===========     ===========


(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $7,694,855, $1,444,277 and $6,336,652 for the years ended March 15, 2005, 2004, and 2003, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                         2005            2004            2003
                                                      -----------     -----------     -----------
 Cash flows from operating activities:

Net loss                                              $(1,694,023)    $(2,753,244)    $(1,852,851)
                                                      -----------     -----------     -----------

Adjustments to reconcile net loss to net cash used
  in operating activities:
Gain on sale on investment of subsidiary
  partnerships                                                  0               0      (6,497,938)
Equity in loss of subsidiary partnerships               1,340,990       1,422,006       7,528,994
Distribution income from subsidiary partnerships       (1,112,589)        (41,217)       (577,613)
(Increase) decrease in assets:
Other assets                                              (84,299)         24,143         (15,344)
Increase (decrease) in liabilities:
Due to general partners and affiliates                     44,632         189,724         976,371
                                                      -----------     -----------     -----------

Total adjustments                                         188,734       1,594,656       1,414,470
                                                      -----------     -----------     -----------

Net cash used in operating activities                  (1,505,289)     (1,158,588)       (438,381)
                                                      -----------     -----------     -----------

Cash flows from investing activities:

Proceeds from sale of investment in subsidiaries                0               0         200,000
Distributions from subsidiaries                         4,698,150         124,039         854,659
                                                      -----------     -----------     -----------

Net cash provided by investing activities               4,698,150         124,039       1,054,659
                                                      -----------     -----------     -----------

Net increase (decrease) in cash and cash
  equivalents                                           3,192,861      (1,034,549)        616,278

Cash and cash equivalents, beginning of year            2,603,215       3,637,764       3,021,486
                                                      -----------     -----------     -----------

Cash and cash equivalents, end of year                $ 5,796,076     $ 2,603,215     $ 3,637,764
                                                      ===========     ===========     ===========


                  LIBERTY TAX CREDIT PLUS L.P. AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2005


                                                                    Initial cost to Partnership
                                                                   -----------------------------

                                                                                                 Cost Capitalized
                                                                                                   Subsequent to
                                                                                   Buildings and    Acquition:
Subsidiary Partnership's Residential Property      Encumbrances        Land        Improvements    Improvements
-----------------------------------------------    ------------    ------------    ------------- ----------------
B & C Housing Associates, L.P.
  Tulsa, OK                                        $  6,533,161    $    727,300    $  5,420,791    $  3,029,463
State Street 86 Associates, L.P.
  Camden, NJ                                          5,855,990         861,947      12,460,882         523,157
Fox Glenn Investors, L.P.

  Seat Pleasant, MD                                   5,296,934         491,209       6,548,849         679,453
Shiloh Grove L.P. (Mt Vernon)(f)
  Columbus, OH                                        9,673,497         764,874      16,618,743       1,899,047
Silver Blue Lake Apartments Ltd.(e)(i)
  Miami, FL                                                   0         537,204       4,755,176      (5,292,380)
Lancaster Towers Associates, Ltd.(i)(j)
  Lancaster, NY                                       1,665,845         147,000       3,673,921         816,625
West Kinney Associates, L.P.
  Newark, NJ                                          3,622,904         262,466       6,072,924         788,659
Autumn Park Associates, L.P. (g)(i)(j)
  Wilsonville, OR                                             0         369,932       2,251,887      (2,621,819)
Regent Street Associates, L.P. (i)(j)
  Philadelphia, PA                                    3,640,890          40,000       7,387,283         275,779
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                    5,938,980         125,000       8,165,738         967,355
Greenleaf Associates L.P.
  Kansas City, MO                                     4,576,602         695,000       5,125,103         391,935
Alameda Towers, Associates L.P.
  San Juan, PR                                        8,375,573         644,000      15,157,047       1,120,404
Dixie Apartment Associates, Ltd. (c)
  Miami, FL                                                   0         194,480       1,354,562      (1,549,042)
Ludlam Gardens Apartments, Ltd. (c)
  Miami, FL                                                   0         755,057       3,943,234      (4,698,291)
Grove Parc Associates, L.P.
(Woodlawn)
  Chicago, IL                                        11,674,747         600,000       9,386,536      11,736,487
2108 Bolton Drive Associates, L.P. (g)(i)(j)
  Atlanta, GA                                                 0         835,000       6,599,896      (7,434,896)
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                                  0         618,136      10,973,665     (11,591,801)
Redwood Villa Associates (h)(i)(j)
  San Diego, CA                                       3,755,369               0       5,931,183          67,333
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                           0             100       7,893,416         415,229
Walnut Park Plaza Associates, L.P. (h)(i)(j)
  Philadelphia, PA                                            0         454,707       7,690,675      (8,145,382)
Bayridge Associates, L.P.
  Beaverton, OR                                       9,725,554         917,682         488,333      11,603,888
United-Pennsylvanian, L.P.
  Erie, PA                                            3,198,308         217,000       4,191,327       1,575,309
2051 Grand Concourse Associates, L.P.
  Bronx, NY                                           3,371,281          31,500       5,221,117          66,375
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                           1,437,043           5,750          16,100       2,310,570
Willoughby-Wycoff Housing Associates, L.P.
  Brooklyn, NY                                        4,056,038          17,000          47,600       6,173,703
Robin Housing
  Bronx, NY                                           4,985,804          26,750          70,700       8,188,254



                                               Gross Amount to which Carried at Close of Period
                                               ------------------------------------------------



                                                                 Buildings and
Subsidiary Partnership's Residential Property        Land        Improvements       Total
-----------------------------------------------  ------------    -------------   ------------
B & C Housing Associates, L.P.
  Tulsa, OK                                      $    729,685    $  8,447,869    $  9,177,554
State Street 86 Associates, L.P.
  Camden, NJ                                          864,332      12,981,654      13,845,986
Fox Glenn Investors, L.P.

  Seat Pleasant, MD                                   493,594       7,225,917       7,719,511
Shiloh Grove L.P. (Mt Vernon)(f)
  Columbus, OH                                        713,114      18,569,550      19,282,664
Silver Blue Lake Apartments Ltd.(e)(i)
  Miami, FL                                                 0               0               0
Lancaster Towers Associates, Ltd.(i)(j)
  Lancaster, NY                                       149,385       4,488,161       4,637,546
West Kinney Associates, L.P.
  Newark, NJ                                          264,850       6,859,199       7,124,049
Autumn Park Associates, L.P. (g)(i)(j)
  Wilsonville, OR                                           0               0               0
Regent Street Associates, L.P. (i)(j)
  Philadelphia, PA                                     42,384       7,660,678       7,703,062
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                    127,384       9,130,709       9,258,093
Greenleaf Associates L.P.
  Kansas City, MO                                     697,384       5,514,654       6,212,038
Alameda Towers, Associates L.P.
  San Juan, PR                                        646,384      16,275,067      16,921,451
Dixie Apartment Associates, Ltd. (c)
  Miami, FL                                                 0               0               0
Ludlam Gardens Apartments, Ltd. (c)
  Miami, FL                                                 0               0               0
Grove Parc Associates, L.P.
(Woodlawn)
  Chicago, IL                                         602,384      21,120,639      21,723,023
2108 Bolton Drive Associates, L.P. (g)(i)(j)
  Atlanta, GA                                               0               0               0
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                                0               0               0
Redwood Villa Associates (h)(i)(j)
  San Diego, CA                                             0       5,998,516       5,998,516
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                   143,846       8,164,899       8,308,745
Walnut Park Plaza Associates, L.P. (h)(i)(j)
  Philadelphia, PA                                          0               0               0
Bayridge Associates, L.P.
  Beaverton, OR                                       920,066      12,089,837      13,009,903
United-Pennsylvanian, L.P.
  Erie, PA                                            219,385       5,764,251       5,983,636
2051 Grand Concourse Associates, L.P.
  Bronx, NY                                            33,885       5,285,107       5,318,992
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                             8,135       2,324,285       2,332,420
Willoughby-Wycoff Housing Associates, L.P.
  Brooklyn, NY                                         19,386       6,218,917       6,238,303
Robin Housing
  Bronx, NY                                            29,136       8,256,568       8,285,704





                                                                                             Life on which
                                                                                            Depreciation in
                                                                    Year of                   Latest income
                                                  Accumulated     Contruction/   Date         Statement is
Subsidiary Partnership's Residential Property     Depreciation     Renovation  Acquired     Computed (a) (b)
-----------------------------------------------   ------------    ------------ ---------   ------------------
B & C Housing Associates, L.P.
  Tulsa, OK                                       $  4,895,232        1987     Dec. 1987           27.5 years
State Street 86 Associates, L.P.
  Camden, NJ                                         8,648,984        1987     Feb. 1988           27.5 years
Fox Glenn Investors, L.P.
  Seat Pleasant, MD                                  4,382,345        1987     Mar. 1988     15 to 27.5 years
Shiloh Grove L.P. (Mt Vernon)(f)
  Columbus, OH                                       9,749,012        1987     Feb. 1988           27.5 years
Silver Blue Lake Apartments Ltd.(e)(i)
  Miami, FL                                                  0        1987     Feb. 1988           27.5 years
Lancaster Towers Associates, Ltd.(i)(j)
  Lancaster, NY                                      2,709,436        1987      May 1988           27.5 years
West Kinney Associates, L.P.
  Newark, NJ                                         3,884,797        1983     June 1988           27.5 years
Autumn Park Associates, L.P. (g)(i)(j)
  Wilsonville, OR                                            0        1988     June 1988     15 to 27.5 years
Regent Street Associates, L.P. (i)(j)
  Philadelphia, PA                                   4,562,668        1987     June 1988           27.5 years
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                   5,796,599        1987     July 1988           27.5 years
Greenleaf Associates L.P.
  Kansas City, MO                                    3,587,343        1987     July 1988           27.5 years
Alameda Towers, Associates L.P.
  San Juan, PR                                       6,340,167        1987     July 1988             40 years
Dixie Apartment Associates, Ltd. (c)
  Miami, FL                                                  0        1987     July 1988           27.5 years
Ludlam Gardens Apartments, Ltd. (c)
  Miami, FL                                                  0        1987     July 1988           27.5 years
Grove Parc Associates, L.P.
(Woodlawn)
  Chicago, IL                                       10,628,604        1988     July 1988   27.5 to 31.5 years
2108 Bolton Drive Associates, L.P. (g)(i)(j)
  Atlanta, GA                                                0        1988     July 1988     15 to 27.5 years
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                                 0        1988     June 1988             28 years
Redwood Villa Associates (h)(i)(j)
  San Diego, CA                                      3,496,570        1988    Sept. 1988           27.5 years
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                  5,124,911        1987    Sept. 1988           27.5 years
Walnut Park Plaza Associates, L.P. (h)(i)(j)
  Philadelphia, PA                                           0        1988    Sept. 1988             35 years
Bayridge Associates, L.P.
  Beaverton, OR                                      6,905,089        1988     Dec. 1988     15 to 27.5 years
United-Pennsylvanian, L.P.
  Erie, PA                                           4,118,879        1988     Dec. 1988       15 to 25 years
2051 Grand Concourse Associates, L.P.
  Bronx, NY                                          3,087,144        1986     Nov. 1988           27.5 years
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                          1,345,124        1986     Nov. 1988           27.5 years
Willoughby-Wycoff Housing Associates, L.P.
  Brooklyn, NY                                       3,618,384        1987     Nov. 1988           27.5 years
Robin Housing
  Bronx, NY                                          4,819,456        1986     Nov. 1988           27.5 years


                  LIBERTY TAX CREDIT PLUS L.P. AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2005
                                   (continued)


                                                                    Initial cost to Partnership
                                                                   -----------------------------

                                                                                                 Cost Capitalized
                                                                                                   Subsequent to
                                                                                   Buildings and    Acquition:
Subsidiary Partnership's Residential Property      Encumbrances        Land        Improvements    Improvements
-----------------------------------------------    ------------    ------------    ------------- ----------------
Lund Hill Associates, L.P. (g) (i) (j)
  Superior, WI                                        2,970,533         205,000       4,877,828         962,947
Tanglewood Apartments, L.P. (g) (i) (j)
  Joplin, MO                                                  0         114,932       5,233,022      (5,347,954)
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                     3,605,473         215,181       6,403,141         217,102
Penn Alto Associates, L.P.
  Altoona, PA                                         3,383,140          60,000       2,731,082       9,138,889
Sartain School Venture, L.P.
  Philadelphia, PA                                    1,892,280           3,883       3,486,875         161,975
Less: Discontinued Operations                       (12,032,637)     (4,271,448)    (64,672,332)     44,555,209
                                                   ------------    ------------    ------------    ------------

                                                   $ 97,203,309    $  6,666,642    $115,506,304    $ 60,983,582
                                                   ============    ============    ============    ============



                                               Gross Amount to which Carried at Close of Period
                                               ------------------------------------------------



                                                                 Buildings and
Subsidiary Partnership's Residential Property        Land        Improvements       Total
-----------------------------------------------  ------------    -------------   ------------
Lund Hill Associates, L.P. (g) (i) (j)
  Superior, WI                                        205,000       5,840,775       6,045,775
Tanglewood Apartments, L.P. (g) (i) (j)
  Joplin, MO                                                0               0               0
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                     267,233       6,568,191       6,835,424
Penn Alto Associates, L.P.
  Altoona, PA                                          93,905      11,836,066      11,929,971
Sartain School Venture, L.P.
  Philadelphia, PA                                      9,126       3,643,607       3,652,733
Less: Discontinued Operations                        (396,769)    (23,991,802)    (24,388,571)
                                                 ------------    ------------    ------------

                                                 $  6,883,214    $176,273,314    $183,156,528
                                                 ============    ============    ============





                                                                                             Life on which
                                                                                            Depreciation in
                                                                    Year of                   Latest income
                                                  Accumulated     Contruction/   Date         Statement is
Subsidiary Partnership's Residential Property     Depreciation     Renovation  Acquired     Computed (a) (b)
-----------------------------------------------   ------------    ------------ ---------   ------------------
Lund Hill Associates, L.P. (g) (i) (j)
  Superior, WI                                       2,422,874        1988     Jan. 1989       20 to 40 years
Tanglewood Apartments, L.P. (g) (i) (j)
  Joplin, MO                                                 0        1988     Oct. 1988           27.5 years
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                    2,563,244        1988     Mar. 1989       20 to 40 years
Penn Alto Associates, L.P.
  Altoona, PA                                        5,997,503        1989     June 1989           27.5 years
Sartain School Venture, L.P.
  Philadelphia, PA                                   1,350,994        1989     Aug. 1990       15 to 40 years
Less: Discontinued Operations                      (13,195,220)
                                                  ------------

                                                  $ 96,840,139
                                                  ============


(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over their estimated useful lives ranging from 3 to 20 years.
(c) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2003 and included as part of discontinued operations. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(d) The Partnership's Local Partnership Interests in this Local Partnership was sold during the fiscal year ended March 15, 2003. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(e) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2004 and included as part of discontinued operations. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(f) The Partnership recorded the transfer of the deed in lieu of foreclosure to Bryden Road, a property owned by Shiloh. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(g) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2005. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(h) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 15, 2005. See Note 10 in Item 8., Financial Statements and Supplementary Data.
(i) These properties are included in discontinued operations for the year ended March 15, 2004. See Note 12 in item 8, Financial Statements and Supplementary Data.
(j) These properties are included in discontinued operations for the year ended March 15, 2005. See Note 12 in item 8, Financial Statements and Supplementary Data.


                                         Cost or Property and Equipment                        Accumulated Depreciation
                                 -----------------------------------------------    -----------------------------------------------
                                                                        Year Ended March 15,
                                 --------------------------------------------------------------------------------------------------
                                     2005             2004*            2003             2005             2004*             2003
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $ 230,811,634    $ 252,495,672    $ 261,867,252    $ 116,830,860    $ 118,952,648    $ 117,564,191
Additions during period:
Improvements                         2,187,824        2,100,148        3,112,269
Depreciation expense                                                                    7,564,986        8,410,800        7,905,317
Deduction during period:
Discontinued operations            (49,842,930)     (23,312,369)               0      (27,442,838)     (10,060,771)               0

Dispositions                                 0         (471,817)     (12,483,849)        (112,869)        (471,817)      (6,516,860)
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at end of period         $ 183,156,528    $ 230,811,634    $ 252,495,672    $  96,840,139    $ 116,830,860    $ 118,952,648
                                 =============    =============    =============    =============    =============    =============


* Reclassified for comparative purposes.

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