Form 10-Q
period 2005-06-15
LIBERTY TAX CREDIT PLUS LP
filed 2005-07-19
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 15, 2005


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)

                     Delaware                                 13-3446500
-------------------------------------------------     --------------------------
 (State or other jurisdiction of incorporation or          (I.R.S. Employer
                  organization)                           Identification No.)

      625 Madison Avenue, New York, New York                    10022
-------------------------------------------------     --------------------------
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

                         PART I - Financial Information

Item 1. Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                            June 15,         March 15,
                                                                              2005             2005
                                                                          -------------    -------------
                                                                           (Unaudited)       (Audited)

                                     ASSETS

Operating Assets

   Property and equipment, at cost, net of accumulated depreciation of
     $86,949,436 and $96,840,139, respectively                            $  75,576,636    $  86,316,389
   Cash and cash equivalents                                                  6,261,990        4,335,171
   Cash held in escrow                                                        9,657,050       10,529,679
   Accounts receivable - tenants                                                515,598          761,215
   Deferred costs, net of accumulated amortization of $1,342,007 and
     $1,662,029, respectively                                                 1,594,533        1,922,580
   Other assets                                                               2,135,082        1,230,423
                                                                          -------------    -------------

Total operating assets                                                       95,740,889      105,095,457
                                                                          -------------    -------------

Assets from discontinued operations (Note 4)
  Property and equipment held for sale, net of accumulated depreciation
     of $14,216,205 and $13,195,220, respectively                             9,246,734       11,193,351
  Net assets held for sale                                                    4,270,825        4,452,896
                                                                          -------------    -------------
Total assets from discontinued operations                                    13,517,559       15,646,247
                                                                          -------------    -------------

Total assets                                                              $ 109,258,448    $ 120,741,704
                                                                          =============    =============


                               LIABILITIES AND PARTNERS' DEFICIT


Operating Liabilities

  Mortgage notes payable                                                  $  81,868,757    $  97,203,309
  Accounts payable                                                            4,328,993        2,436,882
  Accrued interest payable                                                    8,108,046        7,885,329
  Security deposits payable                                                     549,060          624,852
  Due to local general partners and affiliates                               19,782,414       21,080,176
  Due to general partners and affiliates                                      8,539,451        8,261,783
  Due to selling partners                                                     1,412,272        1,412,272
                                                                          -------------    -------------

Total operating liabilities                                                 124,588,933      138,904,603
                                                                          -------------    -------------

Liabilities from discontinued operations (Note 4)
  Mortgage notes payable of assets held for sale                             16,573,070       12,032,637
  Net liabilities held for sale (including minority interest)                    75,974        2,076,114
                                                                          -------------    -------------
Total liabilities from discontinued operations                               16,649,044       14,108,751
                                                                          -------------    -------------

Minority interests                                                            1,554,370         (321,605)
                                                                          -------------    -------------

Commitments and contingencies (Note 5)

Partners' deficit:
  Limited partners (15,987.5 BACs issued and outstanding)                   (32,476,200)     (30,908,125)
  General partners                                                           (1,057,759)      (1,041,920)
                                                                          -------------    -------------

Total partners' deficit                                                     (33,533,959)     (31,950,045)
                                                                          -------------    -------------

Total liabilities and partners' deficit                                   $ 109,258,448    $ 120,741,704
                                                                          =============    =============

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended
                                                                       June 15,
                                                              --------------------------
                                                                 2005           2004*
                                                              -----------    -----------
Operations:

Revenues

Rental income                                                 $ 5,602,400    $ 5,373,929
Other                                                              88,881        172,307
                                                              -----------    -----------
                                                                5,691,281      5,546,236
                                                              -----------    -----------

Expenses

General and administrative                                      1,044,416      1,013,817
General and administrative-related parties (Note 2)               476,186        466,949
Repairs and maintenance                                         1,587,566      1,398,339
Operating and other                                             1,090,406        966,137
Taxes                                                             239,585        193,835
Insurance                                                         351,282        317,848
Financial                                                       1,555,363      1,713,144
Depreciation and amortization                                   1,419,453      1,255,366
                                                              -----------    -----------

Total expenses from operations                                  7,764,257      7,325,435
                                                              -----------    -----------

Loss from operations before minority interest                  (2,072,976)    (1,779,199)

Minority interest in loss of subsidiaries from operations           8,102          3,677
                                                              -----------    -----------

Loss from operations                                           (2,064,874)    (1,775,522)

Discontinued Operations:
Income from discontinued operations (including gain (loss)
    on sale of properties) (Note 4)                             2,419,081      2,770,408
                                                              -----------    -----------
Net income                                                    $   354,207    $   994,886
                                                              ===========    ===========

Loss from operations - limited partners                       $(2,044,225)   $(1,757,767)
Income  from discontinued operations (including gain (loss)
    on sale of properties) - limited partners                   2,394,890      2,742,704
                                                              -----------    -----------
Net income - limited partners                                 $   350,665    $   984,937
                                                              ===========    ===========

Number of BACs outstanding                                       15,987.5       15,987.5
                                                              ===========    ===========

Loss from operations per BAC                                  $   (127.86)   $   (109.95)
Income from discontinued operations per BAC                        149.80         171.56
                                                              -----------    -----------

Net income per BAC                                            $     21.94    $     61.61
                                                              ===========    ===========

*  Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                       Limited         General
                                         Total         Partners        Partner
                                     ------------    ------------    ------------
Partners' deficit - March 16, 2005   $(31,950,045)   $(30,908,125)   $ (1,041,920)

Net income                                354,207         350,665           3,542

Distributions                          (1,938,121)     (1,918,740)        (19,381)
                                     ------------    ------------    ------------

Partners' deficit - June 15, 2005     (33,533,959)   $(32,476,200)   $ (1,057,759)
                                     ============    ============    ============

          See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                             June 15,
                                                                                    --------------------------
                                                                                       2005           2004*
                                                                                    -----------    -----------
  Net income                                                                        $   354,207    $   994,886
  Adjustments to reconcile net income to net cash used in operating activities:

  Depreciation and amortization                                                       1,419,453      1,255,366
  Income from discontinued operations                                                (2,419,081)    (2,770,408)
  Minority interest in loss of subsidiaries                                              (8,102)        (3,677)
  Decrease in accounts receivable - tenants                                             255,269        463,008
  Decrease (increase) in other assets                                                  (997,168)      (362,878)
  (Decrease) increase in accounts payable and other liabilities                       2,414,029        152,931
  Increase in due to general partners and affiliates                                    277,668        299,729
  Decrease (increase)in cash held in escrow                                              91,944       (189,350)
                                                                                    -----------    -----------

Net cash provided by (used in) operating activities                                   1,388,219       (160,393)
                                                                                    -----------    -----------

Cash flows from investing activities:

  Decrease (increase) in cash held in escrow                                            830,944       (249,111)
  Proceeds from sale of investments                                                     530,650              0
  Improvements to property and equipment                                                (98,958)       (77,971)
                                                                                    -----------    -----------

Net cash provided by (used in) investing activities                                   1,262,636       (327,082)
                                                                                    -----------    -----------

Cash flows from financing activities:

  Repayments of mortgage notes                                                         (237,023)      (705,758)
  Increase in due to local general partners and affiliates                               83,988        309,850
  Decrease in due to local general partners and affiliates                             (195,352)       (82,937)
  Increase (decrease) in capitalization of consolidated subsidiaries attributable
    to minority interest                                                              1,562,472        (15,639)
  Distributions                                                                      (1,938,121)             0
                                                                                    -----------    -----------

  Net cash used in financing activities                                                (724,036)      (494,484)
                                                                                    -----------    -----------


  Net increase (decrease) in cash and cash equivalents                                1,926,819       (981,959)

  Cash and cash equivalents at beginning of period                                    4,335,171      5,224,728
                                                                                    -----------    -----------

  Cash and cash equivalents at end of period                                        $ 6,261,990    $ 4,242,769
                                                                                    ===========    ===========

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2005
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 15, 2005 and 2004, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 23 and 27 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "local general partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes,  the Partnership's fiscal quarter ends on June
15. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 15. The Partnership's quarter ends on June 15 in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 2005 and March 15, 2005 and the results of operations and cash flows for the three months ended June 15, 2005 and 2004. However, the operating results and cash flows for the three months ended June 15, 2005 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2005.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. There were no losses for each of the three month periods ended June 15, 2005 and 2004. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties from operations for the three months ended June 15, 2005 and 2004 were as follows:

                                                 Three Months Ended
                                                       June 15,
                                                 -------------------
                                                   2005       2004*
                                                 --------   --------
Partnership management fees (a)                  $225,250   $261,750
Expense reimbursement (b)                          69,293     30,314
Local administrative fee (d)                       10,000      8,000
                                                 --------   --------

Total general and administrative General
  Partners                                        304,543    300,064
                                                 --------   --------

Property management fees incurred to
  affiliates of the local general partners (c)    171,643    166,885
                                                 --------   --------

Total general and administrative-related
  parties                                        $476,186   $466,949
                                                 ========   ========

* Reclassified for comparative purposes.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2005
                                   (Unaudited)

The costs incurred to related parties from discontinued operations for the three months ended June 15, 2005 and 2004 were as follows:

                                                            Three Months Ended
                                                                 June 15,
                                                          ----------------------
                                                            2005          2004
                                                          --------      --------
Property management fees incurred to affiliates of the
 General Partners (c)                                     $      0      $ 23,653
Local administrative fee (d)                                 2,000         5,000
                                                          --------      --------
Total general and administrative-General Partners            2,000        28,653
                                                          --------      --------
Property  management fees incurred to affiliates of the
 Local General  Partners (c)                                76,309        88,780
                                                          --------      --------

Total  general  and  administrative-related parties       $ 78,309      $117,433
                                                          ========      ========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $8,036,000 and $7,811,000 were accrued and unpaid as of June 15, 2005 and March 15, 2005, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $104,000 and $35,000 were accrued and unpaid as of June 15, 2005 and March 15, 2005, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships in operations amounted to $390,157 and $467,430 for the three months ended June 15, 2005 and 2004, respectively. Of these fees, $247,952 and $255,665 were incurred to affiliates of the local general partners, which includes $76,309 and $88,780 of fees relating to discontinued operations. In addition, $23,653 was incurred to affiliates of the General Partners for the three months ended June 15, 2004, which is also included in discontinued operations.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of June 15, 2005, the Partnership has disposed of 12 of its 31 original investments.

On April 25, 2005, the Partnership entered into a redemption agreement for the sale of its Limited Partnership Interest in Fox Glenn Investors, L.P. ("Fox Glenn") to the Local General Partner. The sales documents have been executed and the Partnership received $200,000 and a note receivable for $1,200,000 due February 9, 2006 that is recorded in other assets. As of June 15, 2005, the Partnership has recorded the $1,400,000 in accrued expenses as a deferred gain. Fox Glenn is awaiting for approval of the sale from the Department of Housing and Urban Development ("HUD"). No assurances can be given that the HUD will approve the sale. Fox Glenn is being held as an asset held for sale as of June 15, 2005.

On March 29, 2005, the property and the related assets and liabilities of Regent Street Associates, L.P. ("Regent Street") were sold to an unaffiliated third party purchaser for the assumption of the outstanding debt, resulting in a gain of $1,436,000. The sale resulted in the liquidation of Regent Street. As of the sale date, Regent Street had property and equipment, at cost, of approximately $7,655,000 and accumulated depreciation of approximately $4,610,000.

On February 17, 2005, the Partnership's Limited Partnership Interest in Redwood Villa Associates ("Redwood") was sold to an unaffiliated third party purchaser for $60,000, resulting in a gain of approximately $1,763,000. The sale resulted in the liquidation of Redwood. As of the sale date, Redwood had property and equipment, at cost, of approximately $5,999,000 and accumulated depreciation of approximately $3,497,000.

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. ("Lund Hill") were sold to an unaffiliated thirty party

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2005
                                   (Unaudited)

purchaser for $6,500,000, resulting in a gain of approximately $1,345,000. The sale resulted in the liquidation of Lund Hill. As of the sale date, Lund Hill had property and equipment, at cost, of approximately $5,841,000 and accumulated depreciation of approximately $2,423,000.

On December 29, 2004, the Partnership entered into an agreement for the sale of its Limited Partnership Interest in Lancaster Towers Associates, LTD ("Lancaster") to an affiliate of the Local General Partner for a purchase price of $449,750. The sales documents have been executed and the funds are being held in escrow waiting for approval of the sale from the Department of Housing and Urban Development ("HUD"). On June 2, 2005, HUD approval was obtained. During the quarter ended June 15, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,860,000. The sale will result in a contribution by the Local General Partner of approximately $200,000 which will be recognized during the quarter ended September 15, 2005.

On March 31, 2004, the Partnership's Limited Partnership Interest in Walnut Park Plaza ("Walnut") was sold to the Local General Partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately
$7,700,000 resulting in a general partner contribution of approximately $2,504,000. The sale resulted in the liquidation of Walnut. As of the sale date, Walnut had property and equipment, at cost, of approximately $10,957,000 and accumulated depreciation of approximately $4,448,000.

On March 2, 2004, the Partnership signed a "Letter of Intent" with an unaffiliated third party to purchase the Partnership's Limited Partnership Interest in Bayridge Associates, L.P. ("Bayridge") for a purchase price of $1,100,000 plus the assumption of the existing debt. The closing is expected to occur in 2006. No assurances can be given that the sale will actually occur. Bayridge is being held as an asset held for sale as of June 15, 2005.

Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of June 15, 2005, Bayridge, Fox Glenn, Lancaster, Lund Hill, Redwood and Regent Street were classified as discontinued operations in the Consolidated Financial Statements. As of March 15, 2005, Lancaster, Lund Hill, Redwood and Regent Street were reclassified as a discontinued operation on the Consolidated Balance Sheets.

Consolidated Balance Sheets:

                                                      June 15,        March 15,
                                                        2005            2005
                                                    ------------    ------------
 Assets

  Property and equipment, net of accumulated
    depreciation of $14,216,205 and $13,195,220,
    respectively                                    $  9,246,734    $ 11,193,351
  Cash and cash equivalents                              309,051         444,267
  Cash held in escrow                                  3,205,874       3,851,578
  Deferred costs, net of accumulated amortization
    of $453,245 and $182,368, respectively               301,337          68,189
  Other assets                                           454,563          88,862
                                                    ------------    ------------
Total assets                                        $ 13,517,559    $ 15,646,247
                                                    ============    ============

Liabilities

  Mortgage notes payable                            $ 16,573,070    $ 12,032,637
  Accounts payable and other liabilities                 564,195       1,172,267
  Due to local general partners and affiliates         1,517,122         732,717
  Due to general partners and affiliates                  17,500          49,500
  Minority interest                                   (2,022,843)        121,630
                                                    ------------    ------------
Total liabilities                                   $ 16,649,044    $ 14,108,751
                                                    ============    ============


The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 15, 2005, Bayridge and Fox Glenn, which were classified as assets held for sale, and Lancaster, Lund Hill, Redwood and Regent Street, which were sold during the year, were all classified as discontinued operations on the Consolidated Financial Statements. For the three months ended June 15, 2004 and in order to present comparable results to the three months ended June 15, 2005, Bayridge, Fox Glenn, Lancaster, Lund Hill, Redwood and Regent Street were all classified as discontinued operations. In addition, Autumn Park, Bolton, Tanglewood and Walnut, which were sold during the year ended March 15, 2005, were all classified as discontinued operations on the Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2005
                                   (Unaudited)

Consolidated Statements of Discontinued Operations:

                                                                Three Months Ended
                                                                      June 15,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
Revenues

Rental income                                                 $1,127,143   $2,576,433
Other                                                             16,473       90,460
Gain on sale of properties                                     4,544,188    2,504,461
                                                              ----------   ----------
Total revenue                                                  5,687,804    5,171,354
                                                              ----------   ----------

Expenses

General and administrative                                       245,314      436,424
General and administrative-related parties (Note 2)               78,309      117,433
Repairs and maintenance                                          271,532      654,057
Operating                                                        181,458      440,246
Taxes                                                             81,958      180,396
Insurance                                                         62,174      135,702
Interest                                                         316,218      812,831
Depreciation and amortization                                    342,780      619,268
Loss on impairment of fixed assets                             1,860,000            0
                                                              ----------   ----------

Total expenses                                                 3,439,743    3,396,357
                                                              ----------   ----------

Income before minority interest                                2,248,061    1,774,997
Minority interest in loss of subsidiaries from discontinued
    operations                                                   171,020      995,411
                                                              ----------   ----------
Total income from discontinued operations (including
    gain on sale of properties)                               $2,419,081   $2,770,408
                                                              ==========   ==========

Income - limited  partners from  discontinued operations
    (including gain on sale of properties)                    $2,394,890   $2,742,704
                                                              ==========   ==========

Number of BACs outstanding                                      15,987.5     15,987.5
                                                              ==========   ==========

Income discontinued  operations (including gain on sale
    of properties) per BAC                                    $   149.80   $   171.56
                                                              ==========   ==========


Note 5 - Commitments and Contingencies

a) Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation (FDIC) up to $100,000.

b) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and or HUD. Such cash distributions are typically made from surplus cash flow.

c)  Tax Credits

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2005
                                   (Unaudited)

d)  Other

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. As of June 15, 2005, the properties and the related assets and liabilities of eight Local Partnerships and the limited partnership interest in four Local Partnerships were sold. For a discussion of these sales of the Local Partnerships, see Note 3 to the financial statements.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the three months ended June 15, 2005 and 2004, distributions from operations of the Local Partnerships amounted to approximately $13,000 and $113,000, respectively. Additionally, during the three months ended June 15, 2005 and 2004, the Partnership received approximately $531,000 and $200,000 of proceeds from sales.

For the three months ended June 15, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $1,927,000. This increase is attributable to net cash provided by operating activities ($1,388,000), an increase in capitalization of consolidated subsidiaries attributable to minority interest ($1,562,000), a decrease in cash held in escrow relating to investing activities ($831,000) and proceeds from sale of investments ($531,000) which exceeded distributions ($1,938,000), improvements to property and equipment ($99,000), repayments of mortgage notes ($237,000) and a net decrease in due to local general partners and affiliates ($111,000). Included in adjustments to reconcile the net income to cash used in operating activities is depreciation and amortization of approximately
($1,419,000) and income from discontinued operations of approximately ($2,419,000).

Total expenses for the three months ended June 15, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $4,313,255 and $3,889,976, respectively.

Accounts payable as of June 15, 2005 and March 15, 2005, were $2,526,545 and $2,436,882, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 15, 2005 and March 15, 2005 was $8,108,046 and $7,885,329, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $8,140,000 and $7,846,000 were accrued and unpaid as of June 15, 2005 and March 15, 2005, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so.

A working capital reserve of approximately $4,636,000 remained unused at June 15, 2005. On April 15, 2005, a distribution from sales proceeds was made to the Limited Partners of approximately $1,919,000 and to the General Partner of approximately $19,000.

The Partnership is not expected to have access to additional sources of financing.

Long-Term
---------

Critical Accounting Policies
----------------------------

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

In accordance with FASB 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

During the three months ended June 15, 2005, the Partnership has recorded $1,860,000 as a loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. As of June 15, 2005 and March 15, 2005, the Partnership has recorded property and equipment net of accumulated depreciation of $9,246,734 and $11,193,351, respectively, as held for sale.

Revenue Recognition
-------------------

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and as rents become due and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income, and other rental related items.

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

Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended June 15, 2005 and 2004, excluding repairs and maintenance, operating, taxes, insurance and depreciation and amortization. The results of operations for the three months ended June 15, 2005 and 2004 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 4% for the three months ended June 15, 2005 as compared to the corresponding period in 2004, primarily due to rental rate increases at the Local Partnerships.

Other income decreased approximately $83,000 for the three months ended June 15, 2005 as compared to the corresponding period in 2004, primarily due to a decrease in subsidiary income being received at one Local Partnership in 2005.

Repairs and maintenance increased approximately $189,000 for the three months ended June 15, 2005 as compared to the corresponding period in 2004, primarily due to boiler repairs at one Local Partnership, increased maintenance payroll, exterior painting and sewer line repairs at a second Local Partnership, increased roof repairs at a third Local Partnership and boiler repairs, painting and plastering apartments and door repairs at a fourth Local Partnership.

Operating increased approximately $124,000 for the three months ended June 15, 2005 as compared to the corresponding period in 2004, primarily due to an underaccrual at two Local Partnerships in the prior year and increased gas costs at a third Local Partnership.

Taxes increased approximately $46,000 for the three months ended June 15, 2005 as compared to the corresponding period in 2004, primarily due to a reassessment of the property taxes at one Local Partnership.

Insurance increased approximately $33,000 for the three months ended June 15, 2005 as compared to the corresponding period in 2004 primarily due to increased premiums at several Local Partnerships.

Depreciation and amortization increased approximately $164,000 for the three months ended June 15, 2005 as compared to the corresponding period in 2004, primarily due to the resumption of depreciation expense in 2005 at one Local Partnership that was classified as an asset held for sale in 2004, and therefore not depreciated in 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 12% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2005, the fair value of the mortgage notes payable.

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

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits

        Exhibits

        (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

        (32.1) Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14(b) and
               Section  1350 of Title 18 of the  United  States  Code (18 U.S.C.
               1350)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                         By: RELATED CREDIT PROPERTIES L.P.,
                             a General Partner

                         By: Related Credit Properties Inc.,
                             its General Partner

Date: July 19, 2005

                             By: /s/ Alan P. Hirmes
                                 -----------------
                                 Alan P. Hirmes,
                                 President and Chief Executive Officer
                                 (Principal Executive and Financial Officer)

Date: July 19, 2005

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (Principal Accounting Officer)

                     By: LIBERTY ASSOCIATES III, L.P.,
                         a General Partner



                         By: Related Credit Properties L.P.,
                             its General Partner

                             By: Related Credit Properties Inc.,
                                 its General Partner

Date: July 19, 2005

                                 By: /s/ Alan P. Hirmes
                                     -----------------
                                     Alan P. Hirmes,
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)

Date: July 19, 2005
                                 By: /s/ Glenn F. Hopps
                                     -----------------
                                     Glenn F. Hopps,
                                     Treasurer
                                     (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 15, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

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

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: July 19, 2005
               -------------
                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                             CODE ("18 U.S.C. 1350")

In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 15, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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

By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     July 19, 2005