Form 10-Q
period 2005-09-15
LIBERTY TAX CREDIT PLUS LP
filed 2005-10-19
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 15, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)



                     Delaware                                   13-3446500
---------------------------------------------------        --------------------
 (State or other jurisdiction of incorporation or            (I.R.S. Employer
                  organization)                             Identification No.)

      625 Madison Avenue, New York, New York                      10022
---------------------------------------------------        --------------------
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

                         PART I - Financial Information

Item 1. Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                           September 15,      March 15,
                                                                               2005              2005
                                                                           -------------    -------------
                                                                            (Unaudited)       (Audited)
                                             ASSETS

Operating Assets

   Property and equipment, at cost, net of accumulated depreciation of
     $82,133,307 and $96,840,139, respectively                             $  68,554,123    $  86,316,389
   Cash and cash equivalents                                                   6,701,384        4,335,171
   Cash held in escrow                                                         9,712,473       10,529,679
   Accounts receivable - tenants                                                 382,311          761,215
   Deferred costs, net of accumulated amortization of $1,258,585 and
     $1,662,029, respectively                                                  1,542,539        1,922,580
   Other assets                                                                2,148,216        1,230,423
                                                                           -------------    -------------

Total operating assets                                                        89,041,046      105,095,457
                                                                           -------------    -------------

Assets from discontinued operations (Note 4)
   Property and equipment held for sale, net of accumulated depreciation
     of $17,850,576 and $13,195,220, respectively                             14,187,533       11,193,351
   Net assets held for sale                                                    1,831,072        4,452,896
                                                                           -------------    -------------
Total assets from discontinued operations                                     16,018,605       15,646,247
                                                                           -------------    -------------

Total assets                                                               $ 105,059,651    $ 120,741,704
                                                                           =============    =============

                               LIABILITIES AND PARTNERS' DEFICIT

Operating Liabilities

   Mortgage notes payable                                                  $  78,032,087    $  97,203,309
   Accounts payable                                                            4,828,876        2,436,882
   Accrued interest payable                                                    8,365,233        7,885,329
   Security deposits payable                                                     533,855          624,852
   Due to local general partners and affiliates                               20,000,790       21,080,176
   Due to general partners and affiliates                                      7,898,760        8,261,783
   Due to selling partners                                                             0        1,412,272
                                                                           -------------    -------------

Total operating liabilities                                                  119,659,601      138,904,603
                                                                           -------------    -------------

Liabilities from discontinued operations (Note 4)
   Mortgage notes payable of assets held for sale                             18,254,102       12,032,637
   Net  liabilities held for sale (including minority interest)                4,177,348        2,076,114
                                                                           -------------    -------------
Total liabilities from discontinued operations                                22,431,450       14,108,751
                                                                           -------------    -------------

Minority interests                                                              (529,068)        (321,605)
                                                                           -------------    -------------

Commitments and contingencies (Note 5)

Partners' deficit:
   Limited partners (15,987.5 BACs issued and outstanding)                   (35,414,889)     (30,908,125)
   General partners                                                           (1,087,443)      (1,041,920)
                                                                           -------------    -------------


Total partners' deficit                                                      (36,502,332)     (31,950,045)
                                                                           -------------    -------------

Total liabilities and partners' deficit                                    $ 105,059,651    $ 120,741,704
                                                                           =============    =============



          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended               Six Months Ended
                                                                   September 15,                    September 15,
                                                            ----------------------------    ----------------------------
                                                                2005            2004*           2005            2004*
                                                            ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                               $  5,421,369    $  5,426,650    $ 10,881,008    $ 10,656,182
Other                                                            102,948         213,718         191,053         385,137
                                                            ------------    ------------    ------------    ------------
                                                               5,524,317       5,640,368      11,072,061      11,041,319
                                                            ------------    ------------    ------------    ------------

Expenses
General and administrative                                       782,384         889,119       1,805,867       1,887,353
General and administrative-related parties (Note 2)              530,552         552,499         993,488       1,012,723
Repairs and maintenance                                        1,517,540       1,403,460       3,076,910       2,776,144
Operating and other                                              686,492         795,909       1,744,084       1,735,628
Taxes                                                            226,810         171,520         461,795         361,355
Insurance                                                        304,114         321,271         638,231         627,430
Financial                                                      1,420,747       1,577,746       2,927,039       3,241,583
Depreciation and amortization                                  1,309,260       1,464,354       2,617,836       2,609,427
                                                            ------------    ------------    ------------    ------------

Total expenses from operations                                 6,777,899       7,175,878      14,265,250      14,251,643
                                                            ------------    ------------    ------------    ------------

Loss from operations before minority interest                 (1,253,582)     (1,535,510)     (3,193,189)     (3,210,324)

Minority interest in loss of subsidiaries from operations          4,839           6,463          11,610           9,099
                                                            ------------    ------------    ------------    ------------

Loss from operations                                          (1,248,743)     (1,529,047)     (3,181,579)     (3,201,225)

Discontinued Operations:
(Loss) income from discontinued operations (including
  gain (loss) on sale of properties) (Note 4)                 (1,719,630)       (330,928)        567,413       2,336,136
                                                            ------------    ------------    ------------    ------------
Net loss                                                    $ (2,968,373)   $ (1,859,975)   $ (2,614,166)   $   (865,089)
                                                            ============    ============    ============    ============

Loss from operations - limited partners                     $ (1,236,255)   $ (1,513,757)   $ (3,149,763)   $ (3,169,213)
(Loss) income from discontinued operations (including
  gain (loss) on sale of properties) - limited partners       (1,702,434)       (327,619)        561,739       2,312,775
                                                            ------------    ------------    ------------    ------------
Net loss - limited partners                                 $ (2,938,689)   $ (1,841,376)   $ (2,588,024)   $   (856,438)
                                                            ============    ============    ============    ============

Number of BACs outstanding                                      15,987.5        15,987.5        15,987.5        15,987.5
                                                            ============    ============    ============    ============

Loss from operations per BAC                                $     (77.33)   $     (94.69)   $    (197.01)   $    (198.23)
(Loss) income from discontinued operations per BAC               (106.48)         (20.49)          35.13          144.66
                                                            ------------    ------------    ------------    ------------

Net loss per BAC                                            $    (183.81)   $    (115.18)   $    (161.88)   $     (53.57)
                                                            ============    ============    ============    ============

 *  Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                          Limited         General
                                            Total         Partners        Partner
                                        ------------    ------------    ------------
Partners' deficit - March 16, 2005       $(31,950,045)   $(30,908,125)   $ (1,041,920)

Net loss                                   (2,614,166)     (2,588,024)        (26,142)

Distributions                              (1,938,121)     (1,918,740)        (19,381)
                                         ------------    ------------    ------------

Partners' deficit - September 15, 2005   $(36,502,332)   $(35,414,889)   $ (1,087,443)
                                         ============    ============    ============



           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                                     Six Months Ended
                                                                                                       September 15,
                                                                                                --------------------------
                                                                                                   2005            2004*
                                                                                                -----------    -----------
Net loss                                                                                        $(2,614,166)   $  (865,089)

Adjustments to  reconcile  net loss to net cash (used in) provided by operating activities:
  Gain on sale of properties                                                                     (4,513,348)       (10,130)
  Depreciation and amortization                                                                   3,396,495      3,935,201
  Loss on impairment of fixed assets                                                              2,710,000              0
  Minority interest in loss (income) of subsidiaries                                                271,081     (3,521,296)
  Decrease in accounts receivable - tenants                                                          71,042        438,698
  Increase in other assets                                                                         (964,681)      (513,808)
  Increase in accounts payable and other liabilities                                              2,436,190        928,232
  (Decrease) increase in due to general partners and affiliates                                    (155,023)       826,814
  Increase in cash held in escrow                                                                (1,434,502)      (436,956)
                                                                                                -----------    -----------

Net cash (used in) provided by operating activities                                                (796,912)       781,666
                                                                                                -----------    -----------

Cash flows from investing activities:

  Decrease in cash held in escrow                                                                 1,188,263        334,169
  Proceeds from sale of investments                                                               7,884,459              0
  Costs paid relating to sale of properties                                                        (222,016)             0
  Improvements to property and equipment                                                           (445,371)      (897,955)
                                                                                                -----------    -----------

Net cash provided by (used in) investing activities                                               8,405,335       (563,786)
                                                                                                -----------    -----------

Cash flows from financing activities:

  Repayments of mortgage notes                                                                   (3,887,653)    (1,301,287)
  Increase in due to local general partners and affiliates                                          769,309        791,391
  Decrease in due to local general partners and affiliates                                         (278,008)      (135,016)
  Decrease in capitalization of consolidated subsidiaries attributable to minority interest        (144,867)      (100,019)
  Distributions                                                                                  (1,938,121)             0
                                                                                                -----------    -----------

  Net cash used in financing activities                                                          (5,479,340)      (744,931)
                                                                                                -----------    -----------

  Net increase (decrease) in cash and cash equivalents                                            2,129,083       (527,051)

  Cash and cash equivalents at beginning of period                                                4,779,438      5,224,728
                                                                                                -----------    -----------

  Cash and cash equivalents at end of period                                                    $ 6,908,521    $ 4,697,677
                                                                                                ===========    ===========

  Summarized below are the components of the gain on sale of properties:

  Decrease in property and equipment, net of accumulated depreciation                           $ 9,161,412    $ 6,024,442
  Decrease in mortgage notes payable                                                             (9,062,104)    (7,330,000)
  Decrease in due to general partners and affiliates                                                (40,000)       (28,333)
  Decrease in due to local general partner and affiliates                                          (664,051)             0
  Decrease in cash held in escrow                                                                 3,943,256        367,959
  Decrease in rents receivable                                                                       20,699         18,405
  Decrease in other assets                                                                           98,174              0
  Decrease in accounts payable, accrued expenses and other liabilities                             (104,027)    (1,891,550)
  Decrease in deferred costs                                                                         66,349        314,170
  Decrease in capitalization of consolidated  subsidiaries  attributable to minority interest      (270,613)             0


 See Note 4 for cash flows from discontinued operations.

* Reclassified for comparative purposes.

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2005
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 15, 2005 and 2004, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 23 and 27 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 2005 and March 15, 2005, the results of operations for the three and six months ended September 15, 2005 and 2004 and cash flows for the six months ended September 15, 2005 and 2004. However, the operating results and cash flows for the six months ended September 15, 2005 may not be indicative of the results for the year.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregate approximately $1,300,000 for both the three and six month periods ended September 15, 2005 and $0 for both the three and six month periods ended September 15, 2004. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties from operations for the three and six months ended September 15, 2005 and 2004 were as follows:

                                                            Three Months Ended        Six Months Ended
                                                              September 15,             September 15,
                                                         -----------------------   -----------------------
                                                            2005         2004*        2005         2004*
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $  222,750   $  269,250   $  448,000   $  531,000
Expense reimbursement (b)                                   139,776       53,930      209,069       84,244
Local administrative fee (d)                                  4,750        4,875       10,500        9,750
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partners           367,276      328,055      667,569      624,994
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  local general partners (c)                                163,276      224,444      325,919      387,729
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  530,552   $  552,499   $  993,488   $1,012,723
                                                         ==========   ==========   ==========   ==========

*   Reclassified for comparative purposes.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2005
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and six months ended September 15, 2005 and 2004 were as follows:

                                                                       Three Months Ended     Six Months Ended
                                                                          September 15,         September 15,
                                                                       -------------------   -------------------
                                                                         2005       2004       2005       2004
                                                                       --------   --------   --------   --------
Property management fees incurred to affiliates of the General
  Partners (c)                                                         $      0   $ 23,653   $      0   $ 47,306
Local administrative fee (d)                                              6,250      8,125     12,500     16,250
                                                                       --------   --------   --------   --------
Total general and administrative-General Partners                         6,250     31,778     12,500     63,556
                                                                       --------   --------   --------   --------
Property management fees incurred to affiliates of the local general
  partners (c)                                                           59,022     68,773    144,331    161,153
                                                                       --------   --------   --------   --------
Total general and administrative-related parties                       $ 65,272   $100,551   $156,831   $224,709
                                                                       ========   ========   ========   ========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,709,000 and $7,811,000 were accrued and unpaid as of September 15, 2005 and March 15, 2005, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $70,000 and $35,000 were accrued and unpaid as of September 15, 2005 and March 15, 2005, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships in operations amounted to $359,985 and $426,227 and $750,142 and $893,657 for the three and six months ended September 15, 2005 and 2004, respectively. Of these fees, $222,298 and $293,217 and $470,250 and $548,882 were incurred to affiliates of the local general partners, which include $59,022 and $68,773 and $144,331 and $161,153 of fees relating to discontinued operations. In addition, $23,653 and $47,306 was incurred to affiliates of the General Partners for the three and six months ended September 15, 2004, which is also included in discontinued operations.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of September 15, 2005, the Partnership has disposed of 14 of its 31 original investments.

On September 15, 2005, the Partnership's Limited Partnership Interest in Bayridge Associates, L.P. ("Bayridge") was sold to an unaffiliated thirty party purchaser for $1,125,000, resulting in a gain of approximately $4,834,000 which will be recognized in the Partnership's Form 10-Q for the quarter ended December 15, 2005. The sale resulted in the liquidation of Bayridge. As of the sale date, Bayridge had property and equipment, at cost, of approximately $13,203,000, accumulated depreciation of approximately $7,142,000 and mortgage debt of approximately $9,641,000.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for $1,575,000. During the quarter ended September 15, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $850,000. The sale will result in a loss of approximately $14,000 which will be recognized in the Partnership's Form 10-Q for the quarter ended December 15, 2005. The sale resulted in the liquidation of Penn Alto. As of the sale date, Penn Alto had property and equipment, at cost, of approximately $11,106,000, accumulated depreciation of approximately $6,199,000 and mortgage debt of approximately $3,383,000.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2005
                                   (Unaudited)


On June 2, 2005, the Partnership sold its Limited Partnership Interest in Lancaster Towers Associates, LTD ("Lancaster") to an affiliate of the Local General Partner for a purchase price of $449,750. During the quarter ended June 15, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,860,000. The sale resulted in a distribution to the Local General Partner of approximately $271,000. As of the sale date, Lancaster had property and equipment, at cost, of approximately $4,594,000, accumulated depreciation at approximately $2,797,000 and mortgage debt of approximately $1,605,000.

On April 25, 2005, the Partnership entered into a redemption agreement for the sale of its Limited Partnership Interest in Fox Glenn Investors, L.P. ("Fox Glenn") to the Local General Partner. The sales documents have been executed and the Partnership received $200,000 and a note receivable for $1,200,000 due February 9, 2006 that is recorded in other assets. As of September 15, 2005, the Partnership has recorded the $1,400,000 in accrued expenses as a deferred gain. Fox Glenn is awaiting approval of the sale from the Department of Housing and Urban Development ("HUD"). No assurances can be given that the HUD will approve the sale. Fox Glenn is being held as an asset held for sale as of September 15, 2005.

On March 29, 2005, the property and the related assets and liabilities of Regent Street Associates, L.P. ("Regent Street") were sold to an unaffiliated third party purchaser for the assumption of the outstanding debt, resulting in a gain of $1,436,000. The sale resulted in the liquidation of Regent Street. As of the sale date, Regent Street had property and equipment, at cost, of approximately $7,655,000, accumulated depreciation of approximately $4,610,000 and mortgage debt of approximately $3,629,000.

On February 17, 2005, the Partnership's Limited Partnership Interest in Redwood Villa Associates ("Redwood") was sold to an unaffiliated third party purchaser for $60,000, resulting in a gain of approximately $1,761,000. The sale resulted in the liquidation of Redwood. As of the sale date, Redwood had property and equipment, at cost, of approximately $5,999,000, accumulated depreciation of approximately $3,525,000 and mortgage debt of approximately $3,746,000.

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. ("Lund Hill") were sold to an unaffiliated thirty party purchaser for $6,500,000, resulting in a gain of approximately $1,345,000. The sale resulted in the liquidation of Lund Hill. As of the sale date, Lund Hill had property and equipment, at cost, of approximately $6,046,000, accumulated depreciation of approximately $2,423,000 and mortgage debt of approximately $2,971,000.

On March 31, 2004, the Partnership's Limited Partnership Interest in Walnut Park Plaza ("Walnut") was sold to the Local General Partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately
$7,700,000   resulting  in  a  general  partner  contribution  of  approximately
$2,589,000 and a gain of approximately $10,000. The sale resulted in the liquidation of Walnut. As of the sale date, Walnut had property and equipment, at cost, of approximately $10,957,000, accumulated depreciation of approximately $4,448,000 and mortgage debt of approximately $7,330,000.


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of September 15, 2005, Bayridge, Fox Glenn, Lancaster, Lund Hill, Penn Alto, Redwood and Regent Street were classified as discontinued operations in the Consolidated Financial Statements. As of March 15, 2005, Lancaster, Lund Hill, Redwood and Regent Street were reclassified as a discontinued operation on the Consolidated Balance Sheets.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2005
                                   (Unaudited)


Consolidated Balance Sheets of Discontinued Operations:

                                                   September 15,   March 15,
                                                       2005           2005
                                                    -----------   -----------
Assets
  Property and equipment, net of accumulated
    depreciation of $17,850,576 and $13,195,220,
    respectively                                    $14,187,533   $11,193,351
  Cash and cash equivalents                             207,137       444,267
  Cash held in escrow                                   971,767     3,851,578
  Deferred costs, net of accumulated amortization
    of $478,519 and $182,368, respectively              327,429        68,189
  Other assets                                          324,739        88,862
                                                    -----------   -----------
Total assets                                        $16,018,605   $15,646,247
                                                    ===========   ===========

Liabilities
  Mortgage notes payable                            $18,254,102   $12,032,637
  Due to selling partners                             1,412,272             0
  Accounts payable and other liabilities                723,529     1,172,267
  Due to local general partners and affiliates        1,639,353       732,717
  Due to general partners and affiliates                217,500        49,500
  Minority interest                                     184,694       121,630
                                                    -----------   -----------
Total liabilities                                   $22,431,450   $14,108,751
                                                    ===========   ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 15, 2005, Fox Glenn, which was classified as an asset held for sale, and Bayridge, Lancaster, Lund Hill, Penn Alto, Redwood and Regent Street, which were sold during the year, were all classified as discontinued operations on the Consolidated Financial Statements. For the three and six months ended September 15, 2004 and in order to present comparable results for the three and six months ended September 15, 2005, Bayridge, Fox Glenn, Lancaster, Lund Hill, Penn Alto, Redwood and Regent Street were all classified as discontinued operations. In addition, Autumn Park, Bolton, Tanglewood and Walnut, which were sold during the year ended March 15, 2005, were all classified as discontinued operations on the Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2005
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                                           Three Months Ended            Six Months Ended
                                                                             September 15,                 September 15,
                                                                       --------------------------    --------------------------
                                                                          2005           2004            2005           2004
                                                                       -----------    -----------    -----------    -----------
Revenues:

Rental income                                                          $ 1,073,895    $ 2,473,992    $ 2,343,799    $ 5,194,822
Other                                                                       79,571         76,270         96,820        167,618
Gain (loss) on sale of properties                                          (30,840)        20,446      4,513,348         10,130
                                                                       -----------    -----------    -----------    -----------
Total revenue                                                            1,122,626      2,570,708      6,953,967      5,372,570
                                                                       -----------    -----------    -----------    -----------

Expenses:

General and administrative                                                 139,549        441,281        405,796        893,288
General and administrative-related parties (Note 2)                         65,272        100,551        156,831        224,709
Repairs and maintenance                                                    304,830        492,310        604,558      1,172,022
Operating                                                                  176,093        286,788        390,365        753,452
Taxes                                                                       99,780        172,550        186,338        356,946
Insurance                                                                   46,347        156,736        125,686        304,127
Interest                                                                   380,341        656,175        745,630      1,518,313
Depreciation and amortization                                              325,002        596,213        778,659      1,325,774
Loss on impairment of fixed assets                                         850,000              0      2,710,000              0
                                                                       -----------    -----------    -----------    -----------

Total expenses                                                           2,387,214      2,902,604      6,103,863      6,548,631
                                                                       -----------    -----------    -----------    -----------

(Loss) income before minority interest                                  (1,264,588)      (331,896)       850,104     (1,176,061)
Minority interest in (income) loss of subsidiaries from discontinued
  operations                                                              (455,042)           968       (282,691)     3,512,197
                                                                       -----------    -----------    -----------    -----------
Net (loss) income from discontinued operations (including gain
  (loss) on sale of properties)                                        $(1,719,630)   $  (330,928)   $   567,413    $ 2,336,136
                                                                       ===========    ===========    ===========    ===========

(Loss) income - limited partners from discontinued operations
  (including gain (loss) on sale of properties)                        $(1,702,434)   $  (327,619)   $   561,739    $ 2,312,775
                                                                       ===========    ===========    ===========    ===========

Number of BACs outstanding                                                15,987.5       15,987.5       15,987.5       15,987.5
                                                                       ===========    ===========    ===========    ===========

(Loss) income from discontinued operations (including gain (loss)
  on sale of properties) per BAC                                       $   (106.48)   $    (20.49)   $     35.13    $    144.66
                                                                       ===========    ===========    ===========    ===========


                                                                                          Six Months Ended
                                                                                            September 15,
                                                                                      --------------------------
                                                                                         2005           2004
                                                                                      -----------    -----------
 Cash flows from Discontinued Operations:

 Net cash used in operating activities                                                $  (441,820)   $(2,752,938)
                                                                                      -----------    -----------
 Net cash provided by investing activities                                            $ 6,766,843    $ 1,917,501
                                                                                      -----------    -----------
 Net cash used in financing activities                                                $(3,047,782)   $  (251,549)
                                                                                      -----------    -----------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2005
                                   (Unaudited)



Note 5 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation (FDIC) up to $100,000.

b)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and or the Department of Housing and Urban Development ("HUD"). Such cash distributions are typically made from surplus cash flow.

c)  Tax Credits

A portion of the low income housing tax credits ("Tax Credits") could be subject to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified basis of the Local Partnership property or (iii) if there is a reduction in the Local Partnership interest in the property at any time during the 15-year period (the "Compliance Period") commencing at the beginning of the period that entitles qualified BACsholders to Tax Credits, generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants ("Tax Credit Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership had expired.

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


Note 6 - New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on the Partnership's consolidated financial statements.

In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No. 04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partners. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or participating rights - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is effective after June 29, 2005. The Partnership does not expect the adoption of EITF 05-4 to have a material effect on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. As of September 15, 2005, the properties and the related assets and liabilities of nine Local Partnerships and the limited partnership interest in five Local Partnerships were sold. For a discussion of these sales of the Local Partnerships, see Note 3 to the financial statements.

Short-Term

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the six months ended September 15, 2005 and 2004, distributions from operations of the Local Partnerships amounted to approximately $68,000 and $113,000, respectively. Additionally, during the six months ended September 15, 2005 and 2004, the Partnership received approximately $446,000 and $325,000 distributions of proceeds from sales.

For the six months ended September 15, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $2,129,000. This increase is attributable to a decrease in cash held in escrow relating to investing activities ($1,188,000), proceeds from sale of investments ($7,884,000) and a net increase in due to local general partners and affiliates ($491,000) which exceeded net cash used in operating activities ($797,000), improvements to property and equipment ($445,000), costs paid relating to sale of properties ($222,000), repayments of mortgage notes ($3,888,000), distributions ($1,938,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($145,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately ($3,396,000), gain on sale of properties ($4,513,000) and loss on impairment of fixed assets ($2,710,000).

Total expenses for the three and six months ended September 15, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $3,517,340 and $3,581,279 and $7,726,887 and $7,387,910, respectively.

Accounts payable as of September 15, 2005 and March 15, 2005, were $4,828,876 and $2,436,882, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Included in accounts payable as of September 15, 2005 and March 15, 2005 are $2,534,603 and $7,730 of deferred revenue from sales, respectively.

Accrued interest payable as of September 15, 2005 and March 15, 2005 was $8,365,233 and $7,885,329, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,779,000 and $7,846,000 were accrued and unpaid as of September 15, 2005 and March 15, 2005, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so.

A working capital reserve of approximately $4,989,000 remained unused at September 15, 2005. On April 15, 2005, a distribution from sales proceeds was made to the Limited Partners of approximately $1,919,000 and to the General Partner of approximately $19,000.

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

During the six months ended September 15, 2005, the Partnership recorded $2,710,000 as a loss on impairment of assets or reduction to estimated fair value for two Local Partnerships.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. As of September 15, 2005 and March 15, 2005, the Partnership has recorded property and equipment net of accumulated depreciation of $14,187,533 and $11,193,351, respectively, as held for sale.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 15, 2005 and 2004, consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased less than 1% and increased approximately 2% for the three and six months ended September 15, 2005 as compared to the corresponding periods in 2004, primarily due to an underaccrual at one Local Partnership in the first quarter of 2004 and rental rate increases at the Local Partnerships.

Other income decreased approximately $111,000 and $194,000 for the three and six months ended September 15, 2005 as compared to the corresponding periods in 2004, primarily due to a decrease in subsidiary income being received at one Local Partnership in 2005.

General and administrative decreased approximately $107,000 and $81,000 for the three and six months ended September 15, 2005 as compared to the corresponding periods in 2004, primarily due to decreased legal costs at the Partnership level.

Repairs and maintenance increased approximately $114,000 and $301,000 for the three and six months ended September 15, 2005 as compared to the corresponding periods in 2004, primarily due to increased maintenance payroll, exterior painting and sewer line repairs at one Local Partnership and boiler repairs, painting, plastering apartments and door repairs at a second Local Partnership.

Operating and other decreased approximately $109,000 for the three months ended September 15, 2005 as compared to the corresponding period in 2004, primarily due to an underaccrual at one Local Partnership in the first quarter of 2004.

Taxes increased approximately $55,000 and $100,000 for the three and six months ended September 15, 2005 as compared to the corresponding periods in 2004, primarily due to a reassessment of the property taxes at one Local Partnership in 2005 and an underaccrual at two Local Partnerships in 2004.

Depreciation and amortization decreased approximately $155,000 for the three months ended September 15, 2005 as compared to the corresponding period in 2004, primarily due to the resumption of depreciation expense during the second quarter of 2004 at one Local Partnership that was previously classified as an asset held for sale and reclassed back as an operating unit.

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

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits

         (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (32.1)Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and
               Section  1350 of Title 18 of the  United  States  Code (18 U.S.C.
               1350)

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


                          LIBERTY TAX CREDIT PLUS L.P.
                                  (Registrant)


                         By: RELATED CREDIT PROPERTIES L.P.,
                             a General Partner


                             By: Related Credit Properties Inc.,
                                 its General Partner


Date: October 19, 2005
                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)


Date: October 19, 2005
                                 By: /s/ Glenn F. Hopps
                                     ------------------
                                     Glenn F. Hopps,
                                     Treasurer
                                     (Principal Accounting Officer)


                         By: LIBERTY ASSOCIATES III, L.P.,
                             a General Partner


                             By: Related Credit Properties L.P.,
                                 its General Partner


                                 By: Related Credit Properties Inc.,
                                     its General Partner


Date: October 19, 2005
                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)


Date: October 19, 2005
                                 By: /s/ Glenn F. Hopps
                                     ------------------
                                     Glenn F. Hopps,
                                     Treasurer
                                     (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 15, 2005 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: October 19, 2005
               ----------------
                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                             CODE ("18 U.S.C. 1350")


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 15, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     October 19, 2005