Form 10-Q
period 2005-12-15
LIBERTY TAX CREDIT PLUS LP
filed 2006-01-17
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 15, 2005


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)



           Delaware                                              13-3446500
--------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                   ---------------------
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1. Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                      December 15,        March 15,
                                                                         2005               2005
                                                                     -------------      -------------
                                                                      (Unaudited)         (Audited)

                                             ASSETS

Operating Assets
   Property and equipment, at cost, net of accumulated
     depreciation of $69,952,154 and $96,840,139,
     respectively                                                    $  58,645,752      $  86,316,389
   Cash and cash equivalents                                             6,617,003          4,335,171
   Cash held in escrow                                                   8,437,834         10,529,679
   Accounts receivable - tenants                                           295,948            761,215
   Deferred costs, net of accumulated amortization of
     $811,017 and $1,662,029, respectively                               1,198,361          1,922,580
   Other assets                                                          2,214,949          1,230,423
                                                                     -------------      -------------

Total operating assets                                                  77,409,847        105,095,457
                                                                     -------------      -------------

Assets from discontinued operations (Note 4)
  Property and equipment held for sale, net of accumulated
     depreciation
     of $18,032,393 and $13,195,220, respectively                       11,872,222         11,193,351
  Net assets held for sale                                               2,749,047          4,452,896
                                                                     -------------      -------------
Total assets from discontinued operations                               14,621,269         15,646,247
                                                                     -------------      -------------

Total assets                                                         $  92,031,116      $ 120,741,704
                                                                     =============      =============

                               LIABILITIES AND PARTNERS' DEFICIT

Operating Liabilities

  Mortgage notes payable                                             $  63,984,220      $  97,203,309
  Accounts payable                                                       3,848,099          2,436,882
  Accrued interest payable                                               8,525,754          7,885,329
  Security deposits payable                                                391,747            624,852
  Due to local general partners and affiliates                          19,647,288         21,080,176
  Due to general partners and affiliates                                 8,056,364          8,261,783
  Due to selling partners                                                        0          1,412,272
                                                                     -------------      -------------

Total operating liabilities                                            104,453,472        138,904,603
                                                                     -------------      -------------

Liabilities from discontinued operations (Note 4)
  Mortgage notes payable of assets held for sale                        18,806,852         12,032,637
  Net liabilities held for sale (including minority interest)            1,399,496          2,076,114
                                                                     -------------      -------------
Total liabilities from discontinued operations                          20,206,348         14,108,751
                                                                     -------------      -------------

Minority interests                                                        (682,229)          (321,605)
                                                                     -------------      -------------

Commitments and contingencies (Note 5)

Partners' deficit:
  Limited partners (15,987.5 BACs issued and outstanding)              (30,904,591)       (30,908,125)
  General partners                                                      (1,041,884)        (1,041,920)
                                                                     -------------      -------------


Total partners' deficit                                                (31,946,475)       (31,950,045)
                                                                     -------------      -------------

Total liabilities and partners' deficit                              $  92,031,116      $ 120,741,704
                                                                     =============      =============

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                           December 15,                      December 15,
                                                  -----------------------------     -----------------------------
                                                      2005             2004*            2005             2004*
                                                  ------------     ------------     ------------     ------------
Operations:

Revenues
Rental income                                     $  4,860,185     $  4,815,859     $ 14,383,691     $ 14,148,307
Other                                                  100,912           96,128          285,534          476,795
                                                  ------------     ------------     ------------     ------------
                                                     4,961,097        4,911,987       14,669,225       14,625,102
                                                  ------------     ------------     ------------     ------------

Expenses
General and administrative                             831,779          795,180        2,296,053        2,458,476
General and administrative-related
  parties (Note 2)                                     539,628          471,016        1,531,116        1,404,255
Repairs and maintenance                              1,330,546        1,233,304        4,148,989        3,790,303
Operating and other                                    702,749          479,963        2,055,141        1,877,193
Taxes                                                  249,232          262,675          711,027          624,030
Insurance                                              305,215          281,055          857,419          807,085
Financial                                            1,330,994        1,629,584        3,932,737        4,539,190
Depreciation and amortization                        1,106,577        1,139,961        3,319,475        3,341,254
                                                  ------------     ------------     ------------     ------------

Total expenses from operations                       6,396,720        6,292,738       18,851,957       18,841,786
                                                  ------------     ------------     ------------     ------------

Loss from operations before minority interest       (1,435,623)      (1,380,751)      (4,182,732)      (4,216,684)

Minority interest in loss of subsidiaries
  from operations                                        1,386            4,112            7,201            8,661
                                                  ------------     ------------     ------------     ------------

Loss from operations                                (1,434,237)      (1,376,639)      (4,175,531)      (4,208,023)

Discontinued Operations:
Income from discontinued operations (including
  gain on sale of properties)(Note 4)                5,990,094        3,682,222        6,117,222        5,648,517
                                                  ------------     ------------     ------------     ------------
 Net income                                       $  4,555,857     $  2,305,583     $  1,941,691     $  1,440,494
                                                  ============     ============     ============     ============

Loss from operations - limited partners           $ (1,419,895)    $ (1,362,873)    $ (4,133,776)    $ (4,165,943)
Income from discontinued operations (including
  gain on sale of properties) - limited partners     5,930,193        3,645,400        6,056,050        5,592,032
                                                  ------------     ------------     ------------     ------------
Net income - limited partners                     $  4,510,298     $  2,282,527     $  1,922,274     $  1,426,089
                                                  ============     ============     ============     ============

Number of BACs outstanding                            15,987.5         15,987.5         15,987.5         15,987.5
                                                  ============     ============     ============     ============

Loss from operations per BAC                      $     (88.81)    $     (85.25)    $    (258.56)    $    (260.58)
Income from discontinued operations per BAC             370.93           228.02           378.80           349.78
                                                  ------------     ------------     ------------     ------------

Net income per BAC                                $     282.12     $     142.77     $     120.24     $      89.20
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                                    Limited         General
                                                     Total          Partners        Partner
                                                  ------------    ------------    ------------
Partners' deficit - March 16, 2005                $(31,950,045)   $(30,908,125)   $ (1,041,920)

Net income                                           1,941,691       1,922,274          19,417

Distributions                                       (1,938,121)     (1,918,740)        (19,381)
                                                  ------------    ------------    ------------

Partners' deficit - December 15, 2005             $(31,946,475)   $(30,904,591)   $ (1,041,884)
                                                  ============    ============    ============


           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            December 15,
                                                                                   -----------------------------
                                                                                       2005             2004*
                                                                                   ------------     ------------
Net income                                                                         $  1,941,691     $  1,440,494

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Gain on sale of properties                                                        (10,550,777)      (4,427,642)
  Depreciation and amortization                                                       4,936,374        6,202,008
  Loss on impairment of fixed assets                                                  2,710,000                0
  Minority interest in income of subsidiaries                                          (272,357)      (3,526,100)
  Decrease in accounts receivable - tenants                                             147,056          243,674
  Increase in other assets                                                           (1,275,872)        (571,546)
  Increase (decrease) in accounts payable                                             2,627,491         (489,993)
  Increase in accrued interest payable                                                  763,916        1,645,959
  Decrease in security deposits payable                                                 (50,038)          (1,516)
  Increase in due to general partners and affiliates                                     55,727        1,001,714
  Increase in cash held in escrow                                                    (1,431,645)        (698,962)
                                                                                   ------------     ------------

Net cash (used in) provided by operating activities                                    (398,434)         818,090
                                                                                   ------------     ------------

Cash flows from investing activities:

  Decrease in cash held in escrow                                                     1,179,131          288,138
  Proceeds from sale of investments                                                   7,684,400        1,224,789
  Costs paid relating to sale of properties                                            (222,016)               0
  Improvements to property and equipment                                               (563,131)      (1,099,721)
                                                                                   ------------     ------------

Net cash provided by investing activities                                             8,078,384          413,206
                                                                                   ------------     ------------

Cash flows from financing activities:

  Repayments of mortgage notes                                                       (4,482,822)      (1,828,243)
  Increase in due to local general partners and affiliates                            1,027,345        1,061,896
  Decrease in due to local general partners and affiliates                                    0         (329,044)
  (Decrease) increase in capitalization of consolidated subsidiaries
    attributable to minority interest                                                  (235,594)         287,560
  Distributions                                                                      (1,938,121)               0
                                                                                   ------------     ------------

  Net cash used in financing activities                                              (5,629,192)        (807,831)
                                                                                   ------------     ------------

  Net increase in cash and cash equivalents                                           2,050,758          423,465

  Cash and cash equivalents at beginning of period                                    4,779,438        5,224,728
                                                                                   ------------     ------------

  Cash and cash equivalents at end of period                                       $  6,830,196     $  5,648,193
                                                                                   ============     ============

  Summarized below are the components of the gain on sale of properties:

  Decrease in property and equipment, net of accumulated depreciation              $ 19,996,475     $ 17,207,232
  Decrease in mortgage notes payable                                                (21,962,052)     (21,261,879)
  Decrease in due to general partners and affiliates                                   (252,500)        (474,583)
  Decrease in due to local general partner and affiliates                            (2,256,995)        (257,744)
  Decrease in due to selling partners                                                (1,412,272)               0
  Decrease in cash held in escrow                                                     4,554,061          752,892
  Decrease in rents receivable                                                          220,458           46,776
  Decrease in other assets                                                               99,161          305,553
  Decrease in accounts payable                                                       (1,117,566)        (138,525)
  Decrease in accrued interest payable                                                 (763,557)      (2,236,444)
  Decrease in security deposits payable                                                (112,271)        (157,193)
  Decrease in deferred costs                                                            189,278          461,952
  (Decrease) increase in capitalization of consolidated subsidiaries
    attributable to minority interest                                                  (270,613)       2,549,110

 See Note 4 for cash flows from discontinued operations.

* Reclassified for comparative purposes.

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2005
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended December 15, 2005 and 2004, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 23 and 27 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring
adjustments)   necessary  to  present  fairly  the  financial  position  of  the
Partnership as of December 15, 2005 and March 15, 2005, the results of operations for the three and nine months ended December 15, 2005 and 2004 and cash flows for the nine months ended December 15, 2005 and 2004. However, the operating results and cash flows for the nine months ended December 15, 2005 may not be indicative of the results for the year.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregate approximately $0 and $738,000 for the three and nine month periods ended December 15, 2005, respectively, and $0 for both the three and nine month periods ended December 15, 2004. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 15, 2005 and 2004 were as follows:

                                                             Three Months Ended          Nine Months Ended
                                                                 December 15,                December 15,
                                                          ------------------------    ------------------------
                                                             2005          2004*         2005          2004*
                                                          ----------    ----------    ----------    ----------
Partnership management fees (a)                           $  222,750    $  269,250    $  670,750    $  800,250
Expense reimbursement (b)                                    138,473        47,431       347,542       131,675
Local administrative fee (d)                                   4,750         3,875        13,250        11,625
                                                          ----------    ----------    ----------    ----------
Total general and administrative-General Partners            365,973       320,556     1,031,542       943,550
                                                          ----------    ----------    ----------    ----------
Property management fees incurred to affiliates of the
  local general partners (c)                                 173,655       150,460       499,574       460,705
                                                          ----------    ----------    ----------    ----------
Total general and administrative-related parties          $  539,628    $  471,016    $1,531,116    $1,404,255
                                                          ==========    ==========    ==========    ==========

* Reclassified for comparative purpose.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2005
                                   (Unaudited)

The costs incurred to related parties from discontinued operations for the three and nine months ended December 15, 2005 and 2004 were as follows:

                                                           Three Months Ended      Nine Months Ended
                                                               December 15,           December 15,
                                                          --------------------    --------------------
                                                            2005        2004        2005        2004
                                                          --------    --------    --------    --------
Property management fees incurred to affiliates of the
  General Partners (c)                                    $      0    $ 15,769    $      0    $ 63,075
Local administrative fee (d)                                 7,250       9,125      21,750      27,375
                                                          --------    --------    --------    --------
Total general and administrative-General Partners            7,250      24,894      21,750      90,450
                                                          --------    --------    --------    --------
Property management fees incurred to affiliates of the
  local general partners (c)                                42,334      68,676     186,665     229,829
                                                          --------    --------    --------    --------
Total general and administrative-related parties          $ 49,584    $ 93,570    $208,415    $320,279
                                                          ========    ========    ========    ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,932,000 and $7,811,000 were accrued and unpaid as of December 15, 2005 and March 15, 2005, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $58,000 and $35,000 were accrued and unpaid as of December 15, 2005 and March 15, 2005, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships in operations amounted to $355,836 and $419,437 and $1,105,978 and $1,313,094 for
the three and nine months ended December 15, 2005 and 2004, respectively. Of these fees, $215,989 and $219,136 and $686,239 and $690,534 were incurred to affiliates of the local general partners, which include $42,334 and $68,676 and $186,665 and $229,829 of fees relating to discontinued operations. In addition, $15,769 and $63,075 was incurred to affiliates of the General Partners for the three and nine months ended December 15, 2004, which is also included in discontinued operations.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of December 15, 2005, the Partnership has disposed of 14 of its 31 original investments.

On November 28, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Willoughby/Wycoff Housing Associates, L.P. ("Willoughby") to an unaffiliated third party purchaser for a purchase price of $4,800,000. The sales documents have been executed and the initial deposit funds are being held in escrow. An expected closing could occur in February 2006. No assurance can be given that the sale will actually occur. Willoughby is being held as an asset held for sale as of December 15, 2005. As of September 30, 2005, Willoughby had property and equipment, at cost, of approximately $6,191,000, accumulated depreciation of approximately $3,762,000 and mortgage debt of approximately $4,017,000.

On September 22, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") to an unaffiliated third party purchaser for a purchase price of $4,937,500. The sales documents have been executed and the initial deposit funds are being held in escrow. An expected closing could occur in March 2006. No assurance can be given that the sale will actually occur. Grand Concourse is being held as an asset held for sale as of December 15, 2005. As of September 30, 2005, Grand Concourse had property and equipment, at cost, of approximately $5,271,000, accumulated depreciation of approximately $3,208,000 and mortgage debt of approximately $3,281,000.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2005
                                   (Unaudited)

On September 22, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Concourse Artist's Housing Associates, L.P. ("Concourse Artist's") to an unaffiliated third party purchaser for a purchase price of $1,797,500. The sales documents have been executed and the initial deposit funds are being held in escrow. An expected closing could occur in March 2006. No assurance can be given that the sale will actually occur. Concourse Artist's is being held as an asset held for sale as of December 15, 2005. As of September 30, 2005, Concourse Artist's had property and equipment, at cost, of approximately $2,285,000, accumulated depreciation of approximately $1,386,000 and mortgage debt of approximately $1,412,000.

On September 22, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") to an unaffiliated third party purchaser for a purchase price of $7,265,000. The sales documents have been executed and the initial deposit funds are being held in escrow. An expected closing could occur in March 2006. No assurance can be given that the sale will actually occur. Robin Housing is being held as an asset held for sale as of December 15, 2005. As of September 30, 2005, Robin Housing had property and equipment, at cost, of approximately $8,238,000, accumulated depreciation of approximately $5,022,000 and mortgage debt of approximately $4,903,000.

On September 15, 2005, the Partnership's limited partnership interest in Bayridge Associates, L.P. ("Bayridge") was sold to an unaffiliated third party purchaser for $1,125,000. The sale resulted in a gain of approximately $5,920,000. The sale resulted in the liquidation of Bayridge. As of the sale date, Bayridge had property and equipment, at cost, of approximately $13,231,000, accumulated depreciation of approximately $7,270,000 and mortgage debt of approximately $9,598,000.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for $1,575,000. During the quarter ended September 15, 2005, in accordance with Statement of Financial Accounting Standards ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $850,000. The sale resulted in a gain of approximately $127,000. The sale resulted in the liquidation of Penn Alto. As of the sale date, Penn Alto had property and equipment, at cost, of approximately $11,106,000, accumulated depreciation of approximately $6,236,000 and mortgage debt of approximately $3,383,000.

On June 2, 2005, the Partnership sold its limited partnership interest in Lancaster Towers Associates, LTD ("Lancaster") to an affiliate of the Local General Partner for a purchase price of $449,750. During the quarter ended June 15, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,860,000. The sale resulted in a distribution to the Local General Partner of approximately $271,000. As of the sale date, Lancaster had property and equipment, at cost, of approximately $4,594,000, accumulated depreciation of approximately $2,757,000 and mortgage debt of approximately $1,605,000.

On April 25, 2005, the Partnership entered into a redemption agreement for the sale of its limited partnership interest in Fox Glenn Investors, L.P. ("Fox Glenn") to the Local General Partner. The sales documents have been executed and the Partnership received $200,000 and a note receivable for $1,200,000 due February 9, 2006 that is recorded in other assets. As of September 15, 2005, the Partnership has recorded the $1,400,000 in accrued expenses as a deferred gain. Fox Glenn is awaiting approval of the sale from the Department of Housing and Urban Development ("HUD"). No assurances can be given that the HUD will approve the sale. Fox Glenn is being held as an asset held for sale as of December 15, 2005. As of September 30, 2005, Fox Glenn had property and equipment, at cost, of approximately $7,682,000, accumulated depreciation of approximately $4,554,000 and mortgage debt of approximately $5,195,000.

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

On February 17, 2005, the Partnership's limited partnership interest in Redwood Villa Associates ("Redwood") was sold to an unaffiliated third party purchaser for $60,000, resulting in a gain of approximately $1,749,000. The sale resulted in the liquidation of Redwood. As of the sale date, Redwood had property and equipment, at cost, of approximately $5,999,000, accumulated depreciation of approximately $3,525,000 and mortgage debt of approximately $3,746,000.

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. ("Lund Hill") were sold to an unaffiliated thirty party purchaser for $6,500,000, resulting in a gain of approximately $1,356,000. The sale resulted in the liquidation of Lund Hill. As of the sale date, Lund Hill had property and equipment, at cost, of approximately $6,046,000, accumulated depreciation of approximately $2,423,000 and mortgage debt of approximately $2,971,000.

On March 31, 2004, the Partnership's limited partnership interest in Walnut Park Plaza ("Walnut") was sold to the Local General Partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately
$7,700,000 resulting in a general partner contribution of approximately $2,549,000. The sale resulted in the liquidation of Walnut. As of the sale date, Walnut had property and equipment, at cost, of approximately $10,957,000, accumulated depreciation of approximately $4,448,000 and mortgage debt of approximately $7,330,000.

On September 24, 2004, the property and the related assets and liabilities of Autumn Park Associates, L.P. ("Autumn Park") were sold to an unaffiliated third party for $4,800,000. The proceeds were used to settle the associated mortgage which had an outstanding balance of approximately $3,600,000, and the balance was distributed to the partners of Autumn Park. This amount consisted of $900,000 paid in cash at the closing and $150,000 pursuant to one promissory note. The note compounds interest at 10% and was due on October 30, 2005. A demand letter is being sent to commence collection proceedings. The sale

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2005
                                   (Unaudited)

resulted in a gain of approximately $1,992,000. The sale resulted in the liquidation of Autumn Park. As of the sale date, Autumn Park had property and equipment, at cost, of approximately $6,138,000, accumulated depreciation of approximately $3,488,000, and mortgage debt of approximately $3,754,000.

On August 27, 2004, the property and the related assets and liabilities of 2108 Bolton Drive Associated, L.P. ("Bolton") were sold to an unaffiliated third party for $8,891,000, resulting in a gain of approximately $1,259,000. An additional gain of approximately $363,000 was recognized during the fourth quarter ended March 15, 2005. The sale resulted in the liquidation of Bolton. As of the sale date, Bolton had property and equipment, at cost, of approximately $13,601,000 accumulated depreciation of approximately $7,852,000 and mortgage debt of approximately $7,266,000.

On July 30, 2004, the property and the related assets and liabilities of Tanglewood Apartments, L.P. ("Tanglewood") were sold to an unaffiliated third party for $3,425,000, resulting in a gain of approximately $1,167,000. The sale resulted in the liquidation of Tanglewood. As of the sale date, Tanglewood had property and equipment, at cost, of approximately $5,902,000, accumulated depreciation of approximately $3,148,000 and mortgage debt of approximately $2,852,000.


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of December 15, 2005, Concourse Artist's, Bayridge, Bolton, Grand Concourse, Fox Glenn, Lancaster, Lund Hill, Penn Alto, Redwood, Regent Street, Robin Housing and Willoughby were classified as discontinued operations in the Consolidated Financial Statements. As of March 15, 2005, Bolton, Lancaster, Lund Hill, Redwood and Regent Street were classified as discontinued operations on the Consolidated Balance Sheets.

Consolidated Balance Sheets of Discontinued Operations:

                                                  December 15,        March 15,
                                                      2005              2005
                                                  ------------      ------------
 Assets
   Property and equipment, net of
     accumulated depreciation of $18,032,393
     and $13,195,220, respectively                $ 11,872,222      $ 11,193,351
  Cash and cash equivalents                            213,193           444,267
  Cash held in escrow                                1,641,876         3,851,578
  Deferred costs, net of accumulated
    amortization of $907,182 and
    $182,368, respectively                             515,178            68,189
  Other assets                                         378,800            88,862
                                                  ------------      ------------
Total assets                                      $ 14,621,269      $ 15,646,247
                                                  ============      ============

Liabilities
  Mortgage notes payable                          $ 18,806,852      $ 12,032,637
  Accounts payable and other liabilities               701,705         1,172,267
  Due to local general partners and
    affiliates                                         935,955           732,717
  Due to general partners and affiliates                58,146            49,500
  Minority interest                                   (296,310)          121,630
                                                  ------------      ------------
Total liabilities                                 $ 20,206,348      $ 14,108,751
                                                  ============      ============

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 15, 2005, Concourse Artist's, Fox Glenn, Grand Concourse, Robin Housing and Willoughby which were classified as assets held for sale, and Bayridge, Lancaster, Lund Hill, Penn Alto, Redwood and Regent Street, which were sold during the year, were all classified as discontinued operations on the Consolidated Financial Statements. For the three and nine months ended December 15, 2004 and in order to present comparable results for the three and nine months ended December 15, 2005, Concourse Artist's, Bayridge, Grand Concourse, Fox Glenn, Lancaster, Lund Hill, Penn Alto, Redwood, Regent Street, Robin Housing and Willoughby were all classified as discontinued operations. In addition, Autumn Park, Bolton, Tanglewood and Walnut, which were sold during the year ended March 15, 2005, were all classified as discontinued operations on the Consolidated Financial Statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2005
                                   (Unaudited)

Consolidated Statements of Discontinued Operations:

                                                           Three Months Ended            Nine Months Ended
                                                               December 15,                  December 15,
                                                       --------------------------    --------------------------
                                                          2005           2004            2005           2004
                                                       -----------    -----------    -----------    -----------
 Revenues:

Rental income                                          $ 1,476,797    $ 3,056,397    $ 5,178,098    $ 9,574,953
Other                                                       36,595        189,905        139,846        361,993
Gain on sale of properties                               6,037,429      4,417,512     10,550,777      4,427,642
                                                       -----------    -----------    -----------    -----------
Total revenue                                            7,550,821      7,663,814     15,868,721     14,364,588
                                                       -----------    -----------    -----------    -----------

Expenses:

General and administrative                                 334,564        610,188      1,081,953      1,805,017
General and administrative-related parties (Note 2)         49,584         93,570        208,415        320,279
Repairs and maintenance                                    485,739        592,902      1,348,764      1,984,069
Operating                                                  205,339        432,013        987,396      1,523,863
Taxes                                                       59,939        112,753        246,277        469,699
Insurance                                                  121,979        169,005        333,692        574,532
Interest                                                   412,333        845,007      1,483,259      2,695,297
Depreciation and amortization                              433,302      1,126,846      1,616,899      2,860,754
Loss on impairment of fixed assets                               0              0      2,710,000              0
                                                       -----------    -----------    -----------    -----------

Total expenses                                           2,102,779      3,982,284     10,016,655     12,233,510
                                                       -----------    -----------    -----------    -----------

Income before minority interest                          5,448,042      3,681,530      5,852,066      2,131,078
Minority interest in income of subsidiaries from
  discontinued
  operations                                               542,052            692        265,156      3,517,439
                                                       -----------    -----------    -----------    -----------
Net income from discontinued operations (including
  gain on sale of properties)                          $ 5,990,094    $ 3,682,222    $ 6,117,222    $ 5,648,517
                                                       ===========    ===========    ===========    ===========

Income - limited partners from discontinued
  operations (including gain on sale of properties)    $ 5,930,193    $ 3,645,400    $ 6,056,050    $ 5,592,032
                                                       ===========    ===========    ===========    ===========

Number of BACs outstanding                                15,987.5       15,987.5       15,987.5       15,987.5
                                                       ===========    ===========    ===========    ===========

Income from discontinued operations (including gain
  on
   sale of properties) per BAC                         $    370.93    $    228.02    $    378.80    $    349.78
                                                       ===========    ===========    ===========    ===========


                                                                                          Nine Months Ended
                                                                                             December 15,
                                                                                     --------------------------
                                                                                        2005           2004
                                                                                     -----------    -----------
 Cash flows from Discontinued Operations:

 Net cash provided by operating activities                                           $ 1,989,516    $    25,929
                                                                                     -----------    -----------
 Net cash provided by investing activities                                           $ 7,247,719    $ 3,823,625
                                                                                     -----------    -----------
 Net cash used in financing activities                                               $(1,837,967)   $  (814,413)
                                                                                     -----------    -----------

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2005
                                   (Unaudited)

Note 5 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation (FDIC) up to $100,000.

b)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or the Department of Housing and Urban Development ("HUD"). Such cash distributions are typically made from surplus cash flow.

c)  Tax Credits

A portion of the low income housing tax credits ("Tax Credits") could be subject to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, (ii) if there is a decrease in the qualified basis of the Local Partnership property or (iii) if there is a reduction in the Local Partnership interest in the property at any time during the 15-year period commencing at the beginning of the period that entitles qualified BACholders to Tax Credits, generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants ("Tax Credit Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership had expired.

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


Note 6 - New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in Statement of Position ("SOP") 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partners. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is now effective. The Partnership does not expect the adoption of EITF 05-4 to have a material effect on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 31 Local Partnerships. As of December 15, 2005, the properties and the related assets and liabilities of nine Local Partnerships and the limited partnership interest in five Local
Partnerships were sold. For a discussion of these sales of the Local Partnerships, see Note 3 to the financial statements.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the nine months ended December 15, 2005 and 2004, distributions from operations of the Local Partnerships amounted to approximately $101,000 and $113,000, respectively. Additionally, during the nine months ended December 15, 2005 and 2004, the Partnership received approximately $557,000 and $1,225,000 distributions of proceeds from sales.

For the nine months ended December 15, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $2,051,000. This increase is attributable to a decrease in cash held in escrow relating to investing activities ($1,179,000), proceeds from sale of investments ($7,684,000) and a net increase in due to local general partners and affiliates ($1,027,000) which exceeded net cash used in operating activities ($398,000), improvements to property and equipment ($563,000), costs paid relating to sale of properties ($222,000), repayments of mortgage notes ($4,483,000), distributions ($1,938,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($236,000). Included in the adjustments to reconcile net income to net cash used in operating activities is depreciation and amortization of approximately ($4,936,000), gain on sale of properties ($10,551,000) and loss on impairment of fixed assets ($2,710,000).

Total expenses for the three and nine months ended December 15, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $3,419,521 and $3,052,177 and $10,068,629 and $9,557,087, respectively.

Accounts payable as of December 15, 2005 and March 15, 2005, were $3,848,099 and $2,436,882, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Included in accounts payable as of December 15, 2005 and March 15, 2005 are $1,400,059 and $7,730 of deferred revenue from sales, respectively.

Accrued interest payable as of December 15, 2005 and March 15, 2005 was $8,525,754 and $7,885,329, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,990,000 and $7,846,000 were accrued and unpaid as of December 15, 2005 and March 15, 2005, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so.

A working capital reserve of approximately $4,821,000 remained unused at December 15, 2005. On April 15, 2005, a distribution from sales proceeds was made to the Limited Partners of approximately $1,919,000 and to the General Partner of approximately $19,000. Approximately $3,500,000 has been declared for distributions and is expected to be made during the fourth quarter ended March 15, 2006.

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

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

During the nine months ended December 15, 2005, the Partnership recorded $2,710,000 as a loss on impairment of assets or reduction to estimated fair value for two Local Partnerships.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. As of December 15, 2005 and March 15, 2005, the Partnership has recorded property and equipment net of accumulated depreciation of $11,872,222 and $11,193,351, respectively, as held for sale.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 15, 2005 and 2004, consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 1% and 2% for the three and nine months ended December 15, 2005 as compared to the corresponding periods in 2004, primarily due to rental rate increases at the Local Partnerships.

Other income decreased approximately $191,000 for the nine months ended December 15, 2005 as compared to the corresponding period in 2004, primarily due to a decrease in subsidiary income being received at one Local Partnership in 2005 offset by an increase in interest income at the Partnership level, resulting from higher cash balances during the year from increased sales activity.

General and administrative-related parties increased approximately $69,000 and $127,000 for the three and nine months ended December 15, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in expense reimbursements offset by a decrease in Partnership management fees resulting from sold properties at the Partnership level.

Operating and other increased approximately $223,000 and $178,000 for the three and nine months ended December 15, 2005 as compared to the corresponding periods in 2004, primarily due to increased gas prices at two Local Partnerships, increased water and sewer costs at a third Local Partnership and increased electricity costs at a fourth Local Partnership.

Taxes increased approximately $87,000 for the nine months ended December 15, 2005 as compared to the corresponding period in 2004, primarily due to a reassessment of the property taxes at one Local Partnership in 2005.

Financial decreased approximately $299,000 and $606,000 for the three and nine months ended December 15, 2005 as compared to the corresponding periods in 2004, primarily due to the mortgage payoff in the prior year at one Local Partnership and an overaccrual in the prior year at a second Local Partnership.

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

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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


Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the managing member of Credit Properties GP LLC which is the general partner of Related Credit Properties L.P. (the "Related General Partner"). Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Executive Vice President of the general partner of the Related General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

Item 6.  Exhibits

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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                               By:RELATED CREDIT PROPERTIES L.P.,
                                  a General Partner


                                  By:Related Credit Properties Inc.,
                                     its General Partner


Date: January 17, 2006
      ----------------               By:/s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes,
                                        President and Chief Executive Officer
                                        (Principal Executive
                                         and Financial Officer)


Date: January 17, 2006
      ----------------               By:/s/ Glenn F. Hopps
                                        ------------------
                                        Glenn F. Hopps,
                                        Treasurer
                                        (Principal Accounting Officer)


                               By:LIBERTY ASSOCIATES III, L.P.,
                                  a General Partner


                                  By:Related Credit Properties L.P.,
                                     its General Partner


                                     By:   Related Credit Properties Inc.,
                                        its General Partner


Date: January 17, 2006
      ----------------                  By:/s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes,
                                           President and Chief Executive Officer
                                           (Principal Executive
                                            and Financial Officer)


Date: January 17, 2006
      ----------------                  By:/s/ Glenn F. Hopps
                                           ------------------
                                           Glenn F. Hopps,
                                           Treasurer
                                           (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 15, 2005 of the Partnership;

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



         Date: January 17, 2006
               ----------------
                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                             CODE ("18 U.S.C. 1350")


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending December 15, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     January 17, 2006