Form 10-K
period 2006-03-31
LIBERTY TAX CREDIT PLUS LP
filed 2006-06-13
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 15, 2006

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


                    Delaware                                     13-3446500
------------------------------------------------            --------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                        10022
------------------------------------------------            --------------------
    (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Beneficial Assignment Certificates and Limited Partnership Interests (Title of Class)

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 15, 2005, was ($35,415,000), based on Limited Partner equity (deficit) as of such date.


                       DOCUMENTS INCORPORATED BY REFERENCE
       None

                                     PART I


Item 1. Business.

General
-------

Liberty Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 26, 1987. The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates", and together with the Related General Partner, the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Credit Properties GP LLC ("Credit Properties"), a Delaware limited liability company. The general partner of Liberty Associates is the Related General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

On November 17, 2003, CharterMac acquired CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC), which is the parent of RCC Manager LLC, the managing member of Credit Properties. On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Executive Vice President of the general partner of the Related General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer will replace Stephen M. Ross, who has served as interim Chief
Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Executive Vice President of the general partner of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships," "subsidiaries" or "subsidiary partnerships") which own leveraged-low and moderate-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects", and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit"). The Partnership's investment in each
Local Partnership represents a 20% to 98% interest in each of the Local Partnerships. The Partnership does not anticipate making any additional investments. As of March 15, 2006, the Partnership has disposed of fifteen of its 31 original Properties. Subsequently, on May 1, 2006, the property and the related assets and liabilities of three Local Partnerships were sold, and on June 5, 2006, the property and related assets and liabilities of a fourth Local Partnership were sold. See Item 2, Properties, below.

Liberty Associates is the special limited partner in all of the Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner, which permit it to exercise control over the management and policies of the Local Partnerships.

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to substantial Tax Credits (and potentially Historic Rehabilitation Tax Credits) over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service referred to herein as the "Tax Credit Period");

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

The Tax Credits are attached to a Local Partnership for the Tax Credit Period and are transferable with the property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Tax Credit Periods expired at various times through December 31, 2003 with respect to the Local Partnerships depending upon when the Tax Credit Periods commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 15, 2006, the Partnership has recorded approximately $2,710,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits is a factor in calculating fair value, the expiration of the Tax Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

The Partnership generated $686 in Tax Credits during the year ended December 31, 2003. As of December 31, 2003 all the Local Partnerships had completed their Tax Credit Periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods began to end on January 1, 2004 and will continue through December 31, 2008 with respect to the Properties depending upon when the Tax Credit Periods commenced.

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

As of March 15, 2006, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Furthermore, at this time there can be no assurance that the Partnership will achieve this investment objective. During the fiscal year ended March 15, 2006, distributions from sales proceeds were made to the BACs holders of approximately $5,372,000 and to the General Partners of approximately $54,000.

The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

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

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

The Partnership is currently in the process of disposing of its investments. As of March 15, 2006, the Partnership had disposed of fifteen of its thirty-one original investments. Subsequently on May 1, 2006, the property and the related assets and liabilities of three Local Partnerships were sold, and on June 5, 2006, the property and related assets and liabilities of a fourth Local Partnership were sold.

On September 15, 2005, the Partnership's limited partnership interest in Bayridge Associates, L.P. ("Bayridge") was sold to an affiliate of the general partner of the Local Partnership, (the "Local General Partner") for $1,130,000. The sale resulted in a general partner contribution of approximately $5,849,000. The sale resulted in the liquidation of Bayridge. As of the sale date, Bayridge had property and equipment, at cost, of approximately $13,246,000, accumulated depreciation of approximately $7,101,000 and mortgage debt of approximately $9,598,000.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for $1,625,000. During the quarter ended September 15, 2005, in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for the Impairment of Disposal of Long-Lived Assets", the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $850,000. The sale resulted in a loss of approximately $63,000. The sale resulted in the liquidation of Penn Alto. As of the sale date, Penn Alto had property and equipment, at cost, of approximately $11,113,000, accumulated depreciation of approximately $6,149,000 and mortgage debt of approximately $3,383,000.

On June 8, 2005, the Partnership sold its limited partnership interest in Fox Glenn Investors, L.P. ("Fox Glenn") to the Local General Partner for a purchase price of $1,400,000. The Partnership received $200,000 and a note receivable for $1,200,000 that was paid on February 9, 2006. The sale resulted in a general partner contribution of approximately $3,126,000. The sale resulted in the liquidation of Fox Glenn. As of the sale date, Fox Glenn had property and equipment, at cost, of approximately $7,693,000, accumulated depreciation of approximately $4,480,000 and mortgage debt of approximately $5,230,000.

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

On March 29, 2005, the property and the related assets and liabilities of Regent Street Associates, L.P. ("Regent Street") were sold to an unaffiliated third party purchaser for the assumption of the outstanding debt, resulting in a gain of $1,230,000. The sale resulted in the liquidation of Regent Street. As of the sale date, Regent Street had property and equipment, at cost, of approximately $7,655,000, accumulated depreciation of approximately $4,543,000 and mortgage debt of approximately $3,629,000.

On February 17, 2005, the Partnership's limited partnership interest in Redwood Villa Associates ("Redwood") was sold to the Local General Partner for $60,000. The sale resulted in a general partner contribution of approximately $1,789,000. The sale resulted in the liquidation of Redwood. As of the sale date, Redwood had property and equipment, at cost, of approximately $5,999,000, accumulated depreciation of approximately $3,525,000 and mortgage debt of approximately $3,746,000.

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

On September 24, 2004, the property and the related assets and liabilities of Autumn Park Associates, L.P. ("Autumn Park") were sold to an unaffiliated third party for approximately $4,800,000. The proceeds were used to settle the associated mortgage which had an outstanding balance of approximately $3,600,000, and the balance was distributed to the partners. This amount consisted of $900,000 paid in cash at the closing and $150,000 pursuant to one promissory note. The note compounded interest at 10% and was due on October 30, 2005. The $150,000 note was received in March 2006. The sale resulted in a gain of approximately $2,110,000. The sale resulted in the liquidation of Autumn Park. As of the sale date, Autumn Park had property and equipment, at cost, of approximately $6,138,000, accumulated depreciation of approximately $3,472,000, and mortgage debt of approximately $3,754,000.

On August 27, 2004, the property and the related assets and liabilities of 2108 Bolton Drive Associated, L.P. ("Bolton") were sold to an unaffiliated third party for $8,891,000, resulting in a gain of approximately $1,622,000 recognized in the year ended March 15, 2005. An additional loss of approximately $59,000 was recognized in the year ended March 15, 2006. The sale resulted in the liquidation of Bolton. As of the sale date, Bolton had property and equipment, at cost, of approximately $13,601,000 accumulated depreciation of approximately $7,554,000 and mortgage debt of approximately $7,266,000.

On July 30, 2004, the property and the related assets and liabilities of Tanglewood Apartments, L.P. ("Tanglewood") were sold to an unaffiliated third party for $3,425,000, resulting in a gain of approximately $1,120,000. The sale resulted in the liquidation of Tanglewood. As of the sale date, Tanglewood had property and equipment, at cost, of approximately $5,902,000, accumulated depreciation of approximately $3,140,000 and mortgage debt of approximately $2,852,000.

On March 31, 2004, the Partnership's limited partnership interest in Walnut Park Plaza ("Walnut") was sold to the Local General Partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately
$7,700,000 resulting in a general partner contribution of approximately $2,589,000. The sale resulted in the liquidation of Walnut. As of the sale date, Walnut had property and equipment, at cost, of approximately $10,957,000, accumulated depreciation of approximately $4,530,000 and mortgage debt of approximately $7,330,000.

On May 19, 2003, the property and the related assets and liabilities of Silver Blue Lake Apartments, LTD. ("Silver Blue") were sold to an unaffiliated third party for a purchase price of $3,500,000 resulting in a gain of approximately $409,000. Accrued interest on a note related to the Local Partnership was forgiven resulting in forgiveness of indebtedness income of approximately $114,000. The sale resulted in the liquidation of Silver Blue. As of the sale date, Silver Blue had property and equipment, at cost, of approximately $5,446,000, accumulated depreciation of approximately $2,645,000 and mortgage debt of approximately $2,500,000.

On March 16, 2003, the Partnership recorded the transfer of the deed in lieu of foreclosure to Bryden Road Plaza ("Bryden Road"), one of the properties owned by Shiloh Grove, L.P. (Mt. Vernon) ("Shiloh") to an unaffiliated third party. The outstanding mortgage balance paid by the third party on the day of transfer was $189,871 resulting in a gain of $104,000, which is included in gain on sale of properties. As of the sale date, Bryden Road had property and equipment, at cost, of approximately $447,000, and accumulated depreciation of approximately $207,000.

On January 23, 2003, the property and the related assets and liabilities of Ludlam Gardens Apartments, LTD. ("Ludlam") were sold to an unaffiliated third party for a purchase price of $3,900,000 resulting in a gain of approximately $959,000. The sale resulted in the liquidation of Ludlam. As of the sale date, Ludlam had property and equipment, at cost, of approximately $4,791,000, accumulated depreciation of approximately $2,032,000 and mortgage debt of approximately $2,827,000.

On January 16, 2003, the property and the related assets and liabilities of Dixie Apartment Associates, LTD. ("Dixie") were sold to an unaffiliated third party for a purchase price of $1,300,000 resulting in a gain of approximately $327,000. The sale resulted in the liquidation of Dixie. As of the sale date, Dixie had property and equipment, at cost, of approximately $1,624,000, accumulated depreciation of approximately $712,000 and mortgage debt of approximately $865,000.

Assets Held for Sale
--------------------

On March 15, 2006, United-Pennsylvanian, L.P. ("United Penn") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $500,000 plus the assumption of the mortgage debt. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by September 2006. No assurance can be given that the sale will actually occur. United Penn is being held as an asset held for sale as of March 15, 2006. As of December 31, 2005, United Penn had property and equipment, at cost, of approximately $5,966,000, accumulated depreciation of approximately $4,291,000 and mortgage debt of approximately $3,120,000.

On November 28, 2005, Willoughby/Wycoff Housing Associates, L.P. ("Willoughby") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,800,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing occurred subsequently on June 5, 2006. No assurance can be given that the sale will actually occur. Willoughby is being held as an asset held for sale as of March 15, 2006. As of December 31, 2005, Willoughby had property and equipment, at cost, of approximately $6,191,000, accumulated depreciation of approximately $3,801,000 and mortgage debt of approximately $4,016,000.

On September 22, 2005, 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,937,500. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing occurred subsequently on May 1, 2006. See Note 16 in Item 8 for subsequent events. Grand Concourse is being held as an asset held for sale as of March 15, 2006. As of December 31, 2005, Grand Concourse had property and equipment, at cost, of approximately $5,271,000, accumulated depreciation of approximately $3,204,000 and mortgage debt of approximately $3,239,000.

On September 22, 2005, Concourse Artist's Housing Associates, L.P. ("Concourse Artists") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,797,500. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing occurred subsequently on May 1, 2006. See Note 16 in Item 8 for subsequent events. Concourse Artists is being held as an asset held for sale as of March 15, 2006. As of December 31, 2005, Concourse Artist's had property and equipment, at cost, of approximately $2,285,000, accumulated depreciation of approximately $1,385,000 and mortgage debt of approximately $1,409,000.

On September 22, 2005, Robin Housing Associates, L.P. ("Robin Housing") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $7,265,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing occurred subsequently on May 1, 2006. See
Note 16 in Item 8 for subsequent events. Robin Housing is being held as an asset held for sale as of March 15, 2006. As of December 31, 2005, Robin Housing had property and equipment, at cost, of approximately $8,238,000, accumulated depreciation of approximately $5,014,000 and mortgage debt of approximately $4,895,000.

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential properties. Financial information about this segment is set forth in
Item 8 hereof.

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

Employees
---------
The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13 hereof. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 1A.  Risk Factors

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 25% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Partnership originally acquired an interest as a limited partner in 31 Local Partnerships. During the fiscal year ended March 15, 2006, the property and the related assets and liabilities of two Local Partnerships were sold and the limited partnership interest in three Local Partnerships was sold. Through the fiscal year ended March 15, 2006, the properties and the related assets and liabilities of nine Local Partnerships and the limited partnership interests in six Local Partnerships were sold. Subsequently, on May 1, 2006, the property and the related assets and liabilities of three Local Partnerships were sold, and on June 5, 2006, the property and related assets and liabilities of a fourth Local Partnership were sold (See Note 16 in Item 8). Set forth below is a schedule of the Local Partnerships including certain information concerning the Properties. Further information concerning those Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15,
Schedule III.

Except for the six Local Partnerships listed below, the following is the allocation of ownership percentage for each of the remaining Local Partnerships:

Local General Partner                                                        1%
Special Limited Partner                                                      1%
Limited Partner - Liberty Tax Credit Plus L.P.                              98%

                        General        Special         Liberty Tax         Other
                       Partner(s)  Limited Partners  Credit Plus L.P. Limited Partners*
                       ----------  ----------------  ---------------- -----------------

Shiloh Grove               5%             1%               94%               0%
Concourse Artists          1%             1%               79%              19%
Grand Concourse            1%             1%               79%              19%
Robin Housing              1%             1%               79%              19%
Willoughby - Wyckoff       1%             1%               79%              19%
Sartain                    1%             1%            71.54%           26.46%

*Each is an affiliate of the Partnership with the same management.

                           Local Partnership Schedule
                           --------------------------

                                                                              % of Unites Occupied at May 1,
Name and Location                                                  ----------------------------------------------------
(Number of Units)                                 Date Acquired      2006       2005       2004       2003       2002
-----------------------------------------------   --------------   --------   --------   --------   --------   --------

B & C Housing Associates, L.P.                     December 1987       95        96          94         99        97
  Tulsa, OK (220)

State Street 86 Associates, L.P.                   February 1988       96        99         100         98        99
  Camden, NJ (200)

Fox Glenn Investors, L.P.                             March 1988      (g)        98          96         98        95
  Seat Pleasant, MD (172)

Shiloh-Grove, L.P. (Mt. Vernon)                    February 1988       94        95          94        100        95
  Columbus, OH (394)

Silver Blue Lake Apartments, LTD.                  February 1988      (c)       (c)         (c)         96        93
  Miami, FL (123)

Lancaster Towers Associates, LTD.                       May 1988      (g)       100         100         99       100
  Lancaster, NY (157)

West Kinney Associates, L.P.                           June 1988       97        99          97        100        97
  Newark, NJ (114)

Autumn Park Associates, L.P.                           June 1988      (d)       (d)          96         88        88
  Wilsonville, OR (144)

Regent Street Associates, L.P.                         June 1988      (f)       (f)          94         90       100
  Philadelphia, PA (80)

Magnolia Arms Associates, LTD.                         July 1988       77        89          92         98        99
  Jacksonville, FL (232)

Greenleaf Associates, L.P.                             July 1988      100       100         100         97        94
  Kansas City, Mo (195)

Alameda Towers Associates, L.P.                        July 1988       98        99          94         90        97
  San Juan, PR (150)

Dixie Apartment Associates, LTD.                       July 1988      (a)       (a)         (a)        (a)       100
  Miami, FL (29)

Ludlam Gardens Apartments, LTD.                        July 1988      (a)       (a)         (a)        (a)        99
  Miami, FL (90)

Grove Parc Associates, L.P. (Woodlawn)                 July 1988       95        96          96         98        92
  Chicago, IL (504)

2108 Bolton Drive Associates, L.P.                     July 1988      (d)       (d)          85         78        92
  Atlanta, GA (358)

Apple Creek Housing Associates, LTD.                   June 1988      (b)       (b)         (b)        (b)        93
  Arvado, CO (195)

Redwood Villa Associates                          September 1988      (e)       (e)          98         98        99
  San Diego, CA (92)

Charles Drew Court Associates, L.P.               September 1988      100       100          97        100        95
  Atlantic City, NJ (38)


Walnut Park Plaza Associates, L.P.                September 1988      (e)       (e)         (e)         80        89
  Philadelphia, PA (227)

Bayridge Associates, L.P.                          December 1988      (g)        74          90         91        91
  Beaverton, OR (246)

United-Pennsylvanian, L.P.                         December 1988       98        99          95         99        97
  Erie, PA (112)

                           Local Partnership Schedule
                           --------------------------
                                   (continued)

                                                                              % of Unites Occupied at May 1,
Name and Location                                                  ----------------------------------------------------
(Number of Units)                                 Date Acquired      2006       2005       2004       2003       2002
-----------------------------------------------   --------------   --------   --------   --------   --------   --------

2051 Grand Concourse Associates, L.P.              November 1988      (h)        97          95         98        91
  Bronx, NY (63)

Concourse Artists Housing  Associates, L.P.        November 1988      (h)       100          96         96       100
  Bronx, NY (23)

Willoughby/Wycoff Housing Associates, L.P.         November 1988       96        93          94         99       100
  Brooklyn, NY (68)

Robin Housing Associates, L.P.                     November 1988      (h)        96          99         96        98
  Bronx, NY (100)

Lund Hill Associates, L.P.                          January 1989      (d)       (d)         100        100       100
  Superior, WI (150)

Tanglewood Apartments, L.P.                         October 1988      (d)       (d)          97         94        98
  Joplin, MO (176)

Quality Hill Historic District-Phase II-A, L.P.       March 1989      100        94          92         94        94
  Kansas City, MO (49)

Penn Alto Associates, L.P.                             June 1989      (f)        90          83         84        83
  Altoona, PA (150)

Sartain School Venture, L.P.                         August 1990       89        97          94        100        97
  Philadelphia, PA (35)

(a) The properties and the related assets and liabilities were sold during the fiscal year ended March 15, 2003 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(b) The Partnership's limited partnership interest was sold during the fiscal year ended March 15, 2003 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(c) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2004 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(d) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2005 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(e) The Partnership's limited partnership interest was sold during the fiscal year ended March 15, 2005 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(f) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2006 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(g) The Partnership's limited partnership interest was sold during the fiscal year ended March 15, 2006 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(h) The property and the related assets and liabilities were subsequently sold on May 1, 2006 (see Note 16 in Item 8 Financial Statements and Supplementary
    Data).


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

The Partnership has 5,501 registered holders of an aggregate of 15,987.5 BACs, as of May 10, 2006.

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

There are no material legal restrictions in the Partnership Agreement on the ability to make distributions. During the fiscal year ended March 15, 2006, distributions from sales proceeds were made to the BACs holders of approximately $5,372,000 and to the General Partners of approximately $54,000. The Partnership does not anticipate providing cash distributions to the BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Tender Offer Response
---------------------
The Partnership responded to an unsolicited tender offer and expressed no opinion with respect to whether or not BACs holders should tender their Units as more fully discussed in the Partnership's press release dated October 6, 2005 which is included as Exhibit 99.1 to this Report on Form 10-K.

Transfer Procedures
-------------------
As was previously disclosed, the Partnership has been the subject of at least two ongoing tender offers by persons not affiliated with it or its General Partners, each such tender offer seeking to purchase up to 4.9% of the outstanding units of the Partnership. See "Tender Offer Response" above.

Those tender offers, as well as other transfer requests made independently of the tender offers, implicate the Partnership's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership's advantageous tax status.

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2005. Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

A brief summary of certain of the Partnership's key policies, practices and requirements with respect to transfers and tender offers is as follows:

o    No  transfer  (whether  for  substitution,   assignment  or  otherwise)  is
     effective or binding on the Partnership unless and until it is approved by the General Partners.

o No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership's own transfer documentation. The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

o The Partnership will not approve transfers that in the cumulative aggregate for any tax year exceed the IRS 2% safe harbor, unless a financially responsible person provides the Partnership and its partners with (i) an indemnity (in form and substance in all ways acceptable to the General Partners) for all liability (including, without limitation, any adverse tax consequences) arising from or relating to exceeding the 2% safe harbor and
     (ii) a legal opinion (in form and substance in all ways acceptable to the General Partners) that there will be no adverse tax consequences to the Partnership and its partners from exceeding the 2% safe harbor.

o It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partners, in its their discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

o The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

 The foregoing is solely a summary of the Partnership's policies, requirements and practices with respect to transfers and tender offers. More complete information, including a copy of the Partnership's transfer documentation package, may be obtained from the Partnership.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                              Year Ended March 15,
                                                 -------------------------------------------------------------------------------
                OPERATIONS                           2006            2005*            2004*            2003*           2002*
----------------------------------------------   -------------   -------------   --------------   --------------   -------------
Revenues                                         $  18,849,448   $  22,323,010   $   18,909,151   $   18,841,464   $  19,048,529

Operating expenses                                 (24,222,843)    (23,118,478)     (23,925,074)     (22,849,974)    (23,912,613)
                                                 -------------   -------------   --------------   --------------   -------------

Loss from operations before
 minority interest                                  (5,373,395)       (795,468)      (5,015,923)      (4,008,510)     (4,864,084)

Minority interest in loss of
 subsidiaries from operations                            9,568          10,106            3,415            5,793           1,848
                                                 -------------   -------------   --------------   --------------   -------------

Loss from operations                                (5,363,827)       (785,362)      (5,012,508)      (4,002,717)     (4,862,236)

Income (loss) from  discontinued  operations
 (including gain (loss) on sale of properties,
 extraordinary item and minority interest)
 (Note 13)                                           8,686,394       5,537,798       (2,111,282)       3,402,788      (3,057,914)
                                                 -------------   -------------   --------------   --------------   -------------

Net income (loss)                                $   3,322,567   $   4,752,436   $   (7,123,790)  $     (599,929)  $  (7,920,150)
                                                 =============   =============   ==============   ==============   =============

Loss from operations per BAC                     $     (332.15)  $      (48.63)  $      (310.39)  $      (247.86)  $     (301.09)

Income (loss) from discontinued
 operations per BAC                                     537.89          342.92          (130.74)          210.71         (189.35)
                                                 -------------   -------------   --------------   --------------   -------------

Net income (loss) per weighted
 average BAC                                     $      205.74   $      294.29   $      (441.13)  $       (37.15)  $     (490.44)
                                                 =============   =============   ==============   ==============   =============

                                                                              Year Ended March 15,
                                                 -------------------------------------------------------------------------------
           FINANCIAL POSITION                        2006            2005             2004             2003            2002
----------------------------------------------   -------------   -------------   --------------   --------------   -------------

Total assets                                     $  83,478,040   $ 120,741,704   $  146,186,305   $  158,553,482   $ 170,552,302
                                                 =============   =============   ==============   ==============   =============

Total liabilities                                $(118,183,919)  $(153,013,354)  $ (182,204,819)  $ (186,366,777)  $(197,397,871)
                                                 =============   =============   ==============   ==============   =============

Minority interest                                $     692,096   $     321,605   $     (662,078)  $   (1,743,507)  $  (2,111,304)
                                                 =============   =============   ==============   ==============   =============

Total partners' deficit                          $ (34,013,783)  $ (31,950,045)  $  (36,680,592)  $  (29,556,802)  $ (28,956,873)
                                                 =============   =============   ==============   ==============   =============

Distributions to BACs holders per
 weighted average BAC                            $      336.00   $           0   $            0   $            0   $           0
                                                 =============   =============   ==============   ==============   =============


* Reclassified for comparative purposes.


During the year ended March 15, 2002, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 15, 2003 through 2006, total assets and liabilities decreased primarily due to the sale of Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in 31 Local Partnerships. As of March 15, 2006, the properties and the related assets and liabilities of nine Local Partnerships and the limited partnership interest in six Local Partnerships were sold (the "Sold Assets"). Subsequently, on May 1, 2006, the property and the related assets and liabilities of three Local Partnerships were sold, and on June 5, 2006, the property and related assets and liabilities of a fourth Local Partnership were sold. For a discussion of these sales, see Note 10 in Item 8.

Short-Term
----------

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet the obligations of the Partnership. During the years ended March 15, 2006, 2005 and 2004, such distributions amounted to approximately $3,131,000, $4,698,000 and $124,000, respectively which included distributions from sales amounting to approximately $3,030,000, $4,585,000 and $20,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $7,808,000, $7,846,000 and $8,002,000 were accrued and unpaid as of March 15, 2006, 2005 and 2004, respectively. In particular, partnership management fees owed to the General Partners amounting to approximately $7,697,000 and $7,811,000 were accrued and unpaid as of March 15, 2006 and 2005, respectively. Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $111,000 and $35,000 were accrued and unpaid as of March 15, 2006 and 2005, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations. The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During the year ended March 15, 2006, cash and cash equivalents of the Partnership decreased approximately $773,000. This decrease is attributable to cash used in operating activities ($396,000), an increase in property and equipment ($1,591,000), costs paid relating to sale of properties ($366,000), principal repayments of mortgage notes ($10,128,000), decrease in due to selling partners ($1,412,000) and distributions ($5,426,000), which exceeded a net increase in due to local general partners and affiliates ($3,550,000), a decrease in cash held in escrow ($44,000), proceeds from sale of investments ($12,628,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($2,325,000). Included in the adjustments to reconcile net income to net cash used in operating activities is depreciation and amortization ($5,649,000), gain on sale of properties ($2,319,000) and loss on impairment of fixed assets ($2,710,000).

Total expenses for the years ended March 15, 2006, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $13,363,085, $12,128,515 and $12,111,688, respectively.

Accounts payable as of March 15, 2006 and 2005 were $2,115,469 and $2,436,882, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Included in accounts payable as of March 15, 2006 and 2005 are $0 and $7,730 of deferred revenue from sales, respectively.

Accrued interest payable as of March 15, 2006 and 2005 was $5,963,620 and $7,885,329, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

A working capital reserve of approximately $2,286,000 remained unused at March 15, 2006. During the year ended March 15, 2006, distributions from sales proceeds were made to the Limited Partners of approximately $5,372,000 and to the General Partners of approximately $54,000.

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

Sale of Underlying Properties/Local Partnership Interests
---------------------------------------------------------
For a discussion of the sale of Properties in which the Partnership owns direct and indirect interests, see Note 10 in Item 8.

Discontinued Operations
-----------------------
For a discussion of discontinued operations, see Note 13 in Item 8.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarizes the Partnership's commitments from operations as of March 15, 2006, to make future payments under its debt agreements and other contractual obligations.

                                            Less than       1 - 3         3 -5        More than
                                Total         1 Year        Years         Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $60,626,619   $10,097,996   $ 2,400,394   $ 2,822,675   $45,305,554
Notes payable to local
 general partners (b)          9,081,688     4,041,688             0     5,040,000             0
                             -----------   -----------   -----------   -----------   -----------

 Total                       $69,708,307   $14,139,684   $ 2,400,394   $ 7,862,675   $45,305,554
                             ===========   ===========   ===========   ===========   ===========


(a) The mortgage notes are payable in aggregate monthly installments of approximately $298,000 including principal and interest at rates varying from 1% to 12% per annum, through 2036. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnerships' rents and leases is without further recourse.

(b) See Note 8(g) in Item 8.

The following table summarizes the Partnership's commitments from discontinued operations as of March 15, 2006, to make future payments under its debt agreements and other contractual obligations.

                                            Less than       1 - 3         3 -5        More than
                                Total         1 Year        Years         Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $16,677,628   $   456,602   $ 1,031,186   $ 1,067,087   $14,122,753
                             ===========   ===========   ===========   ===========   ===========


(a) The mortgage notes are payable in aggregate monthly installments of approximately $119,000 including principal and interest at rates varying from 1% to 10.25% per annum, through 2018. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases is without further recourse.


Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 in Item 8.

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

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the Notes in Item 8. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through March 15, 2006, the Partnership recorded $2,710,000 as a loss on impairment of assets or reduction to estimated fair value for two Local Partnerships.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                 Years Ended March 15,
                         ------------------------------------
                            2006         2005*        2004*
                         ----------   ----------   ----------
Interest                 $  277,293   $  108,010   $   67,759
Other                       371,780      313,959      329,956
                         ----------   ----------   ----------

   Total other revenue   $  649,073   $  421,969   $  397,715
                         ==========   ==========   ==========


Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                 Years Ended March 15,
                         ------------------------------------
                            2006         2005*        2004*
                         ----------   ----------   ----------
Interest                 $   96,632   $   97,096   $  128,754
Other                       123,441      452,201      582,874
                         ----------   ----------   ----------

   Total other revenue   $  220,073   $  549,297   $  711,628
                         ==========   ==========   ==========

* Reclassified for comparative purposes.

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

                                 Years Ended March 15,
                         ------------------------------------
                            2006         2005         2004
                         ----------   ----------   ----------
Subsidy Income           $        0   $4,007,686   $  501,511
                         ==========   ==========   ==========

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

New Accounting Pronouncements
-----------------------------

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements". APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods' financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on its consolidated results of operations.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain

Rights" ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 15, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years, respectively).

The Partnership's revenues continue to consist primarily of the results of the Partnership's investment in consolidated Local Partnerships. Ten of the remaining Local Partnerships receive HUD Section 8 subsidies which serve to stabilize the revenues of these Local Partnerships. The majority of the Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

The net income for the 2005 and 2004 Fiscal Years totaled $3,322,567 and $4,752,436, respectively, and the net loss for the 2003 Fiscal Year totaled $7,123,790. The 2003 Fiscal Year is net of an extraordinary gain of $113,565 which is included in discontinued operations for the year ended March 15, 2004.

The Partnership generated $686 in Tax Credits during the 2003 Fiscal Year. As of December 31, 2003 all the Local Partnerships have completed their Tax Credit Periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period began to end on January 1, 2004 and will continue through December 31, 2008 with respect to the Properties depending upon when the Tax Credit Period commenced.

2005 vs. 2004
-------------

Rental income increased approximately 2% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to rental rate increases at the Local Partnerships.

Subsidy income decreased approximately $4,008,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to the subsidy being fully paid in 2004 at one Local Partnership.

Other income increased approximately $227,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in interest income at the Partnership level, an increase in grant revenue at one Local Partnership and a reversal of an overaccrual from 2004 at a second Local Partnership.

Total expenses, excluding repairs and maintenance and operating, remained fairly consistent with a decrease of approximately 1% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year.

Repairs and maintenance increased approximately $923,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to boiler repairs, painting, plastering apartments and door repairs at one Local Partnership, an increase in appliance and carpentry repairs at a second Local Partnership and an increase in supplies and payroll at three additional Local Partnerships.

Operating increased approximately $384,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in water, sewer and gas at one Local Partnership, an increase in electricity at a second Local Partnership and an increase in gas costs at a third and fourth Local Partnerships.

2004 vs. 2003
-------------

Rental income decreased approximately 1% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to a grant received in 2003 at one Local Partnership which also converted to a Mark to Market program during 2003 and a decrease in tenants' assistance payments in 2004 at a second Local Partnership.

Subsidy income increased approximately $3,506,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to an increase in subsidy income being received at one Local Partnership in 2004.

Total expenses, excluding taxes and interest, remained fairly consistent with a decrease of approximately 2% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year.

Taxes increased approximately $97,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to a reassessment in real estate taxes during the current year at one Local Partnership.

Interest decreased approximately $585,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to a decrease in interest on mortgage payable during 2004 due to refinancings at three Local Partnerships in 2003.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Discussed below are the results of operations of certain Local Partnerships who had going concern issues for the year ended March 15, 2006.

Magnolia Arms Associates, LTD ("Magnolia Arms")
-----------------------------------------------
Magnolia Arms made the first seven monthly payments on its mortgage in 2005, but defaulted on its last five payments due to operating deficits. The mortgagee can take possession of the Property, collect the rents directly from the tenants and foreclose on the Property. There can be no assurance that Magnolia Arms will be able to cure the default. The mortgage payable is a current liability as of December 31, 2005. Because of these circumstances, there is substantial doubt regarding whether the Local Partnership can continue as a going concern. The Partnership's investment in Magnolia Arms was written down to zero by prior years' losses and the minority interest was approximately $47,000 and $51,000 at March 15, 2006 and 2005, respectively. The net loss after minority interest for Magnolia Arms amounted to approximately $200,000, $190,000 and $113,000 for the years ended March 15, 2006, 2005 and 2004, respectively.

Quality Hill Historic District-Phase II-A, L.P. ("Quality Hill")
----------------------------------------------------------------
The financial statements of Quality Hill have been prepared assuming it will continue as a going concern. Quality Hill has had negative cash flows from operating activities for the past several years. Quality Hill is trying to obtain extensions for its mortgage notes payable, and is not expected to have operating cash flow to meet the financial obligations of its mortgage notes coming due. This situation raises substantial doubt about its ability to continue as a going concern.

During 2005, Quality Hill entered into a Modification Agreement with the Missouri Housing Development Commission ("MHDC") which extended the maturity date of the permanent nonrecourse financing for the Quality Hill-Cordova Hotel Apartments, which is one of the two projects included in Quality Hill, to December 2006. The balance of this note as of December 31, 2005 was $424,800.

During 2005, Quality Hill entered into negotiations with both the Hall Family Foundation of Kansas ("Foundation") and Kansas City Downtown Minority Development Corporation ("DMDC") to extend the maturity dates of each note payable to December 2006. The combined balance of the Foundation notes is $2,126,426 and was due in full in December 2005 and the combined balance of the DMDC notes was $735,000 ($225,000 was due in December 2005 and $510,000 was due in May 2005). As of December 31, 2005, Quality Hill has not been granted such an extension by either lender. Subsequent to December 31, 2005, Quality Hill Received a one year extension on the Foundation note.

The total of these three notes, $3,286,266, is included as a current liability in mortgage notes payable.

These items raise substantial doubt about Quality Hill's ability to continue as a going concern. The Partnership's investment in Quality Hill has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 15, 2006 and 2005. The net loss after minority interest for Quality Hill amounted to approximately $287,000, $291,000 and $261,000 for the years ended March 15, 2006, 2005 and 2004, respectively.

Willoughby
----------
The financial statements of Willoughby have been prepared assuming that it will continue as a going concern. Willoughby has had operating losses and equity deficiencies that raise substantial doubt about its ability to continue as a going concern. The Partnership's investment in Willoughby has been written down to zero by prior years' losses and the minority interest balance was approximately $257,000 and $262,000 at March 15, 2006 and 2005, respectively.
The net loss after minority interest for Willoughby amounted to approximately $219,000, $164,000 and $100,000 for the years ended March 15, 2006, 2005 and
2004, respectively.

Redwood
-------
Redwood has sustained operating losses since its inception. For the period from January 1, 2005 through February 17, 2005, Redwood experienced a loss of $10,484, including $28,720 of depreciation and $569 of amortization, and at February 17, 2005 had a partners' deficit of $1,729,732. In addition, Redwood has been able to defer ground lease payments that are due to a related party in the cumulative amount of $391,147 as of February 17, 2005 and $388,647 as of December 31, 2004. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve continued profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the period from January 1, 2005 through February 17, 2005 and the 2004 and 2003 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2006 and 2005 was reduced to zero by prior years' losses and the minority interest balance was approximately $0 and $393,000, respectively. Redwood's net loss after minority interest amounted to approximately $10,000, $195,000 and $200,000 for the period from January 1, 2005 through February 17, 2005 and the 2004 and 2003 Fiscal Years, respectively. On February 17, 2005, the Partnership's Limited Partnership interest in Redwood was sold (See Note 10 of Item 8 for a discussion of the sale).

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

For a discussion of mortgage notes payable, see Note 7 in Item 8.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 12% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Note 3 of Item 8, the fair value of the mortgage notes payable.

The Partnership does not have any other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.  Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm           19

        Consolidated Balance Sheets at March 15, 2006 and 2005            67

        Consolidated Statements of Operations for the Years Ended
          March 15, 2006, 2005 and  2004                                  68

        Consolidated Statements of Changes in Partners' Deficit
          for the Years Ended March 15, 2006, 2005 and 2004               69

        Consolidated Statements of Cash Flows for the Years Ended
          March 15, 2006, 2005 and 2004                                   70

        Notes to Consolidated Financial Statements                        72

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiaries as of March 15, 2006 and 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 15, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 11 (Fiscal Year 2005), 13 (Fiscal Year 2004) and 30 (Fiscal Year 2003) subsidiary partnerships whose losses aggregated $997,674 (2005 Fiscal Year), $1,537,904 (2004 Fiscal Year) and $700,428 (2003
Fiscal Year) and whose assets constituted 52% and 47% of the Partnership's assets at March 15, 2006 and 2005, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 2006 and 2005 and the results of their operations and their cash flows for the years ended March 15, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial include the financial statements of four subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $725,929 (Fiscal 2005), $698,154 (Fiscal
2004) and $678,419 (Fiscal 2003), and their assets aggregated $10,591,434 and $14,038,472 at March 15, 2006 and 2005, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 12, 2006

[ASHER & COMPANY LETTERHEAD]

Independent Auditor's Report

The Partners
B & C Housing Associates
T/A St. Thomas Square/Worthington Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of B & C Housing Associates T/A St. Thomas Square/Worthington Apartments (A Limited Partnership), HUD Project No. 118-94008, as of December 31, 2003 and 2002, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 15, 2004

[FISHBEIN & COMPANY, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
State Street 86 Associates Limited Partnership

We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Standards of the Public Companies Auditing Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Fishbein & Company, P.C.
Horsham, Pennsylvania
January 18, 2006

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

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 21, 2004

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
Foxglenn Investors

We have audited the accompanying balance sheet of FOXGLENN INVESTORS (A Limited Partnership) as of June 8, 2005, and the related statements of operations, partners' equity deficiency and cash flows for the period from January 1, 2005 to June 8, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and standards of the PUBLIC COMPANIES AUDITING OVERSIGHT BOARD. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of June 8, 2005, and the results of its operations and its cash flows for the period from January 1, 2005 to June 8, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Fishbein & Company, P.C.
Horsham, Pennsylvania
March 17, 2006

[Fishbein & Company, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
Foxglenn Investors

We have audited the accompanying balance sheet of FOXGLENN INVESTORS (A Limited Partnership) as of December 31, 2004, and the related statements of operations, partners' equity deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and standards of the PUBLIC COMPANIES AUDITING OVERSIGHT BOARD. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxglenn Investors as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Fishbein & Company, P.C.
Elkins Park, Pennsylvania
January 15, 2004

[Bordman & Winnick CPAs Letterhead]

Independent Auditor's Report

To the Partners of
Shiloh Grove Limited Partnership

We have audited the accompanying balance sheet of Shiloh Grove Limited Partnership, FHA Project #043-35445 as of December 31, 2005, and the related Statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of Shiloh Grove Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Grove Limited Partnership as of December 31, 2005, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2006 on our consideration of Shiloh Grove Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information included in the report (shown on pages 13 to 18) and the Financial Data Template (shown on page 25 to 39) are presented for purposes of additional analysis and are not a required part of the basic financial statements of Shiloh Grove Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
January 27, 2006

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
March 5, 2004

[Bordman & Winnick CPAs Letterhead]

Independent Auditor's Report

To the Partners of
Shiloh Grove Limited Partnership

We have audited the accompanying balance sheet of Shiloh Grove Limited Partnership, FHA Project #043-35442 as of December 31, 2005, and the related Statements of income, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of Shiloh Grove Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Grove Limited Partnership as of December 31, 2005, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2006 on our consideration of Shiloh Grove Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information included in the report (shown on pages 12 to 17) and the Financial Data Template (shown on page 25 to 38) are presented for purposes of additional analysis and are not a required part of the basic financial statements of Shiloh Grove Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
February 6, 2006

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/ Friedman Alpren & Green LLP
New York, New York
September 18, 2003

[Saltz, Shamis & Goldfarb, Inc.  Letterhead]

Independent Auditor's Report

To the General and Limited Partners
Lancaster Towers Associates, L.P.

We have audited the accompanying balance sheet of Lancaster Towers Associates, L.P. (A Delaware Limited Partnership), December 31, 2003, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statement as of December 31, 2002 were audited by Bick Fredman & Company whose Audit Department merged with Saltz, Shamis & Goldfarb, Inc. as of October 1, 2003 and whose report dated January 10, 2003 expressed an unqualified opinion on those statements.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 9, 2004 on our consideration of Lancaster Towers Associates, L.P.'s internal control and reports dated January 9, 2004 on its compliance with certain laws and regulations. Those reports is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.


/s/ Saltz, Shamis & Goldfarb, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Cleveland, Ohio
January 9, 2004

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 31, 2004

[Asher & Company, Ltd. Letterhead]

Independent Auditors' Report

The Partners
Greenleaf Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-35341, as of December 31, 2003 and 2002, and the related statements of loss, Partners' capital and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Associates, L.P. (A Limited Partnership), HUD Project No. 084-35341, as of December 31, 2003 and 2002, and the results of its operations, changes in its Partners' capital and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 2004 on our consideration of Greenleaf Associates, L.P.'s (A Limited Partnership), HUD Project No. 084-35341, internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 23, 2004

[JOSE E. ROSARIO & CO. Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Alameda Towers Associates, LP

I have audited the accompanying balance sheets of Alameda Towers Associates, LP as of December 31, 2005 and 2004, and the related statements of loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for a designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alameda Towers Associates, L.P. as of December 31, 2005 and 2004 and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2007
February 2, 2006
San Juan, Puerto Rico
Stamp No. 2114030 of the Puerto Rico College of CPA was affixed to the original.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/ Richey May & Co.
Englewood, Colorado
January 16, 2004

[Habif, Arogeti & Wynne, LLP. Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, [FHA Project No. R-251-8E] as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, we have also issued our reports dated January 28, 2004, on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal control and on our tests of its compliance with certain provisions of laws regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the result of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supporting information included in the report [shown on pages 14 to 21] is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
January 28, 2004

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 27, 2006

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
January 23, 2004

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 27, 2006

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 23, 2004

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 27, 2006

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 23, 2004

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 27, 2006

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 23, 2004

[CARTER & COMPANY, CERTIFIED PUBLIC ACCOUNTANTS, LLC Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

We have  audited the  accompanying  balance  sheet of Lund Hill  Associates,  (a limited partnership), as of March 31, 2005, and the related statements of operations, partners' equity (deficit) and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lund Hill Associates as of March 31, 2005, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Carter & Company
Destin, Florida
May 5, 2005

[CARTER & COMPANY, CERTIFIED PUBLIC ACCOUNTANTS, LLC Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lund Hill Associates

We have audited the accompanying balance sheet of Lund Hill Associates, (a limited partnership), WHEDA Project No. 021, as of December 31, 2004, and the related statement of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lund Hill Associates as of December 31, 2004, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


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


/s/ Carter & Company
Atlanta, Georgia
January 16, 2004

[RICK J. TANNEBERGER, CERTIFIED PUBLIC ACCOUNTANT Letterhead]

Independent Auditor's Report
----------------------------

The Partners
Tanglewood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Tanglewood Apartments, A Limited Partnership, as of July 30, 2004 and December 31, 2003, and the related statements of income, partners' capital and cash flows for the period and year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tanglewood Apartments, A Limited Partnership as of July 30, 2004 and December 31, 2003, and the results of its operations and its cash flows for the period and year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rick J. Tanneberger, CPA, P.A.
January 31, 2005
Fayetteville, Arkansas

[RBG & CO. Letterhead]

Independent Auditors' Report

Partners
Quality Hill Historic District -
   Phase II-A, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Quality Hill Historic District-Phase II-A, L.P., a limited partnership, as of December 31, 2005 and 2004, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Hill Historic District-Phase II-A, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership is trying to obtain extensions for its mortgage notes payable, and is not expected to have the operating cash flow to meet the financial obligations of its mortgage notes coming due. This situation raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 6, 2006

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 3, 2004

[HAMILTON & MUSSER, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2005 (FINAL) and 2004, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership as of December 31, 2005 (FINAL) and 2004, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The partnership  ceased  operations in September 2005 as more fully explained in
Note 1.

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
January 27, 2006

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                       March 15,
                                                                             ------------------------------
                                                                                 2006              2005
                                                                             -------------    -------------
Operating Assets

  Property and equipment, at cost, less accumulated depreciation
    (Notes 2, 4, 7 and 10)                                                   $  56,381,985    $  86,316,389
  Cash and cash equivalents (Notes 2, 3 and 12)                                  3,760,882        4,335,171
  Cash held in escrow (Notes 3 and 5)                                            5,774,684       10,529,679
  Accounts receivable - tenants                                                    277,088          761,215
  Deferred costs, less accumulated amortization (Notes 2 and 6)                  1,186,099        1,922,580
  Other assets                                                                     735,984        1,230,423
                                                                             -------------    -------------

Total operating assets                                                          68,116,722      105,095,457
                                                                             -------------    -------------

Discontinued Assets (Note 13)
  Property and equipment held for sale, net of accumulated
     depreciation (Note 4)                                                      10,392,625       11,193,351
  Net assets held for sale                                                       4,968,693        4,452,896
                                                                             -------------    -------------
Total discontinued assets                                                       15,361,318       15,646,247
                                                                             -------------    -------------

Total assets                                                                 $  83,478,040    $ 120,741,704
                                                                             =============    =============


                                         LIABILITIES AND PARTNERS' DEFICIT


Operating Liabilities

  Mortgage notes payable (Notes 3 and 7)                                     $  60,626,619    $  97,203,309
  Accounts payable                                                               2,115,469        2,436,882
  Accrued interest payable                                                       5,963,620        7,885,329
  Security deposits payable                                                        363,306          624,852
  Due to local general partners and affiliates (Note 8)                         20,258,730       21,080,176
  Due to general partners and affiliates (Note 8)                                7,839,189        8,261,783
  Due to selling partners                                                                0        1,412,272
                                                                             -------------    -------------

Total liabilities                                                               97,166,933      138,904,603
                                                                             -------------    -------------

Discontinued liabilities (Note 13)
  Mortgage notes payable of assets held for sale (Note 7)                       16,677,628       12,032,637
  Net liabilities held for sale (including minority interest)                    4,339,358        2,076,114
                                                                             -------------    -------------
Total discontinued liabilities                                                  21,016,986       14,108,751
                                                                             -------------    -------------

Minority interests (Note 2)                                                       (692,096)        (321,605)
                                                                             -------------    -------------

Commitments and contingencies (Notes 7, 8 and 12)

Partners' deficit

  Limited partners (15,987.5 BACs issued and outstanding) (Note 1)             (32,990,826)     (30,908,125)
  General partners                                                              (1,022,957)      (1,041,920)
                                                                             -------------    -------------


Total partners' deficit                                                        (34,013,783)     (31,950,045)
                                                                             -------------    -------------

Total liabilities and partners' deficit                                      $  83,478,040    $ 120,741,704
                                                                             =============    =============


          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended March 15,
                                                                --------------------------------------------
                                                                    2006            2005*           2004*
                                                                ------------    ------------    ------------
Operations:

Revenues

Rental income                                                   $ 18,200,375    $ 17,893,355    $ 18,009,925
Subsidy income (Note 1)                                                    0       4,007,686         501,511
Other (Notes 1 and 12)                                               649,073         421,969         397,715
                                                                ------------    ------------    ------------

Total revenues                                                    18,849,448      22,323,010      18,909,151
                                                                ------------    ------------    ------------

Expenses

General and administrative                                         3,477,797       3,540,338       3,569,095
General and administrative-related parties (Note 8)                1,868,803       1,848,309       1,815,285
Repairs and maintenance                                            5,204,670       4,281,303       4,393,687
Operating                                                          2,823,021       2,438,528       2,422,871
Taxes                                                                815,595         818,844         721,413
Insurance                                                          1,042,002       1,049,502       1,004,622
Interest                                                           4,780,505       4,904,047       5,488,780
Depreciation and amortization                                      4,210,450       4,237,607       4,509,321
                                                                ------------    ------------    ------------

Total expenses from operations                                    24,222,843      23,118,478      23,925,074
                                                                ------------    ------------    ------------

Loss from operations before minority interest                     (5,373,395)       (795,468)     (5,015,923)

Minority interest in loss of subsidiaries from operations              9,568          10,106           3,415
                                                                ------------    ------------    ------------

Loss from operations                                              (5,363,827)       (785,362)     (5,012,508)

Discontinued Operations:
Income (loss) from discontinued operations (including gain on
  sale of properties) (Note 13)                                    8,686,394       5,537,798      (2,111,282)
                                                                ------------    ------------    ------------
Net income (loss)                                               $  3,322,567       4,752,436      (7,123,790)
                                                                ============    ============    ============

Number of BACs outstanding                                          15,987.5        15,987.5        15,987.5
                                                                ============    ============    ============

Loss from operations - limited partners                         $ (5,310,189)   $   (777,508)   $ (4,962,383)
Income (loss) from discontinued operations (including gain
  (loss) on sale of properties) - limited partners                 8,599,530       5,482,419      (2,090,169)
                                                                ------------    ------------    ------------
Net income (loss) - limited partners                            $  3,289,341    $  4,704,911    $ (7,052,552)
                                                                ============    ============    ============

Loss from operations per BAC                                    $    (332.15)   $     (48.63)   $    (310.39)
Income (loss) from discontinued operations per BAC                    537.89          342.92         (130.74)
                                                                ------------    ------------    ------------

Net income (loss) per BAC                                       $     205.74    $     294.29    $    (441.13)
                                                                ============    ============    ============


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                   Limited          General
                                                    Total          Partners         Partner
                                                 ------------    ------------    ------------
Partners' deficit - March 16, 2003               $(29,556,802)   $(28,531,390)   $ (1,025,412)
Net loss, year ended March 15, 2004                (7,123,790)     (7,052,552)        (71,238)
                                                 ------------    ------------    ------------

Partners' deficit - March 15, 2004                (36,680,592)    (35,583,942)     (1,096,650)
Net income, year ended March 15, 2005               4,752,436       4,704,912          47,524
Noncash distribution to related party                 (29,389)        (29,095)           (294)
Contribution - write-off of related party debt          7,500               0           7,500
                                                 ------------    ------------    ------------


Partners' deficit - March 15, 2005                (31,950,045)    (30,908,125)     (1,041,920)
Net income, year ended March 15, 2006               3,322,567       3,289,341          33,226
Contribution - write-off of related party debt         40,000               0          40,000
Distributions                                      (5,426,305)     (5,372,042)        (54,263)
                                                 ------------    ------------    ------------

Partners' deficit - March 15, 2006               $(34,013,783)   $(32,990,826)   $ (1,022,957)
                                                 ============    ============    ============



          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                     Years Ended March 15,
                                                                          --------------------------------------------
                                                                              2006            2005*           2004*
                                                                          ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                       $  3,322,567    $  4,752,436    $ (7,123,790)
                                                                          ------------    ------------    ------------
  Adjustments to reconcile  net income (loss) to net cash (used in)
    provided by operating activities:
    Gain on sale of properties                                              (2,318,625)     (4,851,895)     (1,798,361)
    Extraordinary item - forgiveness of indebtedness income                          0               0        (113,565)
    Loss on impairment of fixed assets                                       2,710,000               0               0
    Cancellation of indebtedness income                                        (68,576)        (68,571)        (68,571)
    Accrued interest added to principal of mortgage note payable               244,190         228,613         215,618
    Depreciation and amortization                                            5,649,412       7,869,125       9,182,368
    Minority interest in loss of subsidiaries                              (10,825,891)     (4,925,115)       (479,188)

  (Increase) decrease in assets:
    Cash held in escrow                                                       (286,678)        116,746         426,743
    Accounts receivable - tenants                                              102,175         148,847        (158,522)
    Other assets                                                               254,256        (202,914)        202,608
  Increase (decrease) in liabilities:
    Accounts payable and other liabilities                                     689,952        (965,045)        318,865
    Accrued interest payable                                                   411,365       1,149,221       1,695,500
    Security deposits payable                                                   (5,739)       (123,104)        (66,245)
    Due to general partners and affiliates                                    (274,228)       (193,713)        840,560
                                                                          ------------    ------------    ------------

Total adjustments                                                           (3,718,387)     (1,817,805)     10,197,810
                                                                          ------------    ------------    ------------

Net cash (used in) provided by operating activities                           (395,820)      2,934,631       3,074,020
                                                                          ------------    ------------    ------------

Cash flows from investing activities:
  Improvements to property and equipment                                    (1,591,442)     (2,181,435)     (2,100,148)
  Decrease (increase) in cash held in escrow                                    43,516         663,168      (2,706,535)
  Proceeds from sale of investments                                         12,628,433      17,204,302       8,700,000
  Costs paid relating to sale of properties                                   (365,764)     (1,166,715)       (439,513)
                                                                          ------------    ------------    ------------

Net cash provided by (used in) investing activities                         10,714,743      14,519,320       3,453,804
                                                                          ------------    ------------    ------------

Cash flows from financing activities:
  Increase in deferred costs                                                         0             (18)       (130,827)
  Increase in due to local general partners and affiliates                   3,606,404       2,143,266       4,699,853
  Decrease in due to local general partners and affiliates                     (56,117)       (249,391)     (1,514,899)
  Increase (decrease) in due to selling partners                            (1,412,272)        119,338         (10,746)
  Proceeds from mortgage notes                                                       0               0      14,396,048
  Repayment of mortgage notes                                              (10,128,276)    (20,394,257)    (25,200,157)
  Decrease in capitalization of consolidated subsidiaries
    attributable to minority interest                                        2,324,747         481,821         390,370
  Distributions                                                             (5,426,305)              0               0
                                                                          ------------    ------------    ------------

Net cash used in financing activities                                      (11,091,819)    (17,899,241)     (7,370,358)
                                                                          ------------    ------------    ------------

Net decrease in cash and cash equivalents                                     (772,896)       (445,290)       (842,534)

Cash and cash equivalents, beginning of year                                 4,779,438       5,224,728       6,067,262
                                                                          ------------    ------------    ------------

Cash and cash equivalents, end of year**                                  $  4,006,542    $  4,779,438    $  5,224,728
                                                                          ============    ============    ============

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest                                  $  4,309,635    $  6,222,487    $  7,988,167
                                                                          ============    ============    ============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                                     Years Ended March 15,
                                                                          --------------------------------------------
                                                                              2006            2005*           2004*
                                                                          ------------    ------------    ------------

Summarized below are the components of the gain on sale of
  properties:
  Decrease in property and equipment, net of accumulated
    depreciation                                                          $ 24,067,665    $ 17,569,465    $  6,742,616
  Decrease in cash held in escrow                                            4,728,316         388,832          58,193
  Decrease in prepaid expenses and other assets                                129,885         244,982           7,347
  Decrease in accounts receivable                                              288,636          15,827               0
  Decrease in deferred costs                                                   395,027         339,686             799
  Decrease in mortgage notes payable                                       (21,979,037)     (7,330,000)       (337,388)
  (Decrease) increase in accounts payable and other liabilities             (1,070,948)       (226,594)         32,806
  Decrease in accrued interest payable                                        (133,168)     (2,232,391)              0
  Decrease in security deposits payable                                       (200,607)        (54,257)        (42,247)
  Decrease in due to selling partners                                                0               0               0
  (Decrease) increase in due to general partners and affiliates                (14,271)        (63,333)              0
  Decrease in due to local general partners and affiliate                   (4,377,856)        (60,266)              0

Supplemental disclosures of noncash investing and financing activities:
  Distribution from sale to related party                                 $          0    $    (29,389)   $          0
  Contribution from write-off of related party debt                             40,000           7,500               0

Summarized below are the components of the forgiveness of
  indebtedness income:
  Decrease in accounts payable, accrued expenses and other
    liabilities                                                           $          0    $          0    $   (113,565)

*    Reclassified for comparative purposes.
**   Cash and cash equivalents,  end of year, includes cash and cash equivalents
     from   discontinued   operations   of  $245,660,   $444,267  and  $135,652,
     respectively.

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


NOTE 1 - General

Liberty Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit (the "Low-Income Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. The Partnership had originally invested in 31 subsidiary partnerships. During the year ended March 15, 2006, the Partnership sold the properties and the related assets and liabilities of two Local Partnerships and the limited partnership interest in three Local Partnerships. Through the year ended March 15, 2006, the Partnership sold the properties and the related assets and liabilities of nine Local Partnerships and its limited partnership interest in six Local Partnerships. Subsequently on May 1, 2006, the property and the related assets and liabilities of three Local Partnerships were sold, and on June 5, 2006, the property and related assets and liabilities of a fourth Local Partnership were sold.

The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates", and together with the Related General Partner, the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Credit Properties GP LLC ("Credit Properties"), a Delaware limited liability company. The general partner of Liberty Associates is the Related General Partner. On November 17, 2003, CharterMac acquired CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC), which is the parent of RCC Manager LLC, the managing member of Credit Properties. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Executive Vice President of the general partner of the Related General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer will replace Stephen M. Ross, who has served as interim Chief
Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Executive Vice President of the general partner of the Related General Partner.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and Beneficial Assignment Certificates ("BACs") holders and 1% to the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements for the years ended March 15, 2006, 2005 and 2004 include the accounts of the Partnership and 23, 27 and 30 subsidiary partnerships, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial  reporting purposes,  the Partnership's  fiscal year ends on March
15. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through March 15. The Partnership's fiscal year ends on March 15 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP"). Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from January 1 through March 15.

Increases   (decreases)  in  the   capitalization  of  consolidated   subsidiary
partnerships attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. Such losses aggregated approximately $0, $0 and $192,000 for the years ended March 15, 2006, 2005 and 2004, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Also included in cash and cash equivalents is a $2,000,000

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


auction security. The asset is a Missouri Higher Education loan fund with a maturity of July 2032. The fund is a pool of student loans packaged into a trust with a 98% guarantee by the Department of Education and AAA rated. These securities are in a 28-day auction and are reset each period which gives the Partnership the opportunity to withdraw funds as needed on liquid basis.

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

Through March 15, 2006, the Partnership recorded $2,710,000 as a loss on impairment of assets or reduction to estimated fair value for two Local Partnerships (see Note 13).

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                               Years Ended March 15,
                         ------------------------------
                           2006       2005*      2004*
                         --------   --------   --------
Interest                 $277,293   $108,010   $ 67,759
Other                     371,780    313,959    329,956
                         --------   --------   --------

   Total other revenue   $649,073   $421,969   $397,715
                         ========   ========   ========

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                               Years Ended March 15,
                         ------------------------------
                           2006       2005*      2004*
                         --------   --------   --------
Interest                 $ 96,632   $ 97,096   $128,754
Other                     123,441    452,201    582,874
                         --------   --------   --------

   Total other revenue   $220,073   $549,297   $711,628
                         ========   ========   ========

* Reclassified for comparative purposes.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


                          Years Ended March 15,
                 ------------------------------------
                    2006         2005         2004
                 ----------   ----------   ----------

Subsidy Income   $        0   $4,007,686   $  501,511
                 ==========   ==========   ==========

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

g)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable from operations are as follows:

                                                March 15, 2006             March 15, 2005
                                          -------------------------   -------------------------
                                            Carrying       Fair        Carrying        Fair
                                             Amount        Value        Amount         Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
  Practicable to estimate fair value      $14,449,159   $14,449,159   $35,830,552   $35,830,552
  Not practicable                         $46,177,460             *   $61,372,757             *


The estimated fair values of the Partnership's mortgage notes payable from discontinued operations are as follows:

                                                March 15, 2006             March 15, 2005
                                          -------------------------   -------------------------
                                            Carrying       Fair        Carrying        Fair
                                             Amount        Value        Amount         Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
  Practicable to estimate fair value      $13,558,112   $13,558,112   $ 3,755,369   $ 3,755,369
  Not practicable                         $ 3,119,516             *   $ 8,277,268             *


*   Management  believes it is not practicable to estimate the fair value of the
    mortgage   notes   payable   because   mortgage    programs   with   similar
    characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006



NOTE 4 - Property and Equipment

The components of property and equipment from operations are as follows:



                                                 March 15,               Estimated
                                      -----------------------------     Useful Lives
                                          2006             2005           (Years)
                                      ------------     ------------    -------------
Land                                  $  5,065,723     $  6,883,214            --
Buildings and improvements             115,897,527      171,522,246      15 to 40
Other                                    2,130,723        4,751,068      3 to 20
                                      ------------     ------------
                                       123,093,973      183,156,528
Less:  Accumulated depreciation        (66,711,988)     (96,840,139)
                                      ------------     ------------

                                      $ 56,381,985     $ 86,316,389
                                      ============     ============


The initial cost to the Partnership, as shown on Schedule III in Item 15, includes $6,859,371 of acquisition fees paid to the General Partners, $809,661 of acquisition expenses and $2,870,719 of capitalized interest.

In connection with the development or rehabilitation of the Properties, the subsidiary partnerships have incurred developer's fees of $23,360,275 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 15, 2006, 2005 and 2004 amounted to $4,142,102, $4,162,791 and $4,141,882, respectively.

During the years ended March 15, 2006 and 2005, there were write-offs of accumulated depreciation in the amounts of $31,075,978 and $18,808,334, respectively, and $31,075,978 and $18,691,793 of these write-offs are related to the discontinued assets.

The components of property and equipment held for sale from discontinued operations are as follows:




                                                 March 15,               Estimated
                                      -----------------------------     Useful Lives
                                          2006             2005           (Years)
                                      ------------     ------------    -------------

Land                                 $    309,926     $    396,769             --
Buildings and improvements             26,778,154       22,802,756       15 to 40
Other                                   1,100,845        1,189,046       3 to 20
                                     ------------     ------------
                                       28,188,925       24,388,571
Less:  Accumulated depreciation       (17,796,300)     (13,195,220)
                                     ------------     ------------

                                     $ 10,392,625     $ 11,193,351
                                     ============     ============


Depreciation expense for the discontinued property and equipment for the years ended March 15, 2006, 2005 and 2004 amounted to $1,406,805, $3,402,195 and
$4,268,918, respectively.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:


                                                              March 15,
                                                     ---------------------------
                                                         2006            2005
                                                     -----------     -----------
Real estate taxes, insurance, and other              $ 1,185,643     $ 1,592,143
Reserve for replacements                               4,205,519       8,303,201
Other                                                    383,522         634,335
                                                     -----------     -----------

                                                     $ 5,774,684     $10,529,679
                                                     ===========     ===========


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


Cash held in escrow included in the discontinued assets consists of the following:


                                                              March 15,
                                                      --------------------------
                                                         2006            2005
                                                      ----------      ----------
Real estate taxes, insurance, and other               $  370,849      $  301,972
Reserve for replacements                               3,573,266       3,426,996
Other                                                    177,304         122,610
                                                      ----------      ----------

                                                      $4,121,419      $3,851,578
                                                      ==========      ==========


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:


                                                        March 15,
                                              -----------------------------      Period
                                                  2006            2005          (Months)
                                              -------------   -------------   ------------
Operating guarantee fee                       $    510,343    $    510,343         60
Financing expenses                               1,450,517       2,242,728         **
Supervisory salaries                                     0         783,020         60
Other                                               48,518          48,518       Various
                                              ------------    ------------
                                                 2,009,378       3,584,609
Less:  Accumulated amortization                   (823,279)     (1,662,029)
                                              ------------    ------------

                                              $  1,186,099    $  1,922,580
                                              ============    ============


** Over the life of the respective mortgages.

Amortization of deferred costs for the years ended March 15, 2006, 2005 and 2004 amounted to $68,348, $74,816 and $367,439, respectively.

The operating guarantee fee and supervisory salaries are fully amortized as of March 15, 2006.

During the years ended March 15, 2006 and 2005, there were decreases in deferred costs of $1,034,042 and $965,076 and net decreases in accumulated amortization of $639,015 and $650,906, respectively, due to write-offs and reclasses into discontinued operations.

The discontinued assets components of other deferred costs and their periods of amortization are as follows:


                                                         March 15,
                                              -----------------------------      Period
                                                  2006            2005          (Months)
                                              -------------   -------------   ------------
Financing expenses                            $    791,746    $    250,557         **
Less:  Accumulated amortization                   (482,608)       (182,368)
                                              ------------    ------------

                                              $    309,138    $     68,189
                                              ============    ============


** Over the life of the respective mortgages.

Amortization of deferred costs in the discontinued assets for the years ended March 15, 2006, 2005 and 2004 amounted to $32,157, $229,323 and $404,129, respectively.


NOTE 7 - Mortgage Notes Payable

The mortgage notes from operations are payable in aggregate monthly installments of approximately $298,000 including principal and interest at rates varying from 1% to 12% per annum, through 2036. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


Annual principal payment requirements as of March 15, 2006 for each of the next five fiscal years and thereafter are as follows:

Fiscal YearEnding                         Amount
-----------------                     -------------

2006                                  $ 10,097,996
2007                                     1,151,876
2008                                     1,248,518
2009                                     1,353,408
2010                                     1,469,267
Thereafter                              45,305,554
                                       ------------

                                      $ 60,626,619
                                       ============

Accrued interest payable at March 15, 2006 and 2005 was approximately $5,964,000 and $7,885,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage notes from discontinued operations are payable in aggregate monthly installments of approximately $119,000 including principal and interest at rates varying from 1% to 10.25% per annum, through 2018. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases is without further recourse.

Magnolia Arms Associates, LTD ("Magnolia Arms") made the first seven monthly payments on its mortgage in 2005, but defaulted on its last five payments due to operating deficits. The mortgagee can take possession of the Property, collect the rents directly from the tenants and foreclose on the Property. The mortgage balance of approximately $5,700,000 is due within the next twelve months as shown in the annual principal payment table above. There can be no assurance that Magnolia Arms will be able to cure the default.

Charles Drew Court Associates, L.P. ("Charles Drew") received funds from a pledge/security agreement with Bank of America (formerly Fleet Bank, N.A.), Charles Drew's mortgagor, under which the Atlantic County Improvement Authority pledged certificates of deposit originally in the amount of $4,772,500. The funds, including interest earned thereon, provided a subsidy to Charles Drew equal to the debt service on the mortgage. The funds were used to payoff the mortgage in September 2004.

On October 21, 2003, Greenleaf Associates Limited Partnership's ("Greenleaf") mortgage note was refinanced under the Mark-to-Market program sponsored by HUD. The USGI, Inc. mortgage, in the amount of $4,257,383, was paid-off from proceeds from a new HUD insured first mortgage held by Heartland Bank at a rate of 6.25% in the amount of $796,200 and a second mortgage held by the Secretary of HUD at a rate of 1% in the amount of $3,297,016. Also, a third mortgage provided by the Secretary of HUD at a rate of 1% in the amount of $543,064 was obtained. The refinancing proceeds were committed to Greenleaf for the purpose of paying the related finance costs totaling $48,786, and increasing the amount of reserve for replacement by $276,218.

On June 17, 2003, Shiloh-Grove LP ("Shiloh") entered into a mortgage restructuring agreement for the purpose of refinancing its existing mortgages and adjusting rents to market rates related to its Mount Vernon Plaza II project (FHA Project #043-35445). As part of the restructuring agreement, the partnership refinanced its outstanding mortgage of $3,436,620 by obtaining three new mortgages. One mortgage is held by Greystone Servicing Corporation, Inc. and two are held by the Secretary of HUD in the amounts of $564,000, $2,288,000 and $1,116,120, respectively. All three have maturity dates of July 1, 2033. Principal and interest payments of $3,117 are made monthly on the first mortgage and interest will accrue on the second and third mortgage at the rate of 1% per annum. Tax and insurance escrow payments and replacement reserve deposits are made monthly.

On April 25, 2003, Shiloh entered into a mortgage restructuring agreement for the purpose of refinancing its existing mortgages and adjusting rents to market rates related to its Mount Vernon Plaza I project (FHA project #043-35442). As part of the restructuring agreement, the partnership refinanced its outstanding mortgage of $4,710,536 by obtaining three new mortgages. One mortgage is held by Greystone Servicing Corporation, Inc. and two are held by the Secretary of HUD in the amounts of $972,400, $3,530,000 and $1,288,848, respectively. All three have maturity dates of July 1, 2033. Principal and interest payments of $5,706 are made monthly on the first mortgage and interest will accrue on the second and third mortgage at the rate of 1% per annum. Tax and insurance escrow payments and replacement reserve deposits are made monthly.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


Annual principal payment requirements as of March 15, 2006 for each of the next five fiscal years and thereafter for the discontinuing liabilities are as follows:

Fiscal Year Ending                        Amount
-----------------                     -------------

2006                                  $    456,602
2007                                       494,741
2008                                       536,445
2009                                       543,055
2010                                       524,032
Thereafter                              14,122,753
                                       ------------

                                      $ 16,677,628
                                       ============

Accrued interest payable for the discontinued liabilities at March 15, 2006 and 2005 was approximately $2,910,000 and $711,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

See Notes 10 and 12 for other subsidiary partnerships' financing activities.


NOTE 8 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the years ended March 15, 2006, 2005 and 2004 were as follows:

Related Party Fees


                                                         Years Ended March 15,
                                                 ------------------------------------
                                                    2006         2005*        2004*
                                                 ----------   ----------   ----------
Partnership management fees (a)                  $  835,250   $1,025,500   $1,010,809
Expense reimbursement (b)                           404,642      167,875      187,009
Local administrative fee (d)                         15,000       15,000       12,500
                                                 ----------   ----------   ----------
Total general and administrative-General          1,254,892    1,208,375    1,210,318
  Partners
                                                 ----------   ----------   ----------
Property management fees incurred to
  affiliates of the Local General Partners (c)      613,911      639,934      604,967
                                                 ----------   ----------   ----------

Total general and administrative-related
  parties                                        $1,868,803   $1,848,309   $1,815,285
                                                 ==========   ==========   ==========


   Related Party Fees - discontinued operations


                                                      Years Ended March 15,
                                                 ------------------------------
                                                   2006       2005*      2004*
                                                 --------   --------   --------
Property management fees incurred to
  affiliates of the General Partner              $      0   $      0   $100,073
Local administrative fee (d)                       10,771     32,125     39,000
                                                 --------   --------   --------
Total general and administrative-General
  Partners                                         10,771     32,125    139,073
                                                 --------   --------   --------
Property management fees incurred to
  affiliates of the Local General Partners (c)    189,199    395,998    357,995
                                                 --------   --------   --------

Total general and administrative-related
  parties                                        $199,970   $428,123   $497,068
                                                 ========   ========   ========


* Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a Partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


Limited Partnership ("Partnership Agreement")) for administering the affairs of the Partnership. The Partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,697,000 and $7,811,000 were accrued and unpaid as of March 15, 2006 and 2005, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $111,000 and $35,000 were accrued and unpaid as of March 15, 2006 and 2005, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $1,370,964, $1,689,474 and $1,826,298 for the years ended March 15, 2006, 2005 and 2004, respectively. Of these fees $803,110, $1,035,932 and
$962,962 was incurred to affiliates of the general partners of the Local Partnership (the "Local General Partners"), which includes $189,199, $395,998 and $357,995 of fees relating to discontinued operations.

(d)  Liberty   Associates,   the  special  limited  partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(e) Liberty Associates received cash distributions of approximately $24,000, $7,000 and $4,000 during the years ended March 15, 2006, 2005 and 2004, respectively.

Liberty Associates was allocated Low-Income Housing Tax Credits of approximately $0, $0 and $10 for the taxable years ended March 15, 2006, 2005 and 2004, respectively.

(f) Due to local general partners and affiliates at March 15, 2006 and 2005 consists of the following:


                                                             March 15,
                                                  ------------------------------
                                                      2006               2005
                                                  -----------        -----------
Operating advances                                $    51,719        $ 1,848,656
Development fee payable                               132,448            132,448
Residual loan payable                                  52,500             52,500
Interest                                            9,328,417          8,322,836
Long-term notes payable (g)                         9,081,688          9,034,498
Management and other fees                           1,611,958          1,689,238
                                                  -----------        -----------

                                                  $20,258,730        $21,080,176
                                                  ===========        ===========


(f) Due to local general partners and affiliates at March 15, 2006 and 2005 included in the discontinued liabilities consists of the following:


                                                               March 15,
                                                       -------------------------
                                                         2006             2005
                                                       --------         --------
Operating deficit advances                             $      0         $123,055
Accrued ground lease                                          0          388,647
Operating advances                                      694,535          221,015
Management and other fees                                32,059                0
                                                       --------         --------

                                                       $726,594         $732,717
                                                       ========         ========


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006



(g) Long-term notes payable consist of the following:


                                                                                              March 15,
                                                                                    -----------------------------
                                                                                        2006             2005
                                                                                    ------------     ------------
Grove Parc Associates L.P.
--------------------------
This note bears interest at 7.39% compounded annually on May 1 of each year. The note is secured by a mortgage  subordinate  in rights to mortgages  securing the building  loan.  Both  principal and interest on the loan are due and payable in full out of residual receipts on April 29, 2010, or are immediately due and
payable upon refinancing or sale of the project.                                    $  5,040,000     $  5,040,000

B & C Housing
-------------
This  promissory  note bears interest on the unpaid  principal  balance at prime plus 2% per annum  payable  along with  principal  as and when  permitted by the partnership agreement and payable only from surplus cash. Interest expense at
March 15, 2006 and 2005 was approximately $3,000 for both years.                         139,670          139,670

Shiloh
------
Two promissory notes each bearing interest at 6%.  Interest expense at March
15, 2006 and 2005 was approximately $227,000 for both years.                           3,788,416        3,788,416

This consulting fee is non-interest bearing and is payable from surplus cash as
defined by HUD.                                                                            9,000            9,000

Four  loans in 2006 and two loans in 2005  from the  general  partner  of Shiloh bearing  interest at 7.5%  payable in monthly  installments  of $1,546 and $733, respectively. Interest expense at March 15, 2006 and 2005 was approximately
$8,000 and $4,000, respectively.                                                         104,602           57,412
                                                                                    ------------      -----------

                                                                                    $  9,081,688     $  9,034,498
                                                                                    ============      ===========


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

Amounts funded under the Operating Deficit Guaranty Agreements were treated as non-interest bearing loans, which will be paid only out of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2006, there were no advances under the Operating Deficit Guaranty Agreements. Any amounts funded under such agreements would be reflected under "Due to local general partner and affiliates" on the Partnership's financial statements. As of March 31, 2006, all Operating Deficit Guaranty Agreements have expired.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


NOTE 9 - Taxable Net Income

A reconciliation of the financial statement net income (loss) to the taxable net income (loss) for the Partnership and its consolidated subsidiaries is as follows:


                                                                           Years Ended March 15,
                                                                -----------------------------------------
                                                                   2006           2005            2004
                                                                -----------    -----------    -----------
Financial statement
Net income (loss)                                               $ 3,322,567    $ 4,752,436    $(7,123,790)
Difference between depreciation and amortization expense
  recorded for financial reporting purposes and the
  accelerated cost recovery system utilized for income tax
  purposes                                                         (544,756)      (649,272)     1,068,460
Difference resulting from parent company having a different
  fiscal year for income tax and financial reporting purposes       255,425        (95,219)       (47,997)
Difference between gain on sale of properties for financial
  reporting purposes and for income tax purposes                 (6,202,175)    (1,258,696)      (529,306)
Loss on impairment of fixed assets deducted for financial
  reporting purposes but not for tax purposes                     2,710,000              0              0
Difference between forgiveness of indebtedness income for
  financial reporting purposes and for income tax purposes                0              0       (113,565)
Loss allocated to minority interest for income tax purposes         303,880              0        673,217
Differences resulting principally from rental income
  recognized  for income tax  purposes and  deferred  for
  financial  reporting  purposes  and  interest and  other
  operating  expenses  deducted for  financial reporting
  purposes not deducted for income tax purposes                     711,848       (653,896)       304,471
                                                                -----------    -----------    -----------
Net income (loss) as shown on the income tax return for the
  calendar year ended                                           $   556,789    $ 2,095,353    $(5,768,510)
                                                                ===========    ===========    ===========


NOTE 10 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of March 15, 2006, the Partnership had disposed of fifteen of its 31 original investments. Subsequently on May 1, 2006, the property and the related assets and liabilities of three Local Partnerships were sold, and on June 5, 2006, the property and related assets and liabilities of a fourth Local Partnership were sold.

On September 15, 2005, the Partnership's limited partnership interest in Bayridge Associates, L.P. ("Bayridge") was sold to an affiliate of the Local General Partner for $1,130,000. The sale resulted in a general partner contribution of approximately $5,849,000. The sale resulted in the liquidation of Bayridge. As of the sale date, Bayridge had property and equipment, at cost, of approximately $13,246,000, accumulated depreciation of approximately $7,101,000 and mortgage debt of approximately $9,598,000.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for $1,625,000. During the quarter ended September 15, 2005, in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $850,000. The sale resulted in a loss of approximately $63,000. The sale resulted in the liquidation of Penn Alto. As of the sale date, Penn Alto had property and equipment, at cost, of approximately $11,113,000, accumulated depreciation of approximately $6,149,000 and mortgage debt of approximately $3,383,000.

On June 8, 2005, the Partnership sold its limited partnership interest in Fox Glenn Investors, L.P. ("Fox Glenn") to the Local General Partner for a purchase price of $1,400,000. The Partnership received $200,000 and a note receivable for $1,200,000 that was paid on February 9, 2006. The sale resulted in a general partner contribution of approximately $3,126,000. The sale resulted in the liquidation of Fox Glenn. As of the sale date, Fox Glenn had property and equipment, at cost, of approximately $7,693,000, accumulated depreciation of approximately $4,480,000 and mortgage debt of approximately $5,230,000.

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

On March 29, 2005, the property and the related assets and liabilities of Regent Street Associates, L.P. ("Regent Street") were sold to an unaffiliated third party purchaser for the assumption of the outstanding debt, resulting in a gain of $1,230,000. The sale resulted in the liquidation of Regent Street. As of the sale date, Regent Street had property and equipment, at cost, of approximately $7,655,000, accumulated depreciation of approximately $4,543,000 and mortgage debt of approximately $3,629,000.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


On February 17, 2005, the Partnership's limited partnership interest in Redwood Villa Associates ("Redwood") was sold to the Local General Partner for $60,000. The sale resulted in a general partner contribution of approximately $1,789,000. The sale resulted in the liquidation of Redwood. As of the sale date, Redwood had property and equipment, at cost, of approximately $5,999,000, accumulated depreciation of approximately $3,525,000 and mortgage debt of approximately $3,746,000.

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

On September 24, 2004, the property and the related assets and liabilities of Autumn Park Associates, L.P. ("Autumn Park") were sold to an unaffiliated third party for approximately $4,800,000. The proceeds were used to settle the associated mortgage which had an outstanding balance of approximately $3,600,000, and the balance was distributed to the partners. This amount consisted of $900,000 paid in cash at the closing and $150,000 pursuant to one promissory note. The note compounded interest at 10% and was due on October 30, 2005. The $150,000 note was received in March 2006. The sale resulted in a gain of approximately $2,110,000. The sale resulted in the liquidation of Autumn Park. As of the sale date, Autumn Park had property and equipment, at cost, of approximately $6,138,000, accumulated depreciation of approximately $3,472,000, and mortgage debt of approximately $3,754,000.

On August 27, 2004, the property and the related assets and liabilities of 2108 Bolton Drive Associated, L.P. ("Bolton") were sold to an unaffiliated third party for $8,891,000, resulting in a gain of approximately $1,622,000 recognized in the year ended March 15, 2005. An additional loss of approximately $59,000 was recognized in the year ended March 15, 2006. The sale resulted in the liquidation of Bolton. As of the sale date, Bolton had property and equipment, at cost, of approximately $13,601,000 accumulated depreciation of approximately $7,554,000 and mortgage debt of approximately $7,266,000.

On July 30, 2004, the property and the related assets and liabilities of Tanglewood Apartments, L.P. ("Tanglewood") were sold to an unaffiliated third party for $3,425,000, resulting in a gain of approximately $1,120,000. The sale resulted in the liquidation of Tanglewood. As of the sale date, Tanglewood had property and equipment, at cost, of approximately $5,902,000, accumulated depreciation of approximately $3,140,000 and mortgage debt of approximately $2,852,000.

On March 31, 2004, the Partnership's limited partnership interest in Walnut Park Plaza ("Walnut") was sold to the Local General Partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately
$7,700,000 resulting in a general partner contribution of approximately $2,589,000. The sale resulted in the liquidation of Walnut. As of the sale date, Walnut had property and equipment, at cost, of approximately $10,957,000, accumulated depreciation of approximately $4,530,000 and mortgage debt of approximately $7,330,000.

On May 19, 2003, the property and the related assets and liabilities of Silver Blue Lake Apartments, LTD. ("Silver Blue") were sold to an unaffiliated third party for a purchase price of $3,500,000 resulting in a gain of approximately $409,000. Accrued interest on a note related to the Local Partnership was forgiven resulting in forgiveness of indebtedness income of approximately $114,000. The sale resulted in the liquidation of Silver Blue. As of the sale date, Silver Blue had property and equipment, at cost, of approximately $5,446,000, accumulated depreciation of approximately $2,645,000 and mortgage debt of approximately $2,500,000.

On March 16, 2003, the Partnership recorded the transfer of the deed in lieu of foreclosure to Bryden Road Plaza ("Bryden Road"), one of the properties owned by Shiloh-Grove L.P. (Mt. Vernon) ("Shiloh") to an unaffiliated third party. The outstanding mortgage balance paid by the third party on the day of transfer was $189,871 resulting in a gain of $104,000, which is included in gain on sale of properties. As of the sale date, Bryden Road had property and equipment, at cost, of approximately $447,000, and accumulated depreciation of approximately $207,000.

On January 23, 2003, the property and the related assets and liabilities of Ludlam Gardens Apartments, LTD. ("Ludlam") were sold to an unaffiliated third party for a purchase price of $3,900,000 resulting in a gain of approximately $959,000. The sale resulted in the liquidation of Ludlam. As of the sale date, Ludlam had property and equipment, at cost, of approximately $4,791,000, accumulated depreciation of approximately $2,032,000 and mortgage debt of approximately $2,827,000.

On January 16, 2003, the property and the related assets and liabilities of Dixie Apartment Associates, LTD. ("Dixie") were sold to an unaffiliated third party for a purchase price of $1,300,000 resulting in a gain of approximately $327,000. The sale resulted in the liquidation of Dixie. As of the sale date, Dixie had property and equipment, at cost, of approximately $1,624,000, accumulated depreciation of approximately $712,000 and mortgage debt of approximately $865,000.


NOTE 11 - Assets Held for Sale

On March 15, 2006, United-Pennsylvanian, L.P. ("United Penn") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $500,000 plus the assumption of the mortgage debt. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by September 2006. No assurance can be given that the sale will actually occur. United Penn is being held as an asset held for sale as of March 15, 2006. As of December 31, 2005, United Penn had property and equipment, at cost, of approximately $5,966,000, accumulated depreciation of approximately $4,291,000 and mortgage debt of approximately $3,120,000.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


On November 28, 2005, Willoughby/Wycoff Housing Associates, L.P. ("Willoughby") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,800,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing occurred subsequently on June 5, 2006. No assurance can be given that the sale will actually occur. Willoughby is being held as an asset held for sale as of March 15, 2006. As of December 31, 2005, Willoughby had property and equipment, at cost, of approximately $6,191,000, accumulated depreciation of approximately $3,801,000 and mortgage debt of approximately $4,016,000.

On September 22, 2005, 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,937,500. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing occurred subsequently on May 1, 2006. See Note 16 for subsequent events. Grand Concourse is being held as an asset held for sale as of March 15, 2006. As of December 31, 2005, Grand Concourse had property and equipment, at cost, of approximately $5,271,000, accumulated depreciation of approximately $3,204,000 and mortgage debt of approximately $3,239,000.

On September 22, 2005, Concourse Artist's Housing Associates, L.P. ("Concourse Artists") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,797,500. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing occurred subsequently on May 1, 2006. See Note 16 for subsequent events. Concourse Artists is being held as an asset held for sale as of March 15, 2006. As of December 31, 2005, Concourse Artists had property and equipment, at cost, of approximately $2,285,000, accumulated depreciation of approximately $1,385,000 and mortgage debt of approximately $1,409,000.

On September 22, 2005, Robin Housing Associates, L.P. ("Robin Housing") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $7,265,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing occurred subsequently on May 1, 2006. See
Note 16 for subsequent events. Robin Housing is being held as an asset held for sale as of March 15, 2006. As of December 31, 2005, Robin Housing had property and equipment, at cost, of approximately $8,238,000, accumulated depreciation of approximately $5,014,000 and mortgage debt of approximately $4,895,000.


NOTE 12 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Magnolia Arms Associates, LTD ("Magnolia Arms")
-----------------------------------------------
Magnolia Arms made the first seven monthly payments on its mortgage in 2005, but defaulted on its last five payments due to operating deficits. The mortgagee can take possession of the Property, collect the rents directly from the tenants and foreclose on the Property. There can be no assurance that Magnolia Arms will be able to cure the default. The mortgage payable is a current liability as of December 31, 2005. Because of these circumstances, there is substantial doubt regarding whether the Local Partnership can continue as a going concern. The Partnership's investment in Magnolia Arms was written down to zero by prior years' losses and the minority interest was approximately $47,000 and $51,000 at March 15, 2006 and 2005, respectively. The net loss after minority interest for Magnolia Arms amounted to approximately $200,000, $190,000 and $113,000 for the years ended March 15, 2006, 2005 and 2004, respectively.

Quality Hill Historic District-Phase II-A, L.P. ("Quality Hill")
----------------------------------------------------------------
The financial statements of Quality Hill have been prepared assuming it will continue as a going concern. Quality Hill has had negative cash flows from operating activities for the past several years. Quality Hill is trying to obtain extensions for its mortgage notes payable, and is not expected to have operating cash flow to meet the financial obligations of its mortgage notes coming due. This situation raises substantial doubt about its ability to continue as a going concern.

During 2005, Quality Hill entered into a Modification Agreement with the Missouri Housing Development Commission ("MHDC") which extended the maturity date of the permanent nonrecourse financing for the Quality Hill-Cordova Hotel Apartments, which is one of the two projects included in Quality Hill, to December 2006. The balance of this note as of December 31, 2005 was $424,800.

During 2005, Quality Hill entered into negotiations with both the Hall Family Foundation of Kansas ("Foundation") and Kansas City Downtown Minority Development Corporation ("DMDC") to extend the maturity dates of each note payable to December 2006. The combined balance of the Foundation notes is $2,126,426 and was due in full in December 2005 and the combined balance of the DMDC notes was $735,000 ($225,000 was due in December 2005 and $510,000 was due in May 2005). As of December 31, 2005, Quality Hill has not been granted such an extension by either lender. Subsequent to December 31, 2005, Quality Hill Received a one year extension on the Foundation note.

The total of these three notes, $3,286,266, is included as a current liability in mortgage notes payable.

These items raise substantial doubt about Quality Hill's ability to continue as a going concern. The Partnership's investment in Quality Hill has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 15, 2006 and 2005. The net loss after minority interest for Quality Hill amounted to approximately $287,000, $291,000 and $261,000 for the years ended March 15, 2006, 2005 and 2004, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


Willoughby
----------
The financial statements of Willoughby have been prepared assuming that it will continue as a going concern. Willoughby has had operating losses and equity deficiencies that raise substantial doubt about its ability to continue as a going concern. The Partnership's investment in Willoughby has been written down to zero by prior years' losses and the minority interest balance was approximately $257,000 and $262,000 at March 15, 2006 and 2005, respectively.
The net loss after minority interest for Willoughby amounted to approximately $219,000, $164,000 and $100,000 for the years ended March 15, 2006, 2005 and
2004, respectively.

Redwood
-------
Redwood has sustained operating losses since its inception. For the period from January 1, 2005 through February 17, 2005, Redwood experienced a loss of $10,484, including $28,720 of depreciation and $569 of amortization, and at February 17, 2005 had a partners' deficit of $1,729,732. In addition, Redwood has been able to defer ground lease payments that are due to a related party in the cumulative amount of $391,147 as of February 17, 2005 and $388,647 as of December 31, 2004. These conditions raise substantial doubt about Redwood's ability to continue as a going concern. Redwood's continuation as a going concern is dependent upon its ability to achieve continued profitable operations or obtain future capital contributions from the partners. The Local General Partner, whenever possible, plans to reduce operating costs to achieve profitable operations. The financial statements for the period from January 1, 2005 through February 17, 2005 and the 2004 and 2003 Fiscal Years for Redwood have been prepared assuming that Redwood will continue as a going concern. The Partnership's investment in Redwood at March 15, 2006 and 2005 was reduced to zero by prior years' losses and the minority interest balance was approximately $0 and $393,000, respectively. Redwood's net loss after minority interest amounted to approximately $10,000, $195,000 and $200,000 for the period from January 1, 2005 through February 17, 2005 and the 2004 and 2003 Fiscal Years, respectively. On February 17, 2005, the Partnership's Limited Partnership interest in Redwood was sold (See Note 10 for a discussion of the sale).

b)  Lease Commitment

None

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 2006, uninsured cash and cash equivalents approximated $6,051,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or HUD. Such cash distributions are typically made from surplus cash flow.

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

f)  Other

Greenleaf Associates, L.P. ("Greenleaf")
----------------------------------------
A former tenant brought suit against Greenleaf's on-site manager for damages of $100,000. An amended complaint does not specify an amount of damages. The former tenant claims violation of the 14th Amendment, false arrest, obstruction of justice and civil conspiracy. Management intends to vigorously contest the matter. An evaluation of the likelihood of an unfavorable outcome and estimate of the amount of possible loss cannot be made at this early stage of the proceedings.

State Street 86 Associates, L.P. ("State Street")
-------------------------------------------------
The Camden Redevelopment Agency has designated the Cramer Hill Waterfront Redevelopment Agency as a possible future redevelopment project. This area includes Centennial Village, a 200-unit apartment project that State Street owns and operates. There have been various lawsuits involving this redevelopment and at this time there is no further information as to whether or not the Property will be purchased or acquired by eminent domain.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 25% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


Note 13 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of March 15, 2006, Bayridge, Bolton, Concourse Artists, Grand Concourse, Fox Glenn, Lancaster, Lund Hill, Penn Alto, Redwood, Regent Street, Robin Housing, United Penn and Willoughby were classified as discontinued operations in the consolidated financial statements. As of March 15, 2005, Bolton, Lancaster, Lund Hill, Redwood and Regent Street were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

                                                        March 15,      March 15,
                                                          2006           2005
                                                       -----------   -----------
Assets
   Property and equipment - less accumulated
     depreciation of $17,796,300 and $13,195,220
     and, respectively                                 $10,392,625   $11,193,351
  Cash and cash equivalents                                245,660       444,267
  Cash held in escrow                                    4,121,419     3,851,578
  Deferred costs, net of accumulated amortization
    of $482,608 and $182,368, respectively                 309,138        68,189

  Other assets                                             292,476        88,862
                                                       -----------   -----------
Total assets                                           $15,361,318   $15,646,247
                                                       ===========   ===========

Liabilities
  Mortgage notes payable                               $16,677,628   $12,032,637
  Accounts payable and other liabilities                 3,367,790     1,172,267
  Due to local general partners and affiliates             726,594       732,717
  Due to general partners and affiliates                   183,595        49,500
  Minority interest                                         61,379       121,630
                                                       -----------   -----------
Total liabilities                                      $21,016,986   $14,108,751
                                                       ===========   ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 15, 2006, Concourse Artists, Grand Concourse, Robin Housing, United Penn and Willoughby which were classified as assets held for sale, and Bayridge, Fox Glenn, Lancaster, Lund Hill, Penn Alto, Redwood and Regent Street, which were sold during the year, were all classified as discontinued operations on the consolidated financial statements. For the year ended March 15, 2005, Bayridge, Concourse Artists, Fox Glenn, Grand Concourse, Lancaster, Lund Hill, Penn Alto, Redwood, Regent Street, Robin Housing, United Penn and Willoughby, in order to present comparable results to the year ended March 15, 2006, and Autumn Park, Bolton, Tanglewood and Walnut, which were sold during the year, were all classified as discontinued operations on the consolidated financial statements. For the year ended March 15, 2004, Bayridge, Concourse Artists, Fox Glenn, Grand Concourse, Lancaster, Lund Hill, Redwood, Penn Alto, Regent Street, Robin Housing, United Penn, Willoughby, Autumn Park, Bolton, Walnut and Tanglewood, in order to present comparable results to the year ended March 15, 2006, and Silver Blue and Bryden Road, which were sold during the year, were all classified as discontinued operations on the consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


Consolidated Statements of Discontinued Operations:


                                                                            Years Ended March 15,
                                                                -------------------------------------------
                                                                    2006            2005*          2004*
                                                                ------------    ------------   ------------
Revenues

Rental income                                                   $  6,265,456    $ 12,699,975   $ 15,300,639
Other (Note 2)                                                       220,073         549,297        711,628
Gain on sale of properties (Note 10)                               2,318,625       4,851,895      1,798,361
                                                                ------------    ------------   ------------
Total revenue                                                      8,804,154      18,101,167     17,810,628
                                                                ------------    ------------   ------------

Expenses

General and administrative                                         1,472,593       3,020,484      3,246,656
General and administrative-related parties (Note 8)                  199,970         428,123        497,068
Repairs and maintenance                                            1,293,325       2,864,367      3,300,188
Operating                                                          1,221,958       2,211,359      2,363,032
Taxes                                                                367,114         686,120        864,106
Insurance                                                            347,436         867,538        872,730
Interest                                                           1,882,725       3,768,869      4,694,421
Depreciation and amortization                                      1,438,962       3,631,518      4,673,047
Loss on impairment of fixed assets                                 2,710,000               0              0
                                                                ------------    ------------   ------------

Total expenses                                                    10,934,083      17,478,378     20,511,248
                                                                ------------    ------------   ------------

(Loss) income before minority interest                            (2,129,929)        622,789     (2,700,620)
Extraordinary item - forgiveness of indebtedness in income
  (Note 10)                                                                0               0        113,565
Minority interest in income of subsidiaries from discontinued
  operations                                                      10,816,323       4,915,009        475,773
                                                                ------------    ------------   ------------
 Net income (loss) from discontinued operations (including
  gain on sale of properties)                                   $  8,686,394    $  5,537,798   $ (2,111,282)
                                                                ============    ============   ============

Income (loss) - limited partners from discontinued operations
  (including gain on sale of properties)                        $  8,599,530    $  5,482,419   $ (2,090,169)
                                                                ============    ============   ============

Number of BACs outstanding                                          15,987.5        15,987.5       15,987.5
                                                                ============    ============   ============

Income (loss) discontinued operations (including gain on sale
  of properties) per BAC                                        $     537.89    $     342.92   $    (130.74)
                                                                ============    ============   ============

* Reclassified for comparative purposes.

                                                                            Years Ended March 15,
                                                                -------------------------------------------
                                                                    2006            2005           2004
                                                                ------------    ------------   ------------

Cash flows from discontinued operations
Net cash provided by (used in) operating activities             $  3,074,944    $ (1,222,530)  $  2,215,162
Net cash provided by investing activities                       $ 10,394,978    $ 20,280,121   $ 10,914,111
Net cash used in financing activities                           $(15,189,620)   $(14,411,560)  $ (8,965,532)


                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


NOTE 14 - New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements". APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods' financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on its consolidated results of operations.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006



NOTE 15 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 15, 2006 and 2005. The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).


                                                                            Quarter Ended
                                                       --------------------------------------------------------
                                                        June 15,     September 15,   December 15,    March 15,
                     OPERATIONS                           2005           2005           2005            2006
----------------------------------------------------   -----------   -------------   -----------    -----------
Revenues                                               $ 4,599,816    $ 4,585,639    $ 4,699,100    $ 4,964,893

Operating expenses                                      (6,119,913)    (5,588,848)    (6,028,985)    (6,485,097)
                                                       -----------    -----------    -----------    -----------

Loss from operations before minority interest           (1,520,097)    (1,003,209)    (1,329,885)    (1,520,204)

Minority interest in loss of subsidiaries from
   operations                                                3,018          2,797          1,386          2,367
                                                       -----------    -----------    -----------    -----------

Loss from operations                                    (1,517,079)    (1,000,412)    (1,328,499)    (1,517,837)

Income (loss) from discontinued operations
   (including gain (loss) of properties and minority
   interest)                                             1,871,286     (1,967,961)     5,884,356      2,898,713
                                                       -----------    -----------    -----------    -----------

Net income (loss)                                      $   354,207    $(2,968,373)   $ 4,555,857    $ 1,380,876
                                                       ===========    ===========    ===========    ===========

Net income (loss) - limited partnership                $   350,665    $(2,938,689)   $ 4,510,298    $ 1,367,067
                                                       ===========    ===========    ===========    ===========

Net loss per weighted average BAC from operations      $    (93.94)   $    (61.95)   $    (82.27)   $    (93.99)

Net income (loss) per weighted average BAC from
   discontinued operations                                  115.88        (121.86)        364.38         179.49
                                                       -----------    -----------    -----------    -----------

Net income (loss) per weighted average BAC             $     21.94    $   (183.81)   $    282.11    $     85.50
                                                       ===========    ===========    ===========    ===========


                                                                            Quarter Ended
                                                      ------------------------------------------------------------
                                                        June 15,     September 15,   December 15,    March 15,
                     OPERATIONS                           2004*          2004*          2004*          2005*
----------------------------------------------------   -----------    -----------    -----------    -----------
Revenues                                               $ 4,468,364    $ 4,721,222    $ 4,642,957    $ 8,490,467

Operating expenses                                      (5,842,153)    (5,998,997)    (5,947,526)    (5,329,802)
                                                       -----------    -----------    -----------    -----------

Loss from operations before minority interest           (1,373,789)    (1,277,775)    (1,304,569)     3,160,665

Minority interest in (income) loss of subsidiaries
   from operations                                            (394)         4,943          4,112          1,445
                                                       -----------    -----------    -----------    -----------

Loss from operations                                    (1,374,183)    (1,272,832)    (1,300,457)     3,162,110

Income (loss) from discontinued operations
   (including gain (loss) of properties and minority
   interest)                                             2,369,069       (587,143)     3,606,040        149,832
                                                       -----------    -----------    -----------    -----------

Net income (loss)                                      $   994,886    $(1,859,975)   $ 2,305,583    $ 3,311,942
                                                       ===========    ===========    ===========    ===========

Net income (loss) - limited partnership                $   984,937    $(1,841,375)   $ 2,282,527    $ 3,278,822
                                                       ===========    ===========    ===========    ===========

Net (loss) income per weighted average BAC from
   operations                                          $    (85.09)   $    (78.82)   $    (80.53)   $    195.81

Net income (loss) per weighted average BAC from
   discontinued operations                                  146.70         (36.36)        223.30           9.28
                                                       -----------    -----------    -----------    -----------

Net income (loss) per weighted average BAC             $     61.61    $   (115.18)   $    142.77    $    205.09
                                                       ===========    ===========    ===========    ===========


* Reclassified for comparative purposes.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2006


NOTE 16 - Subsequent Events

On May 1, 2006, the property and related assets and liabilities of Grand Concourse were sold to an unaffiliated third party purchaser for $4,937,500, resulting in a gain of approximately $1,311,000, which will be recognized on the Partnership's Form 10-Q dated September 15, 2006. The sale resulted in the liquidation of Grand Concourse. Grand Concourse is classified as an asset held for sale as of March 15, 2006 (see Note 11).

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists were sold to an unaffiliated third party purchaser for $1,797,500, resulting in a gain of approximately $627,000, which will be recognized on the Partnership's Form 10-Q dated September 15, 2006. The sale resulted in the liquidation of Concourse Artists. Concourse Artist's is classified as an asset held for sale as of March 15, 2006 (see Note 11).

On May 1, 2006, the property and the related assets and liabilities of Robin Housing were sold to an unaffiliated third party purchaser for $7,265,000, resulting in a gain of approximately $2,792,000, which will be recognized on the Partnership's Form 10-Q dated September 15, 2006. The sale resulted in the liquidation of Robin Housing. Robin Housing is classified as an asset held for sale as of March 15, 2006 (see Note 11).

On June 5, 2006, the property and the related assets and liabilities of Willoughby were sold to an unaffiliated third party purchaser for $4,800,000, resulting in a gain of approximately $2,100,000, which will be recognized on the Partnership's Form 10-Q dated September 15, 2006. The sale resulted in the liquidation of Willoughby. Willoughby is classified as an asset held for sale as of March 15, 2006 (see Note 11).

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


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or officers. The Partnership's affairs are managed and controlled by the General Partners. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of Related Capital Company, which controls the General Partners, has adopted a code of ethics. See http://www.chartermac.com.

On November 17, 2003, CharterMac acquired CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC), which is the parent of RCC Manager LLC, the managing member of the general partner of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. Alan P. Hirmes replaced Stephen M. Ross as director of the general partner of the Related General Partner effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Executive Vice President of the general partner of the Related General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer will replace Stephen M. Ross, who has served as interim Chief
Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Executive Vice President of the general partner of the Related General Partner.

Certain information concerning the directors and executive officers of Credit Properties GP LLC, the general partner of the Related General Partner (which, in turn, is the general partner of Liberty Associates), who may be deemed directors or executive officers of the Partnership is set forth below.

Credit Properties GP LLC
------------------------


Name                                        Position
------------------------                    ----------------------------------

Alan P. Hirmes                              President, Chief Executive Officer
                                            and Chief Financial Officer

Glenn F. Hopps                              Treasurer


ALAN P. HIRMES, 51, has been a Certified Public Accountant in New York since 1978. Prior to joining CharterMac Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of CharterMac Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

GLENN F. HOPPS, 43, joined CharterMac Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, Certified Public Accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

Item 11.  Executive Compensation

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or executive officers of the General Partners for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partners and their affiliates which provide for compensation to be paid to the General Partners and their affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring acquisition fees, a nonaccountable acquisition expense allowance, a Partnership management fee and an accountable expense reimbursement. The General Partners are entitled, in the aggregate, to 1% of all cash distributions and an additional 15% of distributions from net sale or refinancing proceeds after the BACs holders have received distributions of such proceeds equal to their original capital contributions plus a 10% return thereon (to the extent not previously paid out of cash flow). Certain directors and executive officers of the General Partners receive compensation from the General Partners and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership. Such compensation may be based in part on the performance of the Partnership. See also Note 8 in Item 8, which is incorporated in this Item 11 by reference thereto.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

The general partnership interests in the Partnership are owned as follows:


                                      Name and Address of            Amount and Nature of       Percentage
Title of Class                        Beneficial Ownership           Beneficial Ownership        of Class
-----------------------------    ------------------------------   --------------------------    -----------
                                 Related Credit Properties L.P.        $1,000 capital
General Partnership Interest     625 Madison Avenue                    contribution-
 in the Partnership              New York, NY 10022                    directly owned              98%

                                 Liberty Associates III L.P.           $1,000 capital
General Partnership Interest     625 Madison Avenue                    contribution-
 in the Partnership              New York, NY 10022                    directly owned               2%


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

Item 13.  Certain Relationships and Related Transactions

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and also Note 8 in Item 8 above, which is incorporated herein by reference thereto and as set forth above. However, there have been no direct financial transactions between the Partnership and the directors and executive officers of the General Partners.

Item 14.  Principal Accounting Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered for the audit of the Partnership's annual financial statements for the years ended March 15, 2006 and 2005 and for the reviews of the financial statements included in the Partnership's quarterly reports on Form 10-Q for those years were $54,900 and $54,900, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and its affiliates for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2005 and 2004 were approximately $8,400 and $8,400, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules


                                                                                     Sequential
                                                                                        Page
                                                                                     ----------
(a)1.     Consolidated Financial Statements
          ---------------------------------

          Report of Independent Registered Public Accounting Firm                        19

          Consolidated Balance Sheets at March 15, 2006 and 2005                         67

          Consolidated  Statements of  Operations  for the Years Ended March 15,
          2006, 2005 and 2004                                                            68

          Consolidated  Statements of Changes in Partners' Deficit for the Years
          Ended March 15, 2006, 2005 and 2004                                            69

          Consolidated  Statements  of Cash Flows for the Years  Ended March 15,
          2006, 2005 and 2004                                                            70

          Notes to Consolidated Financial Statements                                     72

(a)2.     Financial Statement Schedules
          -----------------------------

          Report of Independent Registered Public Accounting Firm                       100

          Schedule I - Condensed Financial Information of Registrant                    101

          Schedule III - Real Estate and Accumulated Depreciation                       104

          All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

(a)3.     Exhibits
          --------

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

(3C)      Certificate  of Limited  Partnership  of Liberty Tax Credit Plus L.P.,
          together with amendments  filed September 14, 1987 and October 8, 1987
          **

(10A)     Form of Subscription  Agreement (attached to Prospectus as Exhibit B)
          **

(10B)     Form  of   Purchase   Agreement  for  purchase  of  Local  Partnership
          Interests **

(10C)     Form of Local Partnership Agreement **


                                                                                     Sequential
                                                                                        Page
                                                                                     ----------
(21)      Subsidiaries of the Registrant - the Local  Partnerships  set forth in
          Item 2 may be considered subsidiaries of the Registrant.                       93

(31.1)    Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                     96

(32.1)    Certification  Pursuant  to  Rule  13a-14(b)  or  Rule  15d-14(b)  and
          Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)            97

(99.1)    Press Release dated October 6, 2005 regarding Unsolicited Tender Offer         98

** Incorporated herein as an exhibit by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus L.P.'s Registration
          Statement on Form S-11, file No. 33-15479




                                                                                   Jurisdiction of
(b)       Subsidiaries of the Registrant (Exhibit 21)                               Organization
          ------------------------------                                           ---------------

          B & C Housing Associates, L.P.                                                 OK
          State Street 86 Associates, L.P.                                               DE
          Shiloh-Grove L.P. (Mt. Vernon)                                                 OH
          West Kinney Associates, L.P.                                                   NJ
          Magnolia Arms Associates, L.P.                                                 FL
          Greenleaf Associates, L.P.                                                     MO
          Alameda Towers Associates, L.P.                                                PR
          Grove Parc Associates, L.P. (Woodlawn)                                         IL
          Charles Drew Court Associates, L.P.                                            NJ
          United-Pennsylvanian, L.P.                                                     PA
          2051 Grand Concourse Associates, L.P.                                          NY
          Concourse Artists Housing Associates, L.P.                                     NY
          Willoughby/Wycoff Housing Associates, L.P.                                     NY
          Robin Housing Associates, L.P.                                                 NY
          Quality Hill Historic District-Phase II-A, L.P.                                MO
          Sartain School Venture, L.P.                                                   PA


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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                       By:  RELATED CREDIT PROPERTIES L.P.,
                            a General Partner


                            By:  Credit Properties GP LLC,
                                 its General Partner


Date:  June 13, 2006
       -------------
                                 By:  /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes
                                      President and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                       Financial Officer)


                       By:  LIBERTY ASSOCIATES III, L.P.,
                            a General Partner


                            By:  Related Credit Properties L.P.,
                                 its General Partner


                                 By:  Related Credit Properties Inc.,
                                      its General Partner


Date:  June 13, 2006
       -------------
                                      By:  /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           President and Chief Executive Officer
                                           (Principal Executive Officer
                                            and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                                        Title                                          Date
------------------------    --------------------------------------------------------------        -------------
                            President and Chief Executive Officer, (principal executive officer and principal financial officer) of Related Credit
                            Properties Inc., general partner of Related Credit Properties
/s/ Alan P. Hirmes          L.P. (a General Partner of Registrant) which is also the
------------------          general partner of Liberty Associates III, L.P. (a General
Alan P. Hirmes              Partner of Registrant)                                                June 13, 2006
                                                                                                  -------------

                            Treasurer (principal  accounting officer) of Credit Properties
                            GP LLC, general partner of Related Credit Properties  L.P. (a
/s/ Glenn F. Hopps          General  Partner of  Registrant) which is also the general
------------------          partner of Liberty Associates III, L.P. (a General Partner of
Glenn F. Hopps              Registrant)                                                           June 13, 2006
                                                                                                  -------------


                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 15, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the controlling entities of the General Partners:

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



         Date: June 13, 2006                By:  /s/ Alan P. Hirmes
               -------------                     ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In connection with the Annual Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 15, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     June 13, 2006

                                                                    Exhibit 99.1

                          LIBERTY TAX CREDIT PLUS L.P.
                      RESPONDS TO UNSOLICITED TENDER OFFER
                      ------------------------------------


New York, New York, October 6, 2005 -- Liberty Tax Credit Plus L.P. ("Liberty") responded today as follows to an unsolicited tender offer (the "Offer") by MacKenzie Patterson Fuller, Inc. ("MacKenzie"), SCM Special Fund, LLC and Sutter Opportunity Fund 3, LLC (collectively, the "Offerors") to purchase up to 799 units, or approximately 4.9% of the outstanding limited partnership units, of Liberty at a price of $50 per unit, less certain reductions to that purchase price as described in the Offerors' written tender offer materials dated September 15, 2005 (the "Offering Materials").

The Offerors are not affiliated with Liberty or its general partner. The Offerors did not provide Liberty with a copy of the Offering Materials at or prior to the time they commenced the Offer. Liberty learned of the Offer only after certain unit holders contacted Liberty to inquire about the Offer and Liberty thereafter obtained a copy of the Offering Materials.

Liberty expresses no opinion and is neutral with respect to whether or not unit holders should tender their units in response to the Offer. As Liberty has previously disclosed to its unit holders, Liberty is in the process of liquidating its portfolio of investments in other limited partnerships. It is uncertain at this time how much money, if any, will be realized by Liberty and its unit holders from the liquidation of Liberty's investments. Liberty has not prepared itself or received from any third party any valuations of its investments. Accordingly, Liberty takes no position on whether or not the Offer and its purchase price are attractive or unattractive to unit holders from an economic point of view.

Nevertheless, the Offer contains certain misstatements of material fact and there are other facts that unit holders may wish to consider in deciding whether or not to tender their units in response to the Offer. Liberty urges its unit holders to consider the following:

First, the Offering Materials incorrectly state: "The general partner has given no indication when the partnership will be liquidating. Therefore, if the general partner's past actions are any indication of the future, investors may not see liquidity for some time." Those statements are untrue. In its July 2005 letter to all unit holders, which accompanied Liberty's Annual Report for the fiscal year ended March 15, 2005, Liberty informed unit holders of recent sales of Liberty's investments, which resulted in a distribution by Liberty to unit holders of $120 per unit in April 2005 and further stated:

     "The General Partner continues to actively work with the local general partners to pursue other potential purchases for the remaining properties. It is anticipated to take at least three years for the Partnership to liquidate its entire portfolio."

Second, the Offer raises certain questions about its potential impact on Liberty's tax status for federal income tax purposes. Liberty is currently treated, and has since its inception been treated, as a partnership and a pass-through entity for federal income tax purposes -- a tax status that is desirable and beneficial to Liberty and its investors. That beneficial tax status might be lost, and Liberty might be taxed as a corporation, if it were deemed to be a "publicly traded partnership" within the meaning of the Internal Revenue Code and certain regulations promulgated by the Internal Revenue Service. It is uncertain whether or not the Offer, if consummated, might cause Liberty to be deemed a "publicly traded partnership." Accordingly, Liberty will not permit any units to be transferred pursuant to the Offer unless and until the Offerors provide Liberty with (i) an opinion of counsel that the Offer will not result in Liberty being deemed to be a "publicly traded partnership" for federal income tax purposes and (ii) an agreement to indemnify Liberty its general partner and its unit holders for any loss or liability relating to any adverse tax consequences arising from the Offer. This legal opinion and indemnity must be in a form and content satisfactory to Liberty and its counsel.

Third, the Assignment Form and proposed transfer documentation included with the Offering Materials are inconsistent with Liberty's long-established practices, procedures and documentation necessary for unit holders to transfer their units. Accordingly, the Offerors' Assignment Form and proposed transfer documentation will not be accepted by Liberty and units will not be transferred based on the Offerors' proposed documentation. The Offerors and any unit holder wishing to sell his, her or its units must each complete Liberty's standard transfer and subscription documentation in accordance with Liberty's standard practices and procedures. Among other things, each selling unit holder must individually sign each of Liberty's required transfer documents. Pursuant to Liberty's well-established practices and procedures, Liberty does not accept and, and will not accept in connection with the Offer, signatures by persons other than the selling unit holder who purport to act based on a power of attorney executed by the unit holder. Persons who wish to sell their units to the Offerors should contact Liberty and request its standard transfer documentation.

Fourth, the Offer does not afford tendering unit holders withdrawal or proration rights and states that units "will be purchased on a first-come, first-buy basis." Liberty believes that such terms are highly coercive and unfair to unit holders and may be in violation of the federal securities laws.

Fifth, the Offer in its entirety may be in violation of the federal securities laws. Persons making a tender offer who, after the consummation of the offer, will directly or indirectly own more than 5% of a class of securities are required under federal law to provide significantly more information and disclosures to unit holders than the Offering Materials provide and to provide tendering unit holders with full withdrawal and proration rights during the entire time the tender offer remains open, which, as noted above, the Offer does not provide. While the Offer by its terms seeks approximately 4.9% of Liberty's outstanding units, Liberty is unable at this time to determine whether the Offerors and their affiliates will own more than 5% of Liberty's units after consummation of the Offer.

In particular, there are certain facts and circumstances that suggest that the Offerors may be acting as part of an undisclosed group, within the meaning of the federal securities laws, with an individual who is currently a unit holder of Liberty (the "Current Unit Holder"). If the Offerors and the Current Unit Holder are acting as a group, then collectively the existing holdings of the Current Unit Holder combined with the units sought by the Offerors would exceed the 5% threshold. Under such circumstances, the Offer would be in violation of the federal securities laws and the Offerors should have provided unit holders with additional information about themselves and the Offer and the Offer should have included full withdrawal and proration rights.

Liberty does not currently have sufficient information to know whether or not the Offerors and the Current Unit Holder are acting as a group within the meaning of the federal securities laws. Among other things that suggest that they may be acting as a group are: (1) the Current Unit Holder obtained from the Internal Revenue Service a copy of Liberty's federal income tax return, which includes the names and addresses of Liberty's unit holders, and gave that information to the Offerors to help them mail the Offering Materials to unit holders; (2) the Current Unit Holder made a request to inspect Liberty's books and records shortly before the commencement of the Offer and designated MacKenzie, one of the Offerors, as his representative for inspecting the books and records; (3) the general counsel of MacKenzie has described the Current Unit Holder as "a competitor/joint venturer" with MacKenzie; and (4) there appear to be other relationships and dealings between the Offerors or their affiliates and the Current Unit Holder. The Current Unit Holder is also subject to a consent decree enjoining him from violating the federal securities laws and engaging in certain mini-tender offers that resolved a prior action brought by the Securities and Exchange Commission against him which alleged that the Current Unit Holder had made "fraudulent mini-tender offers." Liberty, through its counsel, has asked both the Offerors and the Current Unit Holder to disclose the precise nature of their relationship and to inform Liberty of any agreements between the Offerors and the Current Unit Holder respecting Liberty and its securities, but neither the Offerors nor the Current Unit Holder has yet provided this requested information. If Liberty hereafter obtains additional information such that its counsel is of the opinion that the Offer does violate any applicable federal or state securities laws, then Liberty, in accordance with the terms of its Partnership Agreement, will not permit the transfer of any units pursuant to the Offer.


                                      * * *


Each unit holder should consult with his, her or its own investment, tax and legal advisors in deciding whether or not to tender units in response to the Offer. As a precaution to make sure that any tendering unit holder is aware of the disclosures contained in this press release, Liberty will require, as a condition to processing transfer requests, each tendering unit holder to sign a written statement acknowledging that they are aware of and understand the disclosures contained in this press release and that they wish to proceed with the sale of their units to the Offerors anyway.

Certain statements in this press release may constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties are detailed in Liberty Tax Credit Plus L.P.'s Annual Report on Form 10-K for the period ended March 15, 2005, and in its other filings with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date of this press release. Liberty Tax Credit Plus L.P. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Liberty Tax Credit Plus L.P.'s expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.


                                      # # #

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 12, 2006 on page 19 and based on the reports of other auditors, we have also audited supporting Schedule I for the 2005, 2004 and 2003 Fiscal Years and Schedule III at March 15, 2006. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial include the financial statements of four subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $725,929 (Fiscal 2005), $698,154 (Fiscal
2004) and $678,419 (Fiscal 2003), and their assets aggregated $10,591,434 and $14,038,472 at March 15, 2006 and 2005, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 12, 2006

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships):


                          LIBERTY TAX CREDIT PLUS L.P.
                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                                                   March 15,
                                                                           --------------------------
                                                                              2006            2005
                                                                           -----------    -----------
Cash and cash equivalents                                                  $ 2,286,486    $ 5,796,076
Investment in subsidiary partnerships                                        3,456,117      6,806,072
Other assets                                                                    44,353        204,148
                                                                           -----------    -----------

Total assets                                                               $ 5,786,956    $12,806,296
                                                                           ===========    ===========


                                        LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates                                      $ 7,724,189    $ 7,846,137
                                                                           -----------    -----------

Total liabilities                                                            7,724,189      7,846,137

Partners' (deficit) equity                                                  (1,937,233)     4,960,159
                                                                           -----------    -----------

Total liabilities and partners' (deficit) equity                           $ 5,786,956    $12,806,296
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                  Years Ended March 15,
                                                        -----------------------------------------
                                                           2006           2005           2004
                                                        -----------    -----------    -----------
Revenues                                                $   199,419    $    54,094    $    12,850
                                                        -----------    -----------    -----------

Expenses

Administrative and management                               223,282        326,341        187,487
Administrative and management-related parties             1,239,892      1,193,375      1,197,818
                                                        -----------    -----------    -----------

Total expenses                                            1,463,174      1,519,716      1,385,305
                                                        -----------    -----------    -----------

Loss from operations                                     (1,263,755)    (1,465,622)    (1,372,455)

Gain on sale on investment in subsidiary partnerships     2,119,965              0              0

Equity in loss of subsidiary partnerships (*)            (2,351,643)    (1,340,990)    (1,422,006)

Distribution income from subsidiary partnerships             24,346      1,112,589         41,217
                                                        -----------    -----------    -----------

Net loss                                                $(1,471,087)   $(1,694,023)   $(2,753,244)
                                                        ===========    ===========    ===========


(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $2,234,157, $7,694,855 and $1,444,277 for the years ended March 15, 2006, 2005, and 2004, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                  2006           2005           2004
                                                              -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                      $(1,471,087)   $(1,694,023)   $(2,753,244)
                                                              -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in
  operating activities:
Gain on sale of investment of subsidiary partnerships          (2,119,965)             0              0
Equity in loss of subsidiary partnerships                       2,351,643      1,340,990      1,422,006
Distribution income from subsidiary partnerships                  (24,346)    (1,112,589)       (41,217)
(Increase) decrease in assets:
Other assets                                                      171,365        (84,299)        24,143
Increase (decrease) in liabilities:
Due to general partners and affiliates                           (121,948)        44,632        189,724
                                                              -----------    -----------    -----------

Total adjustments                                                 256,749        188,734      1,594,656
                                                              -----------    -----------    -----------

Net cash used in operating activities                          (1,214,338)    (1,505,289)    (1,158,588)
                                                              -----------    -----------    -----------

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnerships     2,573,046              0              0
Distributions to Partners                                      (5,426,305)             0              0
Distributions from subsidiaries                                   558,007      4,698,150        124,039
                                                              -----------    -----------    -----------

Net cash (used in) provided by investing activities            (2,295,252)     4,698,150        124,039
                                                              -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents           (3,509,590)     3,192,861     (1,034,549)

Cash and cash equivalents, beginning of year                    5,796,076      2,603,215      3,637,764
                                                              -----------    -----------    -----------

Cash and cash equivalents, end of year                        $ 2,286,486    $ 5,796,076    $ 2,603,215
                                                              ===========    ===========    ===========


                  LIBERTY TAX CREDIT PLUS L.P. AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2006

                                                                             Initial Cost to Partnership
                                                                            -------------------------------
                                                                                                                Cost Capitalized
                                                                                                                 Subsequent to
                                                                                              Buildings and       Acquisition:
Subsidiary Partnership's Residential Property             Encumbrances          Land          Improvements        Improvements
----------------------------------------------------      ------------      ------------      -------------     ----------------
B & C Housing Associates, L.P.
  Tulsa, OK                                               $  6,520,061      $    727,300      $  5,420,791      $  3,029,463
State Street 86 Associates, L.P.
  Camden, NJ                                                 5,347,241           861,947        12,460,882           523,157
Fox Glenn Investors, L.P.(i)(j)(l)(m)
  Seat Pleasant, MD                                                  0           491,209         6,548,849        (7,040,058)
Shiloh Grove L.P. (Mt Vernon) (f)
  Columbus, OH                                               9,629,387           764,874        16,618,743         2,215,739
Silver Blue Lake Apartments Ltd.(e)(i)
  Miami, FL                                                          0           537,204         4,755,176        (5,292,380)
Lancaster Towers Associates, Ltd. (i)(j)(l)(m)
  Lancaster, NY                                                      0           147,000         3,673,921        (3,820,921)
West Kinney Associates, L.P.
  Newark, NJ                                                 3,434,575           262,466         6,072,924           899,489
Autumn Park Associates, L.P.(g)(i)(j)
  Wilsonville, OR                                                    0           369,932         2,251,887        (2,621,819)
Regent Street Associates, L.P.(i)(j)(k)(m)
  Philadelphia, PA                                                   0            40,000         7,387,283        (7,427,283)
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                           5,748,911           125,000         8,165,738         1,026,613
Greenleaf Associates L.P.
  Kansas City, MO                                            4,524,112           695,000         5,125,103           576,062
Alameda Towers, Associates L.P.
  San Juan, PR                                               8,267,867           644,000        15,157,047         1,175,345
Dixie Apartment Associates, Ltd.(c)
  Miami, FL                                                          0           194,480         1,354,562        (1,549,042)
Ludlam Gardens Apartments, Ltd.(c)
  Miami, FL                                                          0           755,057         3,943,234        (4,698,291)
Grove Parc Associates, L.P.(Woodlawn)
  Chicago, IL                                               11,575,397           600,000         9,386,536        11,736,487
2108 Bolton Drive Associates, L.P. (g)(i)(j)(m)
  Atlanta, GA                                                        0           835,000         6,599,896        (7,434,896)
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                                         0           618,136        10,973,665       (11,591,801)
Redwood Villa Associates (h)(i)(j)(m)
  San Diego, CA                                                      0                 0         5,931,183        (5,931,183)
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                                  0               100         7,893,416           438,026
Walnut Park Plaza Associates, L.P. (h)(i)(j)
  Philadelphia, PA                                                   0           454,707         7,690,675        (8,145,382)
Bayridge Associates, L.P. (i)(j)(l)(m)
  Beaverton, OR                                                      0           917,682           488,333        (1,406,015)
United-Pennsylvanian, L.P.(i)(j)(m)
  Erie, PA                                                   3,119,516           217,000         4,191,327         1,605,180
2051 Grand Concourse Associates, L.P. (i)(j)(m)
  Bronx, NY                                                  3,239,003            31,500         5,221,117            66,375
Concourse Artists Housing Associates, L.P. (i)(j)(m)
  Bronx, NY                                                  1,408,843             5,750            16,100         2,310,570
Willoughby-Wycoff Housing Associates, L.P. (i)(j)(m)
  Brooklyn, NY                                               4,015,561            17,000            47,600         6,173,703

                                                          Gross Amount to which Carried at Close of Period
                                                          ------------------------------------------------


                                                                            Buildings and
Subsidiary Partnership's Residential Property                 Land          Improvements         Total
----------------------------------------------------      ------------      -------------     ------------
B & C Housing Associates, L.P.
  Tulsa, OK                                               $    729,685      $  8,447,869      $  9,177,554
State Street 86 Associates, L.P.
  Camden, NJ                                                   864,332        12,981,654        13,845,986
Fox Glenn Investors, L.P.(i)(j)(l)(m)
  Seat Pleasant, MD                                                  0                 0                 0
Shiloh Grove L.P. (Mt Vernon) (f)
  Columbus, OH                                                 713,114        18,886,242        19,599,356
Silver Blue Lake Apartments Ltd.(e)(i)
  Miami, FL                                                          0                 0                 0
Lancaster Towers Associates, Ltd. (i)(j)(l)(m)
  Lancaster, NY                                                      0                 0                 0
West Kinney Associates, L.P.
  Newark, NJ                                                   264,850         6,970,029         7,234,879
Autumn Park Associates, L.P.(g)(i)(j)
  Wilsonville, OR                                                    0                 0                 0
Regent Street Associates, L.P.(i)(j)(k)(m)
  Philadelphia, PA                                                   0                 0                 0
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                             127,384         9,189,967         9,317,351
Greenleaf Associates L.P.
  Kansas City, MO                                              697,384         5,698,781         6,396,165
Alameda Towers, Associates L.P.
  San Juan, PR                                                 646,384        16,330,008        16,976,392
Dixie Apartment Associates, Ltd.(c)
  Miami, FL                                                          0                 0                 0
Ludlam Gardens Apartments, Ltd.(c)
  Miami, FL                                                          0                 0                 0
Grove Parc Associates, L.P.(Woodlawn)
  Chicago, IL                                                  602,384        21,120,639        21,723,023
2108 Bolton Drive Associates, L.P. (g)(i)(j)(m)
  Atlanta, GA                                                        0                 0                 0
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                                         0                 0                 0
Redwood Villa Associates (h)(i)(j)(m)
  San Diego, CA                                                      0                 0                 0
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                            143,846         8,187,696         8,331,542
Walnut Park Plaza Associates, L.P. (h)(i)(j)
  Philadelphia, PA                                                   0                 0                 0
Bayridge Associates, L.P. (i)(j)(l)(m)
  Beaverton, OR                                                      0                 0                 0
United-Pennsylvanian, L.P.(i)(j)(m)
  Erie, PA                                                     219,385         5,794,122         6,013,507
2051 Grand Concourse Associates, L.P. (i)(j)(m)
  Bronx, NY                                                     33,885         5,285,107         5,318,992
Concourse Artists Housing Associates, L.P. (i)(j)(m)
  Bronx, NY                                                      8,135         2,324,285         2,332,420
Willoughby-Wycoff Housing Associates, L.P. (i)(j)(m)
  Brooklyn, NY                                                  19,386         6,218,917         6,238,303


                                                                                                             Life on which
                                                                                                            Depreciation in
                                                                          Year of                            Latest Income
                                                          Accumulated    Construction/        Date            Statement is
Subsidiary Partnership's Residential Property             Depreciation    Renovation        Acquired         Computed (a)(b)
----------------------------------------------------      ------------   -------------      ---------      ------------------
B & C Housing Associates, L.P.
  Tulsa, OK                                               $  5,241,321      1987            Dec. 1987              27.5 years
State Street 86 Associates, L.P.
  Camden, NJ                                                 9,168,705      1987            Feb. 1988              27.5 years
Fox Glenn Investors, L.P.(i)(j)(l)(m)
  Seat Pleasant, MD                                                  0      1987            Mar. 1988        15 to 27.5 years
Shiloh Grove L.P. (Mt Vernon) (f)
  Columbus, OH                                              10,435,510      1987            Feb. 1988              27.5 years
Silver Blue Lake Apartments Ltd.(e)(i)
  Miami, FL                                                          0      1987            Feb. 1988              27.5 years
Lancaster Towers Associates, Ltd. (i)(j)(l)(m)
  Lancaster, NY                                                      0      1987            May  1988              27.5 years
West Kinney Associates, L.P.
  Newark, NJ                                                 4,143,350      1983            June 1988              27.5 years
Autumn Park Associates, L.P.(g)(i)(j)
  Wilsonville, OR                                                    0      1988            June 1988        15 to 27.5 years
Regent Street Associates, L.P.(i)(j)(k)(m)
  Philadelphia, PA                                                   0      1987            June 1988              27.5 years
Magnolia Arms Associates, Ltd.
  Jacksonville, FL                                           6,134,086      1987            July 1988              27.5 years
Greenleaf Associates L.P.
  Kansas City, MO                                            3,763,085      1987            July 1988              27.5 years
Alameda Towers, Associates L.P.
  San Juan, PR                                               6,817,487      1987            July 1988                40 years
Dixie Apartment Associates, Ltd.(c)
  Miami, FL                                                          0      1987            July 1988              27.5 years
Ludlam Gardens Apartments, Ltd.(c)
  Miami, FL                                                          0      1987            July 1988              27.5 years
Grove Parc Associates, L.P.(Woodlawn)
  Chicago, IL                                               11,445,060      1988            July 1988      27.5 to 31.5 years
2108 Bolton Drive Associates, L.P. (g)(i)(j)(m)
  Atlanta, GA                                                        0      1988            July 1988        15 to 27.5 years
Apple Creek Housing Associates, Ltd. (d)
  Arvada, CO                                                         0      1988            June 1988                28 years
Redwood Villa Associates (h)(i)(j)(m)
  San Diego, CA                                                      0      1988            Sept.1988              27.5 years
Charles Drew Court Associates, L.P.
  Atlantic City, NJ                                          5,393,706      1987            Sept.1988              27.5 years
Walnut Park Plaza Associates, L.P. (h)(i)(j)
  Philadelphia, PA                                                   0      1988            Sept.1988                35 years
Bayridge Associates, L.P. (i)(j)(l)(m)
  Beaverton, OR                                                      0      1988            Dec. 1988        15 to 27.5 years
United-Pennsylvanian, L.P.(i)(j)(m)
  Erie, PA                                                   4,311,650      1988            Dec. 1988          15 to 25 years
2051 Grand Concourse Associates, L.P. (i)(j)(m)
  Bronx, NY                                                  3,224,217      1986            Nov. 1988              27.5 years
Concourse Artists Housing Associates, L.P. (i)(j)(m)
  Bronx, NY                                                  1,404,886      1986            Nov. 1988              27.5 years
Willoughby-Wycoff Housing Associates, L.P. (i)(j)(m)
  Brooklyn, NY                                               3,820,859      1987            Nov. 1988              27.5 years

                  LIBERTY TAX CREDIT PLUS L.P. AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2006
                                  (continued)

                                                                             Initial Cost to Partnership
                                                                            -------------------------------
                                                                                                                Cost Capitalized
                                                                                                                 Subsequent to
                                                                                              Buildings and       Acquisition:
Subsidiary Partnership's Residential Property             Encumbrances          Land          Improvements        Improvements
----------------------------------------------------      ------------      ------------      -------------     ----------------

Robin Housing (i)(j)(m)
  Bronx, NY                                                  4,894,705            26,750            70,700         8,188,254
Lund Hill Associates, L.P. (g)(i)(j)(m)
  Superior, WI                                                       0           205,000         4,877,828        (5,082,828)
Tanglewood Apartments, L.P. (g)(i)(j)
  Joplin, MO                                                         0           114,932         5,233,022        (5,347,954)
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                            3,695,513           215,181         6,403,141           220,669
Penn Alto Associates, L.P. (i)(j)(k)(m)
  Altoona, PA                                                        0            60,000         2,731,082        (2,791,082)
Sartain School Venture, L.P.
  Philadelphia, PA                                           1,883,555             3,883         3,486,875           161,975
Less: Discontinued Operations                              (16,677,628)       (5,420,203)      (73,013,775)       50,245,053
                                                          ------------      ------------      ------------      ------------

                                                          $ 60,626,619      $  5,517,887      $107,164,861      $ 10,411,225
                                                          ============      ============      ============      ============

                                                          Gross Amount to which Carried at Close of Period
                                                          ------------------------------------------------


                                                                            Buildings and
Subsidiary Partnership's Residential Property                 Land          Improvements         Total
----------------------------------------------------      ------------      -------------     ------------

Robin Housing (i)(j)(m)
  Bronx, NY                                                     29,136         8,256,568         8,285,704
Lund Hill Associates, L.P. (g)(i)(j)(m)
  Superior, WI                                                       0                 0                 0
Tanglewood Apartments, L.P. (g)(i)(j)
  Joplin, MO                                                         0                 0                 0
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                              267,233         6,571,758         6,838,991
Penn Alto Associates, L.P. (i)(j)(k)(m)
  Altoona, PA                                                        0                 0                 0
Sartain School Venture, L.P.
  Philadelphia, PA                                               9,126         3,643,607         3,652,733
Less: Discontinued Operations                                 (309,927)      (27,878,998)      (28,188,925)
                                                          ------------      ------------      ------------

                                                          $  5,065,722      $118,028,251      $123,093,973
                                                          ============      ============      ============


                                                                                                             Life on which
                                                                                                            Depreciation in
                                                                          Year of                            Latest Income
                                                          Accumulated    Construction/        Date            Statement is
Subsidiary Partnership's Residential Property             Depreciation    Renovation        Acquired         Computed (a)(b)
----------------------------------------------------      ------------   -------------      ---------      ------------------

Robin Housing (i)(j)(m)
  Bronx, NY                                                  5,034,687      1986            Nov. 1988              27.5 years
Lund Hill Associates, L.P. (g)(i)(j)(m)
  Superior, WI                                                       0      1988            Jan. 1989          20 to 40 years
Tanglewood Apartments, L.P. (g)(i)(j)
  Joplin, MO                                                         0      1988            Oct. 1988              27.5 years
Quality Hill Historic District-Phase II-A, L.P.
  Kansas City, MO                                            2,727,973      1988            Mar. 1989          20 to 40 years
Penn Alto Associates, L.P. (i)(j)(k)(m)
  Altoona, PA                                                        0      1989            June 1989              27.5 years
Sartain School Venture, L.P.
  Philadelphia, PA                                           1,441,706      1989            Aug. 1990          15 to 40 years
Less: Discontinued Operations                              (17,796,300)
                                                          ------------

                                                          $ 66,711,988
                                                          ============

(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over their estimated useful lives ranging from 3 to 20 years.
(c) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2003 and included as part of discontinued operations. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(d) The Partnership's Local Partnership Interests in this Local Partnership was sold during the fiscal year ended March 15, 2003. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(e) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2004 and included as part of discontinued operations. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(f) The Partnership recorded the transfer of the deed in lieu of foreclosure to Bryden Road, a property owned by Shiloh. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(g) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2005. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(h) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 15, 2005. See Note 10 in Item 8., Financial Statements and Supplementary Data.
(i) These properties are included in discontinued operations for the year ended March 15, 2004. See Note 13 in item 8, Financial Statements and Supplementary Data.
(j) These properties are included in discontinued operations for the year ended March 15, 2005. See Note 13 in item 8, Financial Statements and Supplementary Data.
(k) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2006. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(l) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 15, 2006. See Note 10 in Item 8., Financial Statements and Supplementary Data.
(m) These properties are included in discontinued operations for the year ended March 15, 2006. See Note 13 in item 8, Financial Statements and Supplementary Data.

                  LIBERTY TAX CREDIT PLUS L.P. AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2006
                                   (continued)

                                             Cost or Property and Equipment                    Accumulated Depreciation
                                    ---------------------------------------------    ---------------------------------------------
                                                                         Year Ended March 15,
                                    ----------------------------------------------------------------------------------------------
                                        2006            2005            2004             2006            2005            2004
                                    -------------   -------------   -------------    -------------   -------------   -------------
Balance at beginning of period      $ 183,156,528   $ 230,811,634   $ 252,495,672    $  96,840,139   $ 116,830,860   $ 118,952,648
Additions during period:
Improvements                            1,591,442       2,187,824       2,100,148
Depreciation expense                                                                     5,548,907       7,564,986       8,410,800
Deduction during period:
Discontinued operations and
  dispositions                        (61,653,997)    (49,842,930)    (23,784,186)     (35,677,058)    (27,555,707)    (10,532,588)
                                    -------------   -------------   -------------    -------------   -------------   -------------
Balance at end of period            $ 123,093,973   $ 183,156,528   $ 230,811,634    $  66,711,988   $  96,840,139   $ 116,830,860
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