Form 10-K/A
period 2006-03-15
LIBERTY TAX CREDIT PLUS LP
filed 2006-07-18
CIK 818020

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiaries as of March 15, 2006 and 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 15, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 11 (Fiscal Year 2005), 13 (Fiscal Year 2004) and 29 (Fiscal Year 2003) subsidiary partnerships whose losses aggregated $997,674 (2005 Fiscal Year), $1,537,904 (2004 Fiscal Year), and $4,961,601 (2003
Fiscal Year) and whose assets constituted 52% and 47% of the Partnership's assets at March 15, 2006 and 2005, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

As discussed in Note 12(a), the consolidated financial include the financial statements of four subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $725,929 (Fiscal 2005), $698,154 (Fiscal
2004), and $678,419 (Fiscal 2003); their assets aggregated $10,591,434 and $14,038,472 at March 15, 2006 and 2005, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




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

As discussed in Note 12(a), the consolidated financial include the financial statements of four subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships net losses aggregated $725,929 (Fiscal 2005), $698,154 (Fiscal
2004) and $678,419 (Fiscal 2003), and their assets aggregated $10,591,434 and $14,038,472 at March 15, 2006 and 2005, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




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