Form 10-Q
period 2006-06-15
LIBERTY TAX CREDIT PLUS LP
filed 2006-07-27
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 15, 2006


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


                    Delaware                                      13-3446500
-------------------------------------------------            -------------------
 (State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                              Identification No.)



      625 Madison Avenue, New York, New York                        10022
-------------------------------------------------            -------------------
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

                         PART I - Financial Information

Item 1. Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                            June 15,       March 15,
                                                                              2006            2006
                                                                          ------------    ------------
                                                                          (Unaudited)      (Audited)
                                     ASSETS

Operating Assets

  Property and equipment, at cost, net of accumulated depreciation
    of $67,747,577 and $66,711,988, respectively                          $ 55,409,286    $ 56,381,985
  Cash and cash equivalents                                                  3,835,096       3,760,882
  Cash held in escrow                                                        5,612,986       5,774,684
  Accounts receivable - tenants                                                182,656         277,088
  Deferred costs, net of accumulated amortization of $840,221 and
    $823,279, respectively                                                   1,169,157       1,186,099
  Other assets                                                                 832,586         735,984
                                                                          ------------    ------------

Total operating assets                                                      67,041,767      68,116,722
                                                                          ------------    ------------

Assets from discontinued operations (Note 5)

  Property and equipment held for sale, net of accumulated depreciation
     of $17,757,030 and $17,769,300, respectively                           10,241,131      10,392,625
  Net assets held for sale                                                   4,749,674       4,968,693
                                                                          ------------    ------------
Total assets from discontinued operations                                   14,990,805      15,361,318
                                                                          ------------    ------------

Total assets                                                              $ 82,032,572    $ 83,478,040
                                                                          ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

Operating Liabilities

  Mortgage notes payable                                                  $ 60,448,227    $ 60,626,619
  Accounts payable                                                           2,229,310       2,115,469
  Accrued interest payable                                                   6,264,296       5,963,620
  Security deposits payable                                                    358,725         363,306
  Due to local general partners and affiliates                              20,450,355      20,258,730
  Due to general partners and affiliates                                     8,090,198       7,839,189
                                                                          ------------    ------------

Total operating liabilities                                                 97,841,111      97,166,933
                                                                          ------------    ------------

Liabilities from discontinued operations (Note 5)

  Mortgage notes payable of assets held for sale                            15,848,743      16,677,628
  Net liabilities held for sale (including minority interest)                5,143,024       4,339,358
                                                                          ------------    ------------
Total liabilities from discontinued operations                              20,991,767      21,016,986
                                                                          ------------    ------------

Minority interests                                                            (701,139)       (692,096)
                                                                          ------------    ------------

Commitments and contingencies (Note 6)

Partners' deficit:

  Limited partners (15,987.5 BACs issued and outstanding)                  (35,055,356)    (32,990,826)
  General partners                                                          (1,043,811)     (1,022,957)
                                                                          ------------    ------------

Total partners' deficit                                                    (36,099,167)    (34,013,783)
                                                                          ------------    ------------

Total liabilities and partners' deficit                                   $ 82,032,572    $ 83,478,040
                                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                Three Months Ended
                                                                     June 15,
                                                            --------------------------
                                                               2006           2005*
                                                            -----------    -----------
Operations:

Revenues

Rental income                                               $ 4,492,289    $ 4,516,011
Other                                                           117,143         83,805
                                                            -----------    -----------
                                                              4,609,432      4,599,816
                                                            -----------    -----------

Expenses

General and administrative                                      966,008        838,267
General and administrative-related parties (Note 2)             372,736        448,170
Repairs and maintenance                                       1,259,207      1,331,505
Operating and other                                           1,031,187        748,979
Taxes                                                           205,242        209,732
Insurance                                                       259,402        264,507
Financial                                                     1,193,959      1,223,076
Depreciation and amortization                                 1,052,530      1,055,677
                                                            -----------    -----------

Total expenses from operations                                6,340,271      6,119,913
                                                            -----------    -----------

Loss from operations before minority interest                (1,730,839)    (1,520,097)

Minority interest in loss of subsidiaries from operations         1,751          3,018
                                                            -----------    -----------

Loss from operations                                         (1,729,088)    (1,517,079)

Discontinued Operations:

(Loss) income from discontinued operations (including
  (loss) gain on sale of properties) (Note 5)                  (356,296)     1,871,286
                                                            -----------    -----------
Net (loss) income                                           $(2,085,384)   $   354,207
                                                            ===========    ===========

Loss from operations - limited partners                     $(1,711,797)   $(1,501,908)
(Loss) income from discontinued operations (including
  (loss) gain on sale of properties) - limited partners        (352,733)     1,852,573
                                                            -----------    -----------
Net (loss) income - limited partners                        $(2,064,530)   $   350,665
                                                            ===========    ===========

Number of BACs outstanding                                     15,987.5       15,987.5
                                                            ===========    ===========

Loss from operations per BAC                                $   (107.07)   $    (93.94)
(Loss) income from discontinued operations per BAC               (22.06)        115.88
                                                            -----------    -----------

Net (loss) income per BAC                                   $   (129.13)   $     21.94
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                            Limited          General
                                              Total         Partners         Partner
                                          ------------    ------------    ------------


Partners' deficit - March 16, 2006        $(34,013,783)   $(32,990,826)   $ (1,022,957)

Net loss                                    (2,085,384)     (2,064,530)        (20,854)
                                          ------------    ------------    ------------

Partners' deficit - June 15, 2006         $(36,099,167)   $(35,055,356)   $ (1,043,811)
                                          ============    ============    ============

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    June 15,
                                                                           --------------------------
                                                                               2006           2005*
                                                                           -----------    -----------
Net (loss) income                                                          $(2,085,384)   $   354,207

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Loss (gain) on sale of properties                                             11,000     (4,544,188)
  Loss on impairment of fixed assets                                                 0      1,860,000
  Depreciation and amortization                                              1,099,261      1,762,233
  Minority interest in income of subsidiaries                                   (4,001)      (179,122)
  Decrease (increase) in accounts receivable - tenants                         147,531        (30,421)
  Increase in other assets                                                     (20,965)    (1,028,452)
  Increase in accounts payable                                                 972,955      1,627,451
  Increase in accrued interest payable                                         380,361        323,558
  Decrease in security deposits payable                                        (23,521)       (24,901)
  Increase in due to general partners and affiliates                           251,009        295,168
  Decrease (increase) in cash held in escrow                                    52,337       (118,694)
                                                                           -----------    -----------

Net cash provided by operating activities                                      780,583        296,839
                                                                           -----------    -----------

Cash flows from investing activities:

  Decrease (increase) in cash held in escrow                                    93,877        (31,831)
  Proceeds from sale of investments                                                  0      7,090,050
  Costs paid relating to sale of properties                                    (11,000)      (222,016)
  Improvements to property and equipment                                       (62,891)       (98,958)
                                                                           -----------    -----------

Net cash provided by investing activities                                       19,986      6,737,245
                                                                           -----------    -----------

Cash flows from financing activities:

  Repayments of mortgage notes                                              (1,007,277)    (3,363,177)
  Increase in due to local general partners and affiliates                     250,698        414,712
  Decrease in due to local general partners and affiliates                     (62,632)      (266,519)
  (Decrease) increase in capitalization of consolidated subsidiaries
    attributable to minority interest                                           (7,291)       (89,376)
  Distribution                                                                       0     (1,938,121)
                                                                           -----------    -----------

  Net cash used in financing activities                                       (826,502)    (5,242,481)
                                                                           -----------    -----------

  Net (decrease) increase in cash and cash equivalents                         (25,933)     1,791,603

  Cash and cash equivalents at beginning of period                           4,006,542      4,779,438
                                                                           -----------    -----------

  Cash and cash equivalents at end of period**                             $ 3,980,609    $ 6,571,041
                                                                           ===========    ===========

  Summarized below are the components of the gain on sale of properties:

  Decrease in property and equipment, net of accumulated depreciation      $         0    $ 9,191,744
  Decrease in mortgage notes payable                                                 0     (7,430,942)
  Decrease in due to general partners and affiliates                                 0        (49,500)
  Decrease in due to local general partner and affiliates                            0       (661,550)
  Decrease in cash held in escrow                                                    0      1,668,858
  Decrease in rents receivable                                                       0         16,400
  Decrease in other assets                                                           0         17,730
  Increase in accounts payable                                                       0        245,871
  Decrease in accrued interest payable                                               0       (703,741)
  Decrease in security deposits payable                                              0        (37,274)
  Decrease in deferred cost                                                                    66,250

*  Reclassified for comparative purposes.
** Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $145,513 and $444,267, respectively.

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 15, 2006 and 2005, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 16 and 23 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes,  the Partnership's fiscal quarter ends on June
15. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 15. The Partnership's quarter ends on June 15 in order to allow adequate time for the subsidiary partnerships' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 2006 and March 15, 2006, the results of operations and cash flows for the three months ended June 15, 2006 and 2005. However, the operating results and cash flows for the three months ended June 15, 2006 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2006.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregate approximately $95,000 and $0 for the three months ended June 15, 2006 and 2005. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties from operations for the three months ended June 15, 2006 and 2005 were as follows:

                                                          Three Months Ended
                                                              June 15,
                                                         -------------------
                                                           2006       2005*
                                                         --------   --------
Partnership management fees (a)                          $154,500   $225,250
Expense reimbursement (b)                                  59,965     69,293
Local administrative fee (d)                                3,750      3,969
                                                         --------   --------
Total general and administrative-General Partners         218,215    298,512
                                                         --------   --------
Property management fees incurred to affiliates of the
  local general partners (c)                              154,521    149,658
                                                         --------   --------
Total general and administrative-related parties         $372,736   $448,170
                                                         ========   ========

* Reclassified for comparative purpose.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2006
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three months ended June 15, 2006 and 2005 were as follows:

                                                      Three Months Ended
                                                           June 15,
                                                     -------------------
                                                       2006       2005*
                                                     --------   --------
Local administrative fee (d)                         $  2,693   $  8,031
                                                     --------   --------
Total general and administrative-General Partners       2,693      8,031
                                                     --------   --------
Property management fees incurred to affiliates of
  the local general partners (c)                       13,141     98,294
                                                     --------   --------
Total general and administrative-related parties     $ 15,834   $106,325
                                                     ========   ========

* Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,852,000 and $7,697,000 were accrued and unpaid as of June 15, 2006 and March 15, 2006, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $115,000 and $111,000 were accrued and unpaid as of June 15, 2006 and March 15, 2006, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships in operations amounted to $342,743 and $390,157 for the three months ended June 15, 2006 and 2005, respectively. Of these fees, $167,662 and $247,952 were incurred to affiliates of the local general partners, which include $13,141 and $98,294 of fees relating to discontinued operations.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of June 15, 2006, the Partnership had disposed of 19 of its 31 original investments and has entered into a purchase and sale agreement to sell the property and the related assets and liabilities of one Local Partnership (see
Note 4). Subsequently, on June 26, 2006, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in one Local Partnership (see Note 7).

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wycoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. The
Partnership received $31,346 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,769,000. The sale resulted in a gain of approximately $2,180,000 resulting from the write-off of the deficit basis in the property of approximately $2,180,000 at March 31, 2006, which will be recognized on the Partnership's Form 10-Q dated September 15, 2006. The sale resulted in the liquidation of Willoughby.

On May 1, 2006, the property and the related assets and liabilities of Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500. The
Partnership received $647,073 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,290,000. The sale resulted in a gain of approximately $1,284,000 resulting from the write-off of the deficit basis in the property of approximately $1,284,000 at March 31, 2006, which will be recognized on the Partnership's Form 10-Q dated September 15, 2006. The sale resulted in the liquidation of Grand Concourse.

On May 1, 2006, the property and the related assets and liabilities of Concourse
Artists  Housing  Associates,   L.P.  ("Concourse  Artists")  were  sold  to  an

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2006
                                   (Unaudited)


unaffiliated  third  party  purchaser  for a  sales  price  of  $1,797,500.  The
Partnership received $265,106 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,532,000. The sale resulted in a gain of approximately $606,000 resulting from the write-off of the deficit basis in the property of approximately $606,000 at March 31, 2006, which will be recognized on the Partnership's Form 10-Q dated September 15, 2006. The sale resulted in the liquidation of Concourse Artists.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000. The Partnership received $1,746,029 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $5,519,000. The sale resulted in a gain of approximately $2,698,000 resulting from the write-off of the deficit basis in the property of approximately $2,698,000 at March 31, 2006, which will be recognized on the Partnership's Form 10-Q dated September 15, 2006. The sale resulted in the liquidation of Robin Housing.

On June 8, 2005, the Partnership sold its limited partnership interest in Fox Glenn Investors, L.P. ("Fox Glenn") to the Local General Partner for a sales price of $1,400,000. The Partnership received proceeds of $200,000 and a note receivable for $1,200,000 that was received on February 9, 2006 from this sale. Because Fox Glenn was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $3,126,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $1,726,000 and the $1,400,000 cash received from the sale, which was recognized during the quarter ended March 31, 2006. The sale resulted in the liquidation of Fox Glenn.

On June 2, 2005, the Partnership sold its limited partnership interest in Lancaster Towers Associates, LTD ("Lancaster") to an affiliate of the Local General Partner for a sales price of $449,750. The Partnership received proceeds of $445,500 from this sale after the payment of closing costs of approximately $4,000 from the sales price. During the quarter ended June 15, 2005, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,860,000. Because Lancaster was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $271,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately ($271,000), which was recognized during the quarter ended September 30, 2005.

On March 29, 2005, the property and the related assets and liabilities of Regent Street Associates, L.P. ("Regent Street") were sold to an unaffiliated third party purchaser for the assumption of the outstanding debt plus an incentive payment of $100,000. The Partnership received $100,000 from this transaction. The sale originally resulted in a gain of approximately $1,436,000, resulting from the write-off of the deficit basis in the property of approximately $1,336,000 and the $100,000 cash received from the sale. An adjustment to the gain of approximately $206,000 was recognized during the quarter ended March 31, 2006, resulting in an overall gain of $1,230,000. The sale resulted in the liquidation of Regent Street.

On February 17, 2005, the Partnership's limited partnership interest in Redwood Villa Associates ("Redwood") was sold to the Local General Partner for a sales price of $60,000. The Partnership received proceeds of $59,400 from this sale. A gain of approximately $1,763,000 was originally recognized on the sale resulting from the write-off of the deficit basis in the property of approximately $1,704,000 and the $59,400 cash received from the sale. However, during the quarter ended March 31, 2006, a determination was made that the sale was actually to a related party of the Local Partnership, and a reclassification was made from gain on sale to a contribution to the Local Partnership from the Local General Partner of approximately $1,789,000 including an adjustment to the original gain of approximately $26,000 recognized during the quarter ended March 31, 2006. Such contribution flows through minority interest. The sale resulted in the liquidation of Redwood.

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. ("Lund Hill") were sold to an unaffiliated thirty party purchaser for $6,500,000. The Partnership received approximately $3,369,000 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,131,000. The sale resulted in a gain of approximately $1,345,000 resulting from the write-off of the deficit basis in the property of approximately $1,345,000. The sale resulted in the liquidation of Lund Hill.

Note 4 - Assets Held for Sale

On March 15, 2006, United-Pennsylvanian, L.P. ("United Penn") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $500,000 plus the assumption of the mortgage debt. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by September 2006. No assurance can be given that the sale will actually occur. United Penn is being held as an asset held for sale as of June 15, 2006. As of March 31, 2006, United Penn had property and equipment, at cost, of approximately $5,966,000, accumulated depreciation of approximately $4,332,000 and mortgage debt of approximately $3,120,000.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2006
                                   (Unaudited)


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of June 15, 2006, Concourse Artists, Grand Concourse, Robin Housing , Willoughby and United Penn were classified as discontinued operations in the consolidated financial statements. As of March 15, 2006, Bayridge Associates, L.P. ("Bayridge"), 2108 Bolton Drive Associated, L.P. ("Bolton"), Concourse Artists, Grand Concourse, Fox Glenn, Lancaster, Lund Hill, Penn Alto Associates ("Penn Alto"), Redwood, Regent Street, Robin Housing, United Penn and Willoughby were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

                                                      June 15,      March 15,
                                                        2006          2006
                                                    -----------   -----------
Assets

  Property and equipment, net of
    accumulated depreciation of $17,757,030 and
    $17,796,300, respectively                       $10,241,131   $10,392,625
  Cash and cash equivalents                             145,513       245,660
  Cash held in escrow                                 4,136,903     4,121,419
  Deferred costs, net of accumulated amortization
    of $488,228 and $482,608, respectively              303,518       309,138
  Other assets                                          163,740       292,476
                                                    -----------   -----------
Total assets                                        $14,990,805   $15,361,318
                                                    ===========   ===========

Liabilities

  Mortgage notes payable                            $15,848,743   $16,677,628
  Accounts payable and other liabilities              4,177,265     3,367,790
  Due to local general partners and affiliates          723,035       726,594
  Due to general partners and affiliates                183,595       183,595
  Minority interest                                      59,129        61,379
                                                    -----------   -----------
Total liabilities                                   $20,991,767   $21,016,986
                                                    ===========   ===========

The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 15, 2006, Concourse Artists, Grand Concourse, Robin Housing and Willoughby which were sold during the period, and United Penn, which was classified as an asset held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three months ended June 15, 2005 and in order to present comparable results for the three months ended June 15, 2006, Concourse Artists, Grand Concourse, Robin Housing, Willoughby and United Penn were all classified as discontinued operations. In addition, Bolton, Lund Hill, Regent Street, Redwood, Lancaster, Penn Alto, Bayridge and Fox Glenn, which were sold during the year ended March 15, 2006, were all classified as discontinued operations on the consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2006
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                            Three Months Ended
                                                                 June 15,
                                                        --------------------------
                                                           2006           2005*
                                                        -----------    -----------
Revenues:

Rental income                                           $   941,535    $ 2,213,532
Other                                                        12,575         21,549
(Loss) gain on sale of properties                           (11,000)     4,544,188
                                                        -----------    -----------
Total revenue                                               943,110      6,779,269
                                                        -----------    -----------

Expenses:

General and administrative                                  200,930        451,463
General and administrative-related parties (Note 2)          15,834        106,325
Repairs and maintenance                                     274,876        527,593
Operating                                                   413,272        522,885
Taxes                                                        25,258        111,811
Insurance                                                    66,059        148,949
Interest                                                    258,696        648,505
Depreciation and amortization                                46,731        706,556
Loss on impairment of fixed assets                                0      1,860,000
                                                        -----------    -----------

Total expenses                                            1,301,656      5,084,087
                                                        -----------    -----------

(Loss) income before minority interest                     (358,546)     1,695,182
Minority interest in loss of subsidiaries from
  discontinued operations                                     2,250        176,104
                                                        -----------    -----------
Net (loss) income from discontinued operations
  (including (loss) gain on sale of properties)         $  (356,296)   $ 1,871,286
                                                        ===========    ===========

(Loss) income - limited partners from discontinued
  operations (including (loss) gain on sale of
  properties)                                           $  (352,733)   $ 1,852,573
                                                        ===========    ===========

Number of BACs outstanding                                 15,987.5       15,987.5
                                                        ===========    ===========

(Loss) income from discontinued operations (including
  (loss) gain on sale of properties) per BAC            $    (22.06)   $    115.88
                                                        ===========    ===========

* Reclassified for comparative purposes

Cash flows from Discontinued Operations:
                                                            Three Months Ended
                                                                 June 15,
                                                        --------------------------
                                                           2006           2005
                                                        -----------    -----------
Net cash provided by operating activities               $  (865,591)   $(1,245,095)
                                                        -----------    -----------
Net cash provided by investing activities               $   (23,655)   $(6,212,201)
                                                        -----------    -----------
Net cash used in financing activities                   $   832,444    $ 5,080,338
                                                        -----------    -----------


Note 6 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Magnolia Arms Associates, LTD ("Magnolia Arms")
-----------------------------------------------
Magnolia Arms made the first seven monthly payments on its mortgage in 2005, but defaulted on its last five payments due to operating deficits. The mortgagee can take possession of the Property, collect the rents directly from the tenants and foreclose on the Property. There can be no assurance that Magnolia Arms will be able to cure the default. The mortgage payable is a current liability as of March 31, 2006. Because of these circumstances, there is substantial doubt regarding whether the Local Partnership can continue as a going concern. The Partnership's investment in Magnolia Arms was written down to zero by prior years' losses and the minority interest was approximately $46,000 and $47,000 at June 15, 2006 and March 15, 2006, respectively. The net loss after minority interest for Magnolia Arms amounted to approximately $36,000 and $115,000 for the quarters ended June 15, 2006 and 2005, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2006
                                   (Unaudited)


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

These items raise substantial doubt about Quality Hill's ability to continue as a going concern. The Partnership's investment in Quality Hill has been written down to zero by prior years' losses and the minority interest balance was $0 at both June 15, 2006 and March 15, 2006. The net loss after minority interest for Quality Hill amounted to approximately $86,000 and $91,000 for the quarters ended June 15, 2006 and 2005, respectively.

Willoughby
----------
The financial statements of Willoughby have been prepared assuming that it will continue as a going concern. Willoughby has had operating losses and equity deficiencies that raise substantial doubt about its ability to continue as a going concern. The Partnership's investment in Willoughby has been written down to zero by prior years' losses and the minority interest balance was approximately $256,000 and $257,000 at June 15, 2006 and March 31, 2006,
respectively. The net loss after minority interest for Willoughby amounted to approximately $57,000 and $100,000 for the quarters ended June 15, 2006 and 2005, respectively.

b) Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

c) Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or the U.S. Department of Housing and Urban Development ("HUD"). Such cash distributions are typically made from surplus cash flow.

d) Tax Credits

A portion of the low income housing tax credits ("Tax Credits") could be subject to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of the Local Partnership property or (iii) there is a reduction in the Local Partnership interest in the property at any time during the 15-year period (the "Compliance Period") commencing at the beginning of the period that entitles qualified BAC holders to Tax Credits, generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants ("Tax Credit Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership had expired. The Compliance Periods began to end on January 1, 2004 and will continue through December 31, 2008 with respect to the properties depending upon when the Tax Credit Periods commenced.

e) Other

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2006
                                   (Unaudited)


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

Note 7 - Subsequent Event

On June 26, 2006, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Shiloh Grove Limited Partnership ("Shiloh") to an affiliate of the Local General Partner for a purchase price of $150,000 to be received in installments over the course of eighteen months from the closing date. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2006. No assurance can be given that the sale will actually occur. As of March 31, 2006, Shiloh had property and equipment, at cost, of approximately $19,552,000, accumulated depreciation of approximately $10,590,000 and mortgage debt of approximately $9,624,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's  capital was originally invested in 31 Local Partnerships.  As of June 15, 2006, the properties and the related assets and liabilities of thirteen Local Partnerships and the limited partnership interest in six Local Partnerships were sold. For a discussion of these sales of the Local Partnerships see Note 3. In addition, as of June 15, 2006, the Partnership has entered into a purchase and sale agreement to sell the property and the related assets and liabilities of one Local Partnership (see Note 4). Subsequently, on June 26, 2006, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in one Local Partnership (see
Note 7).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 2 in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 15, 2006.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the three months ended June 15, 2006 and 2005, distributions from operations of the Local Partnerships amounted to approximately $17,000 and $13,000, respectively. Additionally, during the three months ended June 15, 2006 and 2005, the Partnership received approximately $2,690,000 and $531,000 distributions of proceeds from sales.

For the three months ended June 15, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $26,000. This decrease is attributable to improvements to property and equipment ($63,000), costs paid relating to sale of properties ($11,000), repayments of mortgage notes ($1,007,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($7,000) which exceeded net cash provided by operating activities ($781,000), a decrease in cash held in escrow relating to investing activities ($94,000) and a net increase in due to local general partners and affiliates ($188,000). Included in the adjustments to reconcile net income to net cash provided by operating activities is depreciation and amortization of approximately ($1,099,000) and a loss on sale of properties ($11,000).

Total expenses for the three months ended June 15, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $3,721,046 and $3,392,990, respectively.

Accounts payable as of June 15, 2006 and March 15, 2006, were $2,229,310 and $2,115,469, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Included in accounts payable as of June 15, 2006 and March 15, 2006 are $110,385 and $0 of deferred revenue from sales, respectively. In addition, accounts payable from discontinued operations, as of June 15, 2006 and March 15, 2006, totaled $1,031,358 and $282,628, respectively.

Accrued interest payable as of June 15, 2006 and March 15, 2006 was $6,264,296 and $5,963,620, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of June 15, 2006 and March 31, 2006, totaled $2,990,177 and $2,910,492, respectively.

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,967,000 and $7,808,000 were accrued and unpaid as of June 15, 2006 and March 15, 2006, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so.

A working capital reserve of approximately $5,023,000 remained unused at June 15, 2006.

The Partnership is not expected to have access to additional sources of financing.

Long-Term
---------

For a discussion of contingencies affecting certain Local Partnerships, see Note 6 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the applicable compliance period.

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

During the three months ended June 15, 2006, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. As of June 15, 2006 and March 15, 2006, the Partnership has recorded property and equipment net of accumulated depreciation of $10,241,131 and $10,392,625, respectively, as held for sale.

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

Results of Operations
---------------------

The results of operations for the three months ended June 15, 2006 and 2005, consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased less than 1% for the three months ended June 15, 2006 as compared to the corresponding period in 2005, primarily due to an increase in vacancies at three Local Partnerships offset by an increase in rental rates at several Local Partnerships.

Other income increased approximately $33,000 for the three months ended June 15, 2006 as compared to the corresponding period in 2005, primarily due to an increase in interest income earned at the Partnership level due to higher cash balances resulting from sales and an increase in interest income due to higher replacement reserve balances at one Local Partnership.

Total expenses, excluding general and administrative, general and administrative-related parties and operating, remained fairly consistent with a decrease of approximately 3% for the three months ended June 15, 2006 as compared to the corresponding period in 2005.

General and administrative expenses increased approximately $128,000 for the three months ended June 15, 2006 as compared to the corresponding period in 2005, primarily due to an increase in administrative salaries at one Local Partnership and a tax reimbursement received in 2005 at a second Local Partnership.

General and administrative - related parties expenses decreased approximately $75,000 for the three months ended June 15, 2006 as compared to the corresponding period in 2005, primarily due to a decrease in partnership management fees resulting from sold properties at the Partnership level.

Operating and other expenses increased approximately $282,000 for the three months ended June 15, 2006 as compared to the corresponding period in 2005, primarily due to an increase in gas costs at several Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 12% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2006, the fair value of the mortgage notes payable.

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

Item 1A. Risk Factors - No changes

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

                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)

                         By: RELATED CREDIT PROPERTIES L.P.,
                             a General Partner

                             By: Related Credit Properties Inc.,
                                     its General Partner

Date: July 27, 2006
      -------------
                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)


Date: July 27, 2006
      -------------

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

Date: July 27, 2006
      -------------

                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         President and Chief Executive Officer
                                         (Principal Executive and Financial
                                          Officer)

Date: July 27, 2006
      -------------

                                     By: /s/ Glenn F. Hopps
                                         ------------------
                                         Glenn F. Hopps,
                                         Treasurer
                                         (Principal Accounting Officer)

                                                                    Exhibit 31.1

                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 15, 2006 of the Partnership;

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

         Date: July 27, 2006
               -------------

                                          By:  /s/ Alan P. Hirmes
                                               ------------------
                                               Alan P. Hirmes
                                               Principal Executive Officer and
                                               Principal Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                             CODE ("18 U.S.C. 1350")

In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 15, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     July 27, 2006