Form 10-Q
period 2006-09-15
LIBERTY TAX CREDIT PLUS LP
filed 2006-10-12
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                 PLACECITYWASHINGTON, STATED.C. POSTALCODE20549

                                    FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 15, 2006


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-17015

                          LIBERTY TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)



                     Delaware                                     13-3446500
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)

      625 Madison Avenue, New York, New York                        10022
------------------------------------------------             -------------------
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

                         PART I - Financial Information

Item 1. Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                             September 15,     March 15,
                                                                                 2006            2006
                                                                             ------------    ------------
                                                                             (Unaudited)      (Audited)
                                     ASSETS

Operating Assets

  Property and equipment, at cost, net of accumulated depreciation of
    $50,939,481 and $66,711,988, respectively                                $ 35,688,545    $ 56,381,985
  Cash and cash equivalents                                                     6,100,490       3,760,882
  Cash held in escrow                                                           3,538,134       5,774,684
  Accounts receivable - tenants                                                   542,883         277,088
  Deferred costs, net of accumulated amortization of $809,209 and
    $823,279, respectively                                                        877,037       1,186,099
  Other assets                                                                  2,602,145         735,984
                                                                             ------------    ------------

Total operating assets                                                         49,349,234      68,116,722
                                                                             ------------    ------------

Assets from discontinued operations (Note 5)
  Property and equipment held for sale, net of accumulated depreciation
     of $22,126,201 and $17,769,300, respectively                              20,451,411      10,392,625
  Net assets held for sale                                                      5,616,246       4,968,693
                                                                             ------------    ------------
Total assets from discontinued operations                                      26,067,657      15,361,318
                                                                             ------------    ------------

Total assets                                                                 $ 75,416,891    $ 83,478,040
                                                                             ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

Operating Liabilities

  Mortgage notes payable                                                     $ 42,282,801    $ 60,626,619
  Accounts payable                                                              4,294,768       2,115,469
  Accrued interest payable                                                      6,208,698       5,963,620
  Security deposits payable                                                       238,814         363,306
  Due to local general partners and affiliates                                 16,571,547      20,258,730
  Due to general partners and affiliates                                        8,037,383       7,839,189
                                                                             ------------    ------------

Total operating liabilities                                                    77,634,011      97,166,933
                                                                             ------------    ------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                               20,825,091      16,677,628
  Net liabilities held for sale (including minority interest)                   7,726,416       4,339,358
                                                                             ------------    ------------
Total liabilities from discontinued operations                                 28,551,507      21,016,986
                                                                             ------------    ------------

Minority interests                                                               (703,205)       (692,096)
                                                                             ------------    ------------

Commitments and contingencies (Note 6)

Partners' deficit:
  Limited partners (15,987.5 BACs issued and outstanding)                     (29,081,949)    (32,990,826)
  General partners                                                               (983,473)     (1,022,957)
                                                                             ------------    ------------


Total partners' deficit                                                       (30,065,422)    (34,013,783)
                                                                             ------------    ------------

Total liabilities and partners' deficit                                      $ 75,416,891    $ 83,478,040
                                                                             ============    ============


          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended             Six Months Ended
                                                       September 15,                 September 15,
                                                --------------------------    --------------------------
                                                    2006          2005*           2006          2005*
                                                -----------    -----------    -----------    -----------
Operations:

Revenues
Rental income                                   $ 3,379,273    $ 3,297,044    $ 6,684,296    $ 6,647,252
Other                                               106,914         73,228        190,110        137,158
                                                -----------    -----------    -----------    -----------
                                                  3,486,187      3,370,272      6,874,406      6,784,410
                                                -----------    -----------    -----------    -----------

Expenses
General and administrative                          427,064        457,048      1,098,493        985,075
General and administrative - related parties
  (Note 2)                                          280,910        481,068        618,067        895,808
Repairs and maintenance                           1,065,122        897,026      1,941,190      2,036,460
Operating and other                                 367,528        386,917      1,277,920      1,027,537
Taxes                                               179,095        170,926        349,377        350,311
Insurance                                           169,202        159,685        347,208        349,829
Financial                                           996,607        943,232      2,004,944      1,973,695
Depreciation and amortization                       752,407        772,583      1,509,446      1,544,362
                                                -----------    -----------    -----------    -----------

Total expenses from operations                    4,237,935      4,268,485      9,146,645      9,163,077
                                                -----------    -----------    -----------    -----------

Loss from operations before minority interest      (751,748)      (898,213)    (2,272,239)    (2,378,667)

Minority interest in loss of subsidiaries
  from operations                                     2,066          2,137          3,817          5,815
                                                -----------    -----------    -----------    -----------

Loss from operations                               (749,682)      (896,076)    (2,268,422)    (2,372,852)

Discontinued Operations:
Income (loss) from discontinued operations
  (including gain (loss) on sale of
  properties) (Note 5)                            6,783,427     (2,072,297)     6,216,783       (241,314)
                                                -----------    -----------    -----------    -----------
Net income (Loss)                               $ 6,033,745    $(2,968,373)   $ 3,948,361    $(2,614,166)
                                                ===========    ===========    ===========    ===========

Loss from operations - limited partners         $  (742,185)   $  (887,115)   $(2,245,738)   $(2,349,123)
Income (loss) from discontinued operations
  (including gain (loss) on sale of
  properties) - limited partners                  6,715,593     (2,051,574)     6,154,615       (238,901)
                                                -----------    -----------    -----------    -----------
Income (loss) - limited partners                $ 5,973,408    $(2,938,689)   $ 3,908,877    $(2,588,024)
                                                ===========    ===========    ===========    ===========

Number of BACs outstanding                         15,987.5       15,987.5       15,987.5       15,987.5
                                                ===========    ===========    ===========    ===========

Loss from operations per BAC                    $    (46.42)   $    (55.49)   $   (140.47)   $   (146.94)
Income (loss) from discontinued operations
  per BAC                                            420.05        (128.32)        384.96         (14.94)
                                                -----------    -----------    -----------    -----------

Net income (loss) per BAC                       $    373.63    $   (183.81)   $    244.49    $   (161.88)
                                                ===========    ===========    ===========    ===========

*  Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements.

                           LIBERTY TAX CREDIT PLUS L.P
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                           Limited          General
                                             Total         Partners         Partner
                                         ------------    ------------    ------------
Partners' deficit - March 16, 2006       $(34,013,783)   $(32,990,826)   $ (1,022,957)

Net income                                  3,948,361       3,908,877          39,484
                                         ------------    ------------    ------------

Partners' deficit - September 15, 2006   $(30,065,422)   $(29,081,949)   $   (983,473)
                                         ============    ============    ============


           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                       September 15,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
Net income (loss)                                                              $  3,948,361    $ (2,614,166)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Gain on sale of properties                                                     (8,665,605)     (4,513,348)
  Loss on impairment of fixed assets                                                      0       2,710,000
  Depreciation and amortization                                                   2,103,513       3,396,495
  Minority interest in loss of subsidiaries                                       1,775,608         271,081
  (Increase) decrease in accounts receivable - tenants                             (529,665)         71,042
  Increase in other assets                                                       (2,108,539)       (964,681)
  Increase in accounts payable                                                    3,590,033       1,813,519
  Increase in accrued interest payable                                              577,982         684,646
  Decrease in security deposits payable                                             (28,858)        (61,975)
  Increase (decrease) in due to general partners and affiliates                      64,599        (155,023)
  Decrease (increase) in cash held in escrow                                        223,317      (1,434,502)
                                                                               ------------    ------------

Net cash provided by (used in) operating activities                                 950,746        (796,912)
                                                                               ------------    ------------

Cash flows from investing activities:

  Decrease in cash held in escrow                                                   156,466       1,188,263
  Proceeds from sale of investments                                              18,800,000       7,884,459
  Costs paid relating to sale of properties                                      (3,411,585)       (222,016)
  Improvements to property and equipment                                           (145,851)       (445,371)
                                                                               ------------    ------------

Net cash provided by investing activities                                        15,399,030       8,405,335
                                                                               ------------    ------------

Cash flows from financing activities:

  Repayments of mortgage notes                                                  (14,064,736)     (3,887,653)
  Increase in due to local general partners and affiliates                          523,849         769,309
  Decrease in due to local general partners and affiliates                         (176,418)       (278,008)
  Decrease in capitalization of consolidated subsidiaries attributable to
    minority interest                                                                (7,292)       (144,867)
  Distribution                                                                            0      (1,938,121)
                                                                               ------------    ------------

  Net cash used in financing activities                                         (13,724,597)     (5,479,340)
                                                                               ------------    ------------

  Net increase in cash and cash equivalents                                       2,625,179       2,129,083

  Cash and cash equivalents at beginning of period                                4,006,542       4,779,438
                                                                               ------------    ------------

  Cash and cash equivalents at end of period*                                  $  6,631,721    $  6,908,521
                                                                               ============    ============

  Summarized below are the components of the gain on sale of properties:

  Decrease in property and equipment, net of accumulated depreciation          $  8,717,315    $  9,161,412
  Decrease in mortgage notes payable                                               (131,619)     (9,062,104)
  Decrease in due to general partners and affiliates                                      0         (40,000)
  Decrease in due to local general partner and affiliates                          (704,510)       (664,051)
  Decrease in cash held in escrow                                                 1,591,635       3,943,256
  Decrease in rents receivable                                                      277,796          20,699
  Decrease in other assets                                                           98,525          98,174
  (Decrease) increase in accounts payable                                        (1,392,219)        640,420
  Decrease in accrued interest payable                                              (61,500)       (707,888)
  Decrease in security deposits payable                                            (133,625)        (36,559)
  Decrease in deferred cost                                                         301,816          66,349
  Decrease in capitalization of consolidated subsidiaries attributable to
  minority interest                                                              (1,840,804)       (270,613)

* Cash  and  cash  equivalents,   end  of  period,  includes   cash  and   cash
  equivalents  from   discontinued   operations   of  $531,231   and   $207,137,
  respectively.

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 15, 2006 and 2005, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 16 and 23 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes, the Partnership's fiscal quarter ends on September 15. All subsidiary partnerships have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 15. The Partnership's quarter ends on September 15 in order to allow adequate time for the subsidiary partnerships' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 2006 and March 15, 2006, the results of operations for the three and six months ended September 15, 2006 and 2005 and cash flows for the six months ended September 15, 2006 and 2005. However, the operating results and cash flows for the six months ended September 15, 2006 may not be indicative of the results for the year.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. There were no such losses for both the three and six months ended September 15, 2006 and approximately $1,300,000 of aggregate losses for both the three and six months ended September 15, 2005. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties from operations for the three and six months ended September 15, 2006 and 2005 were as follows:

                                                          Three Months Ended    Six Months Ended
                                                            September 15,         September 15,
                                                         -------------------   -------------------
                                                           2006       2005*      2006       2005*
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $116,139   $222,750   $270,639   $448,000
Expense reimbursement (b)                                  42,897    139,776    102,862    209,069
Local administrative fee (d)                                3,125      2,343      6,250      5,687
                                                         --------   --------   --------   --------
Total general and administrative-General Partners         162,161    364,869    379,751    662,756
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
  local general partners (c)                              118,749    116,199    238,316    233,052
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $280,910   $481,068   $618,067   $895,808
                                                         ========   ========   ========   ========

* Reclassified for comparative purpose.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2006
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and six months ended September 15, 2006 and 2005 were as follows:

                                                          Three Months Ended    Six Months Ended
                                                            September 15,         September 15,
                                                         -------------------   -------------------
                                                           2006       2005*      2006       2005*
                                                         --------   --------   --------   --------
Local administrative fee (d)                             $  3,318   $  8,657   $  6,636   $ 17,313
                                                         --------   --------   --------   --------
Total general and administrative-General Partners           3,318      8,657      6,636     17,313
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
  local general partners (c)                               46,904    106,099     94,999    237,198
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $ 50,222   $114,756   $101,635   $254,511
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,785,000 and $7,697,000 were accrued and unpaid as of September 15, 2006 and March 15, 2006, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $146,000 and $111,000 were accrued and unpaid as of September 15, 2006 and March 15, 2006, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships in operations amounted to $233,914 and $359,985 and $576,657 and $750,142 for the three and six months ended September 15, 2006 and 2005, respectively. Of these fees, $165,653 and $222,298 and $333,315 and $470,250 were incurred to affiliates of the local general partners, which include $46,904 and $106,099 and $94,999 and $237,198 of fees relating to discontinued operations.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of September 15, 2006, the Partnership had disposed of 20 of its 31 original investments and has entered into agreements to sell the property and the related assets and liabilities of one Local Partnership and the Partnership's limited partnership interest in a second Local Partnership (see Note 4). No assurance can be given as to whether or when these sales will actually occur. Subsequently, on October 1, 2006, the Partnership sold its limited partnership interest in one Local Partnership (see Note 7).

On August 31, 2006, the Partnership sold its limited partnership interest in Alameda Towers Associates, L.P. ("Alameda Towers") to the Local General Partner for a sales price of $2,092,490. The Partnership received proceeds of $92,490 on September 5, 2006 and the remaining $2,000,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008. Because Alameda Towers was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partnership of approximately $30,000. Such contribution flows through minority interest as a result of the write-off of the basis in the property of approximately $2,062,000 and the $2,092,490 cash received from the sale, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 15, 2006. The sale resulted in the liquidation of Alameda Towers.

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wycoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. The
Partnership received $28,346 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $4,772,000. The sale resulted in a gain of approximately $2,785,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Willoughby.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2006
                                   (Unaudited)


On May 1, 2006, the property and the related assets and liabilities of Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500. The
Partnership received $798,886 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $4,139,000. The sale resulted in a gain of approximately $2,104,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Grand Concourse.

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. ("Concourse Artists") were sold to an unaffiliated third party purchaser for a sales price of $1,797,500. The
Partnership received $262,106 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $1,535,000. The sale resulted in a gain of approximately $672,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Concourse Artists.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000. The Partnership received $1,743,029 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $5,522,000. The sale resulted in a gain of approximately $3,115,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Robin Housing.

On September 15, 2005, the Partnership sold its limited partnership interest in Bayridge Associates, L.P. ("Bayridge") to the Local General Partner for a sales price of $1,125,000. The Partnership received proceeds of $1,113,587 from this sale after payment of closing costs of approximately $11,000. Because Bayridge was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $5,849,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of $4,735,000 and the $1,113,587 cash received from the sale, which was recognized during the quarter ended March 15, 2006. The sale resulted in the liquidation of Bayridge.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for a sales price of $1,625,000. The proceeds were used for repayment of mortgages, other liabilities and closing costs of approximately $1,625,000. During the quarter ended September 15, 2005, in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for the Impairment of Disposal of Long-Lived Assets", the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $850,000. The sale resulted in a loss of approximately $63,000 resulting from the write-off of the basis in the property at the date of the sale which was recognized during the quarter ended March 15, 2006. The sale resulted in the liquidation of Penn Alto.

On June 8, 2005, the Partnership sold its limited partnership interest in Fox Glenn Investors, L.P. ("Fox Glenn") to the Local General Partner for a sales price of $1,400,000. The Partnership received proceeds of $200,000 and a note receivable for $1,200,000 that was paid in full on February 9, 2006 from this sale. Because Fox Glenn was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $3,126,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $1,726,000 and the $1,400,000 cash received from the sale, which was recognized during the quarter ended March 15, 2006. The sale resulted in the liquidation of Fox Glenn.

On June 2, 2005, the Partnership sold its limited partnership interest in Lancaster Towers Associates, LTD ("Lancaster") to an affiliate of the Local General Partner for a sales price of $449,750. The Partnership received proceeds of $445,500 from this sale after the payment of closing costs of approximately $4,000 from the sales price. During the quarter ended June 15, 2005, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,860,000. Because Lancaster was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $271,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $271,000. The sale resulted in the liquidation of Lancaster.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2006
                                   (Unaudited)


On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. ("Lund Hill") were sold to an unaffiliated thirty party purchaser for a sales price of $6,500,000. The Partnership received approximately $3,369,000 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,131,000. The sale resulted in a gain of approximately $1,345,000 resulting from the write-off of the deficit basis in the property. The sale resulted in the liquidation of Lund Hill.


Note 4 - Assets Held for Sale

On June 26, 2006, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Shiloh Grove Limited Partnership ("Shiloh Grove") to an affiliate of the Local General Partner for a sales price of $149,990. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending December 15, 2006. No assurance can be given that the sale will actually occur. Shiloh Grove is being held as an asset held for sale as of September 15, 2006. As of June 30, 2006, Shiloh Grove had property and equipment, at cost, of approximately $19,552,000, accumulated depreciation of approximately $10,761,000 and mortgage debt of approximately $9,494,000. Subsequently, on October 1, 2006, the Partnership sold its limited partnership interest in Shiloh Grove (see Note 7).

On March 15, 2006, United-Pennsylvanian, L.P. ("United Penn") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $500,000 plus the assumption of the mortgage debt. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending December 15, 2006. No assurance can be given that the sale will actually occur. United Penn is being held as an asset held for sale as of September 15, 2006. As of June 30, 2006, United Penn had property and equipment, at cost, of approximately $5,966,000, accumulated depreciation of approximately $4,291,000 and mortgage debt of approximately $3,120,000.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of September 15, 2006, Alameda Towers, Concourse Artists, Grand Concourse, Robin Housing , Shiloh Grove, United Penn and Willoughby were classified as discontinued operations in the consolidated financial statements. As of March 15, 2006, Bayridge Associates, L.P. ("Bayridge"), 2108 Bolton Drive Associated, L.P. ("Bolton"), Concourse Artists, Fox Glenn, Grand Concourse, Lancaster, Lund Hill, Penn Alto Associates ("Penn Alto"), Redwood, Regent Street, Robin Housing, United Penn and Willoughby were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

                                                 September 15,    March 15,
                                                     2006           2006
                                                  -----------   -----------
Assets
  Property and equipment, net of
    accumulated depreciation of $22,126,201 and
    $17,796,300, respectively                     $20,451,411   $10,392,625
  Cash and cash equivalents                           531,231       245,660
  Cash held in escrow                               4,386,551     4,121,419
  Deferred costs, net of accumulated
    amortization of $47,071 and $482,608,
    respectively                                      276,061       309,138
  Other assets                                        422,403       292,476
                                                  -----------   -----------
Total assets                                      $26,067,657   $15,361,318
                                                  ===========   ===========

Liabilities
  Mortgage notes payable                          $20,825,091   $16,677,628
  Accounts payable and other liabilities            3,619,718     3,367,790
  Due to local general partners and
    affiliates                                      4,056,698       726,594
  Due to general partners and affiliates               50,000       183,595
  Minority interest                                         0        61,379
                                                  -----------   -----------
Total liabilities                                 $28,551,507   $21,016,986
                                                  ===========   ===========

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 15, 2006, Alameda Towers, Concourse Artists, Grand Concourse, Robin Housing and Willoughby which were sold during the current year and Shiloh Grove and United Penn which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three and six months ended September 15, 2005 and in order

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2006
                                   (Unaudited)


to present comparable results for the three and six months ended September 15, 2006, Alameda Towers, Concourse Artists, Grand Concourse, Robin Housing, Shiloh Grove, United Penn and Willoughby were all classified as discontinued operations. In addition, Bayridge, Bolton, Fox Glenn, Lancaster, Lund Hill, Penn Alto, Redwood and Regent Street, which were sold during the year ended March 15, 2006, were all classified as discontinued operations on the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

                                                           Three Months Ended               Six Months Ended
                                                              September 15,                   September 15,
                                                      ----------------------------    ----------------------------
                                                          2006            2005*           2006            2005*
                                                      ------------    ------------    ------------    ------------
Revenues:

Rental income                                         $  1,579,594    $  3,198,220    $  3,708,395    $  6,577,555
Other                                                       26,213         109,291          72,735         150,715
Gain (loss) on sale of properties                        8,676,605         (30,840)      8,665,605       4,513,348
                                                      ------------    ------------    ------------    ------------
Total revenue                                           10,282,412       3,276,671      12,446,735      11,241,618
                                                      ------------    ------------    ------------    ------------

Expenses:

General and administrative                                 204,482         464,885         699,991       1,226,588
General and administrative-related parties (Note 2)         50,222         114,756         101,635         254,511
Repairs and maintenance                                    523,860         925,344       1,181,875       1,645,008
Operating                                                  116,631         475,668         650,698       1,106,912
Taxes                                                       54,315         155,664         114,533         297,822
Insurance                                                  131,061         190,776         278,516         414,088
Interest                                                   384,894         857,856         829,212       1,698,974
Depreciation and amortization                              251,845         861,679         594,067       1,852,133
Loss on impairment of fixed assets                               0         850,000               0       2,710,000
                                                      ------------    ------------    ------------    ------------

Total expenses                                           1,717,310       4,896,628       4,450,527      11,206,036
                                                      ------------    ------------    ------------    ------------

Income (loss) before minority interest                   8,565,102      (1,619,957)      7,996,208          35,582
Minority interest in loss (income) of subsidiaries
  from discontinued operations                          (1,781,675)       (452,340)     (1,779,425)       (276,896)
                                                      ------------    ------------    ------------    ------------
Net income (loss) from discontinued operations
  (including gain (loss) on sale of properties)       $  6,783,427    $ (2,072,297)   $  6,216,783    $   (241,314)
                                                      ============    ============    ============    ============

Income (loss) - limited partners from discontinued
  operations (including gain (loss) on sale of
  properties)                                         $  6,715,593    $ (2,051,574)   $  6,154,615    $   (238,901)
                                                      ============    ============    ============    ============

Number of BACs outstanding                                15,987.5        15,987.5        15,987.5        15,987.5
                                                      ============    ============    ============    ============

Income (loss) from discontinued operations
  (including gain (loss) on sale of properties) per
  BAC                                                 $     420.05    $    (128.32)   $     384.96    $     (14.94)
                                                      ============    ============    ============    ============


Cash flows from Discontinued Operations:

                                                                            Six Months Ended
                                                                              September 15,
                                                                      ----------------------------
                                                                          2006            2005*
                                                                      ------------    ------------
Net cash used in operating activities                                 $ (2,947,513)   $ (2,071,924)
                                                                      ------------    ------------
Net cash provided by investing activities                             $  6,549,923    $  8,451,745
                                                                      ------------    ------------
Net cash used in financing activities                                 $(11,537,556)   $ (2,343,603)
                                                                      ------------    ------------

* Reclassified for comparative purposes.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2006
                                   (Unaudited)


Note 6 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Magnolia Arms Associates, LTD ("Magnolia Arms")
-----------------------------------------------
Magnolia Arms made the first seven monthly payments on its mortgage in 2005, but has been in default since August of 2005 due to operating deficits. The mortgagee can take possession of the Property, collect the rents directly from the tenants and foreclose on the Property. There can be no assurance that Magnolia Arms will be able to cure the default. The mortgage payable is a current liability as of June 30, 2006. Because of these circumstances, there is substantial doubt regarding whether the Local Partnership can continue as a going concern. The Partnership's investment in Magnolia Arms was written down to zero by prior years' losses and the minority interest balance was approximately $45,000 and $47,000 at September 15, 2006 and March 15, 2006, respectively. The net loss after minority interest for Magnolia Arms amounted to approximately $96,000 and $193,000 for the quarters ended September 15, 2006 and 2005, respectively.

Quality Hill Historic  District-Phase  II-A, L.P. ("Quality Hill")
------------------------------------------------------------------
The financial statements of Quality Hill have been prepared assuming it will continue as a going concern. Quality Hill has had negative cash flows from operating activities for the past several years. Quality Hill is trying to obtain extensions for its mortgage notes payable, and is not expected to have operating cash flow to meet the financial obligations of its mortgage notes coming due. This situation raises substantial doubt about its ability to continue as a going concern.

During 2005, Quality Hill entered into a Modification Agreement with the Missouri Housing Development Commission ("MHDC") which extended the maturity date of the permanent nonrecourse financing for the Quality Hill-Cordova Hotel Apartments, which is one of the two projects included in Quality Hill, to December 2006. The balance of this note as of December 31, 2005 was $424,800.

During 2005, Quality Hill entered into negotiations with both the Hall Family Foundation of Kansas ("Foundation") and Kansas City Downtown Minority Development Corporation ("DMDC") to extend the maturity dates of each note payable to December 2006. The combined balance of the Foundation notes is $2,126,426 and was due in full in December 2005 and the combined balance of the DMDC notes was $735,000 ($225,000 was due in December 2005 and $510,000 was due in May 2005). As of December 31, 2005, Quality Hill had not been granted such an extension by either lender. Subsequent to December 31, 2005, Quality Hill Received a one year extension on the Foundation note.

As of September 15, 2006, the total of these three notes, $3,286,266, is included as a current liability in mortgage notes payable.

These items raise substantial doubt about Quality Hill's ability to continue as a going concern. The Partnership's investment in Quality Hill has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both September 15, 2006 and March 15, 2006. The net loss after minority interest for Quality Hill amounted to approximately $148,000 and $182,000 for the quarters ended September 15, 2006 and 2005, respectively.

Willoughby
----------
The financial statements of Willoughby have been prepared assuming that it will continue as a going concern. Willoughby has had operating losses and equity deficiencies that raise substantial doubt about its ability to continue as a going concern. The Partnership's investment in Willoughby has been written down to zero by prior years' losses and the minority interest balance was approximately $0 and $257,000 at September 15, 2006 and March 31, 2006, respectively. The net loss after minority interest for Willoughby (excluding gain on sale of approximately $2,786,000) amounted to approximately $31,000 and $183,000 for the quarters ended September 15, 2006 and 2005, respectively. On June 5, 2006, the property and the related assets and liabilities of Willoughby were sold (see Note 3).

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

d)  Tax Credits

A portion of the low income housing tax credits ("Tax Credits") could be subject to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of the Local Partnership property or (iii) there is a reduction in the Local Partnership interest in the property at any time during the 15-year period (the "Compliance Period") commencing at the beginning of the period that entitles qualified BAC holders to Tax Credits, generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants ("Tax Credit Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership had expired. The Compliance Periods continue through December 31, 2008 with respect to the properties depending upon when the Tax Credit Periods commenced.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2006
                                   (Unaudited)


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

Other
-----
The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 27% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of September 15, 2006, there are ten Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.


Note 7 - Subsequent Event

On October 1, 2006, the Partnership sold its limited partnership interest in Shiloh Grove to an affiliate of the Local General Partner for a sales price of $149,990. The Partnership received proceeds of $49,990 on October 3, 2006 and the remaining $100,000 is to be paid in guaranteed payments payable on certain dates through April 1, 2008. Because Shiloh Grove was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $2,750,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $2,600,000 and the $149,990 cash received from the sale, which will be recognized on the Partnership's Annual Report on Form 10-K for the year ended March 15, 2007. The sale resulted in the liquidation of Shiloh Grove. Shiloh Grove is classified as an asset held for sale as of September 15, 2006 (see Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in 31 Local Partnerships. As of September 15, 2006, the properties and the related assets and liabilities of thirteen Local Partnerships and the limited partnership interest in seven Local Partnerships were sold. For a discussion of these sales of the Local Partnerships see Note 3 to the consolidated financial statements contained in
Item 1. In addition, as of September 15, 2006, the Partnership has entered into agreements to sell the property and the related assets and liabilities of one Local Partnership and the Partnership's limited partnership interest in a second Local Partnership (see Note 4 in Item 1). Subsequently, on October 1, 2006, the Partnership sold its limited partnership interest in one Local Partnership (see
Note 7 in Item 1).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 2 in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 15, 2006.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. During the six months ended September 15, 2006 and 2005, distributions from operations of the Local Partnerships amounted to approximately $18,000 and $68,000, respectively. Additionally, during the six months ended September 15, 2006 and 2005, the Partnership received approximately $2,832,000 and $446,000 distributions of proceeds from sales.

For the six months ended September 15, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $2,625,000. This increase is attributable to net cash provided by operating activities ($951,000), a decrease in cash held in escrow relating to investing activities ($156,000), proceeds from sale of investments ($18,800,000) and a net increase in due to local general partners and affiliates relating to financing activities ($347,000) which exceeded improvements to property and equipment ($146,000), costs paid relating to sale of properties ($3,412,000), repayments of mortgage notes ($14,065,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($7,000). Included in the adjustments to reconcile the net income to net cash provided by operating activities is depreciation and amortization of approximately ($2,104,000) and gain on sale of properties of approximately ($8,666,000).

Total expenses for the three and six months ended September 15, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $2,208,011, $2,071,602, $5,014,188 and $4,749,212, respectively.

Accounts payable as of September 15, 2006 and March 15, 2006, were $4,294,768 and $2,115,469, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Included in accounts payable as of September 15, 2006 and March 15, 2006 are approximately $2,066,000 and $0 of deferred revenue from sales, respectively. In addition, accounts payable from discontinued operations, as of September 15, 2006 and March 15, 2006, totaled $301,143 and $282,628, respectively.

Accrued interest payable as of September 15, 2006 and March 15, 2006 was $6,208,698 and $5,963,620, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of September 15, 2006 and March 31, 2006, totaled $3,181,896 and $2,910,492, respectively.

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,930,000 and $7,808,000 were accrued and unpaid as of September 15, 2006 and March 15, 2006, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so.

A working capital reserve of approximately $5,061,000 remained unused at September 15, 2006.

The Partnership is not expected to have access to additional sources of financing.

Long-Term
---------

For a discussion of contingencies affecting certain Local Partnerships, see Note 6 in Item 1. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the applicable compliance period.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2006.

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

During the six months ended September 15, 2006, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. Through September 15, 2006, the Partnership has recorded approximately $2,710,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. As of September 15, 2006 and March 15, 2006, the Partnership has recorded property and equipment net of accumulated depreciation of $20,451,411 and $10,392,625, respectively, as held for sale.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 15, 2006 and 2005, consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Note 5 in Item 1).

Rental income increased approximately 2% and less than 1% for the three and six months ended September 15, 2006 as compared to the corresponding periods in 2005, primarily due to rental rate increases at the Local Partnerships partially offset by increases in rental discounts and concessions at one Local Partnership and an increase in vacancies at a second Local Partnership.

Other income increased approximately $34,000 and $53,000 for the three and six months ended September 15, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in interest income earned at the Partnership level due to higher cash balances resulting from sales.

Total expenses, excluding general and administrative, general and administrative-related parties, operating and repairs and maintenance, remained fairly consistent with an increase of approximately 2% and a decrease of less than 1% for the three and six months ended September 15, 2006 as compared to the corresponding periods in 2005.

General and administrative expenses increased approximately $113,000 for the six months ended September 15, 2006 as compared to the corresponding period in 2005, primarily due to an increase in management salaries at one Local Partnership, an increase in auditing fees, legal expenses and miscellaneous expenses related to the sale of properties at the Partnership level and a tax reimbursement received in 2005 also at the Partnership level.

General and administrative - related parties expenses decreased approximately $200,000 and $278,000 for the three and six months ended September 15, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in partnership management fees and expense reimbursement charges resulting from the sales of properties at the Partnership level.

Operating and other expenses increased approximately $250,000 for the six months ended September 15, 2006 as compared to the corresponding period in 2005, primarily due to an increase in gas and electric use and costs at three Local Partnerships.

Repair and maintenance expenses increased approximately $168,000 for the three months ended September 15, 2006 as compared to the corresponding period in 2005, primarily due to a billing delay from vendors at one Local Partnership and an increase in repairs and maintenance contracts, including groundskeeping and elevator maintenance, at a second Local Partnership partially offset by a decrease in expenses related to equipment purchase at a third Local Partnership.

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

Item 1A. Risk Factors - No changes

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         On July 7, 2006, SCM Special Fund, LLC, MPF-NY 2006, LLC, MPF Senior Note Program I, LP, MPF Flagship Fund 11, LLC and MPF DeWaay Premier Fund 3, LLC (collectively, the "Offerors") filed a Tender Offer Statement on Schedule TO (the "Schedule TO") with the Securities and Exchange Commission (the "SEC") with respect to an unsolicited tender offer (the "Offer") to purchase up to 3,197.50 Beneficial Assignment Certificates ("Units") representing assignments of limited partnership interests in the Partnership at a price of $125 per Unit, less the amount of any distributions declared or made with respect to the Units between July 7, 2006 and August 8, 2006 or such other date to which the Offer may be extended. The Offerors are not affiliated with the Partnership or its General Partners.

         On July 21, 2006, the Partnership and its General Partners filed a Solicitation/Recommendation Statement on Schedule 14D-9 (the "Schedule 14D-9") with the SEC, as required under Section 14(d)(4) of the Securities Exchange Act of 1934. In the Schedule 14D-9, the Partnership and its General Partners stated that they express no opinion and remain neutral with respect to the Offer.

         On August 25, 2006, the Offerors filed the Final Amendment to the Schedule TO with the SEC. In the Final Amendment, the Offerors reported that they received tenders by unitholders of a total of 466 Units. As stated in the Schedule 14D-9, however, the General Partners will not approve the transfer of those units to the Offerors and permit such transfers to be concluded unless and until the Offerors provide the Partnership with a legal opinion letter and an indemnity, in form and substance satisfactory to the Partnership and its counsel, addressing certain tax and other matters relating to the Offer.

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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                            By:  RELATED CREDIT PROPERTIES L.P.,
                                 a General Partner


                                 By:  Related Credit Properties Inc.,
                                      its General Partner


Date: October 12, 2006
      ----------------
                                      By:  /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes,
                                           President and Chief Executive Officer
                                           (Principal Executive and Financial
                                           Officer)


Date: October 12, 2006
      ----------------
                                      By:  /s/ Glenn F. Hopps
                                           ------------------
                                           Glenn F. Hopps,
                                           Treasurer
                                           (Principal Accounting Officer)


                                 By:  LIBERTY ASSOCIATES III, L.P.,
                                      a General Partner


                                      By:  Related Credit Properties L.P.,
                                           its General Partner


                                           By:  Related Credit Properties Inc.,
                                                its General Partner


Date: October 12, 2006
      ----------------
                                           By:  /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes,
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive and
                                                Financial Officer)


Date: October 12, 2006
      ----------------
                                           By:  /s/ Glenn F. Hopps
                                                ------------------
                                                Glenn F. Hopps,
                                                Treasurer
                                                (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P. (the "General Partners"), each of which is a general partner of Liberty Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 15, 2006 of the Partnership;

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



         Date: October 12, 2006
               ----------------
                                           By:  /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes,
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                             CODE ("18 U.S.C. 1350")


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 15, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     October 12, 2006