Form 10-Q
period 2006-12-15
LIBERTY TAX CREDIT PLUS LP
filed 2007-01-24
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 15, 2006


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1. Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                             December 15,      March 15,
                                                                                 2006            2006
                                                                             ------------    ------------
                                                                             (Unaudited)      (Audited)
                                     ASSETS

Operating Assets

  Property and equipment, at cost, net of accumulated depreciation of
    $47,786,260 and $66,711,988, respectively                                $ 32,555,373    $ 56,381,985
  Cash and cash equivalents                                                     5,737,110       3,760,882
  Cash held in escrow                                                           2,924,835       5,774,684
  Accounts receivable - tenants                                                   353,962         277,088
  Deferred costs, net of accumulated amortization of $817,905 and
    $823,279, respectively                                                        819,555       1,186,099
  Other assets                                                                  2,926,256         735,984
                                                                             ------------    ------------

Total operating assets                                                         45,317,091      68,116,722
                                                                             ------------    ------------

Assets from discontinued operations (Note 5)
  Property and equipment held for sale, net of accumulated depreciation
     of $8,205,375 and $17,769,300, respectively                                4,204,297      10,392,625
  Net assets held for sale                                                      3,477,172       4,968,693
                                                                             ------------    ------------
Total assets from discontinued operations                                       7,681,469      15,361,318
                                                                             ------------    ------------

Total assets                                                                 $ 52,998,560    $ 83,478,040
                                                                             ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

Operating Liabilities

  Mortgage notes payable                                                     $ 37,542,705    $ 60,626,619
  Accounts payable                                                              2,264,400       2,115,469
  Accrued interest payable                                                      6,493,580       5,963,620
  Security deposits payable                                                       215,527         363,306
  Due to local general partners and affiliates                                 16,707,885      20,258,730
  Due to general partners and affiliates                                        8,048,124       7,839,189
                                                                             ------------    ------------

Total operating liabilities                                                    71,272,221      97,166,933
                                                                             ------------    ------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                                7,631,102      16,677,628
  Net liabilities held for sale (including minority interest)                   3,327,213       4,339,358
                                                                             ------------    ------------
Total liabilities from discontinued operations                                 10,958,315      21,016,986
                                                                             ------------    ------------

Minority interests                                                               (577,205)       (692,096)
                                                                             ------------    ------------

Commitments and contingencies (Note 6)

Partners' deficit:
  Limited partners (15,987.5 BACs issued and outstanding)                     (27,685,404)    (32,990,826)
  General partners                                                               (969,367)     (1,022,957)
                                                                             ------------    ------------


Total partners' deficit                                                       (28,654,771)    (34,013,783)
                                                                             ------------    ------------

Total liabilities and partners' deficit                                      $ 52,998,560    $ 83,478,040
                                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                        December 15,                    December 15,
                                                ----------------------------    ----------------------------
                                                    2006            2005*           2006            2005*
                                                ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                   $  3,038,420    $  3,173,484    $  9,245,866    $  9,350,429
Other                                                 87,754          79,092         274,176         212,345
                                                ------------    ------------    ------------    ------------
Total revenues                                     3,126,174       3,252,576       9,520,042       9,562,774
                                                ------------    ------------    ------------    ------------

Expenses
General and administrative                           571,054         563,061       1,586,325       1,477,538
General and administrative - related parties
  (Note 2)                                           278,450         477,053         868,929       1,346,543
Repairs and maintenance                            1,299,609         937,808       3,013,498       2,806,233
Operating and other                                  285,270         377,063       1,530,078       1,373,166
Taxes                                                179,324         183,778         516,701         522,089
Insurance                                            161,880         170,572         494,233         506,004
Financial                                            986,828         990,624       2,950,397       2,922,040
Depreciation and amortization                        710,456         726,806       2,132,314       2,183,580
                                                ------------    ------------    ------------    ------------

Total expenses from operations                     4,472,871       4,426,765      13,092,475      13,137,193
                                                ------------    ------------    ------------    ------------

Loss from operations before minority interest     (1,346,697)     (1,174,189)     (3,572,433)     (3,574,419)

Minority interest in loss of subsidiaries
  from operations                                      5,593           1,446           9,410           7,704
                                                ------------    ------------    ------------    ------------

Loss from operations                              (1,341,104)     (1,172,743)     (3,563,023)     (3,566,715)

Discontinued Operations:
Income from discontinued operations
  (including gain (loss) on sale of
  properties) (Note 5)                             2,751,755       5,728,600       8,922,035       5,508,406
                                                ------------    ------------    ------------    ------------
Net income                                      $  1,410,651    $  4,555,857    $  5,359,012    $  1,941,691
                                                ============    ============    ============    ============

Loss from operations - limited partners         $ (1,327,693)   $ (1,161,016)   $ (3,527,393)   $ (3,531,048)
Income from discontinued operations
  (including gain (loss) on sale of
  properties) - limited partners                   2,724,237       5,671,314       8,832,815       5,453,322
                                                ------------    ------------    ------------    ------------
Income - limited partners                       $  1,396,544    $  4,510,298    $  5,305,422    $  1,922,274
                                                ============    ============    ============    ============

Number of BACs outstanding                          15,987.5        15,987.5        15,987.5        15,987.5
                                                ============    ============    ============    ============

Loss from operations per BAC                    $     (83.04)   $     (72.62)   $    (220.63)   $    (220.86)
Income from discontinued operations per BAC           170.40          354.74          552.48          341.10
                                                ------------    ------------    ------------    ------------

Net income per BAC                              $      87.36    $     282.12    $     331.85    $     120.24
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

                           LIBERTY TAX CREDIT PLUS L.P
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                           Limited        General
                                            Total          Partners       Partner
                                        ------------    ------------    ------------
Partners' deficit - March 16, 2006      $(34,013,783)   $(32,990,826)   $ (1,022,957)

Net income                                 5,359,012       5,305,422          53,590
                                        ------------    ------------    ------------

Partners' deficit - December 15, 2006   $(28,654,771)   $(27,685,404)   $   (969,367)
                                        ============    ============    ============

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                December 15,
                                                                        ----------------------------
                                                                            2006            2005
                                                                        ------------    ------------
Net income                                                              $  5,359,012    $  1,941,691

Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Gain on sale of properties                                              (7,941,628)    (10,550,777)
  Loss on impairment of fixed assets                                               0       2,710,000
  Depreciation and amortization                                            2,947,224       4,936,374
  Minority interest in (loss) of subsidiaries                             (1,880,557)       (272,357)
  (Increase) decrease in accounts receivable - tenants                      (311,030)        147,056
  Increase in other assets                                                  (330,759)     (1,275,872)
  Increase in accounts payable                                             1,384,247       2,627,491
  Increase in accrued interest payable                                     1,015,260         763,916
  Decrease in security deposits payable                                      (31,052)        (50,038)
  Increase in due to general partners and affiliates                          75,340          55,727
  Decrease (increase) in cash held in escrow                                 267,236      (1,431,645)
                                                                        ------------    ------------

Net cash provided by (used in) operating activities                          553,293        (398,434)
                                                                        ------------    ------------

Cash flows from investing activities:
  Decrease in cash held in escrow                                            249,481       1,179,131
  Proceeds from sale of investments                                       18,942,480       7,684,400
  Costs paid relating to sale of properties                               (2,237,891)       (222,016)
  Improvements to property and equipment                                    (428,090)       (563,131)
                                                                        ------------    ------------

Net cash provided by investing activities                                 16,525,980       8,078,384
                                                                        ------------    ------------

Cash flows from financing activities:
  Repayments of mortgage notes                                           (14,332,892)     (4,482,822)
  Increase in due to local general partners and affiliates                   779,473       1,027,345
  Decrease in due to local general partners and affiliates                  (418,711)              0
  Decrease in capitalization of consolidated subsidiaries
    attributable to minority interest                                     (1,233,355)       (235,594)
  Distribution                                                                     0      (1,938,121)
                                                                        ------------    ------------

  Net cash used in financing activities                                  (15,205,485)     (5,629,192)
                                                                        ------------    ------------

  Net increase in cash and cash equivalents                                1,873,788       2,050,758

  Cash and cash equivalents at beginning of period                         4,006,542       4,779,438
                                                                        ------------    ------------

  Cash and cash equivalents at end of period*                           $  5,880,330    $  6,830,196
                                                                        ============    ============

Summarized below are the components of the gain on sale of
  properties:
  Decrease in property and equipment, net of accumulated depreciation   $ 27,554,006    $ 19,996,475
  Decrease in mortgage notes payable                                     (17,797,548)    (21,962,052)
  Decrease in due to general partners and affiliates                          (7,500)       (252,500)
  Decrease in due to local general partner and affiliates                 (4,604,506)     (2,256,995)
  Decrease in due to selling partners                                              0      (1,412,272)
  Decrease in cash held in escrow                                          3,294,032       4,554,061
  Decrease in rents receivable                                               322,446         220,458
  (Increase) decrease in other assets                                     (1,785,807)         99,161
  Decrease in accounts payable                                            (1,304,762)     (1,117,566)
  Decrease in accrued interest payable                                      (270,072)       (763,557)
  Decrease in security deposits payable                                     (247,688)       (112,271)
  Decrease in deferred cost                                                  574,529         189,278
  Increase (decrease) in capitalization of consolidated subsidiaries
    attributable to minority interest                                      3,035,831        (270,613)

Non-cash investing activities:
  Increase in other assets - proceeds receivable from sale of
    partnership limited interest                                        $ (2,100,000)   $          0

* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $143,220 and $213,193, respectively.

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 15, 2006 and 2005, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and 16 and 23 subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes, the Partnership's fiscal quarter ends on December 15. All subsidiary partnerships have fiscal quarters ending September
30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 15. The Partnership's quarter ends on December 15 in order to allow adequate time for the subsidiary partnerships' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring
adjustments)   necessary  to  present  fairly  the  financial  position  of  the
Partnership as of December 15, 2006 and March 15, 2006, the results of operations for the three and nine months ended December 15, 2006 and 2005 and cash flows for the nine months ended December 15, 2006 and 2005. However, the operating results and cash flows for the nine months ended December 15, 2006 may not be indicative of the results for the year.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. There were no such losses for both the three and nine months ended December 15, 2006 and approximately $0 and $735,000 of aggregate losses for the three and nine months ended December 15, 2005, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 15, 2006 and 2005 were as follows:

                                                           Three Months Ended        Nine months Ended
                                                               December 15,              December 15,
                                                         -----------------------   -----------------------
                                                            2006         2005*        2006         2005*
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $  153,935   $  222,750   $  424,574   $  670,750
Expense reimbursement (b)                                    15,749      138,473      118,611      347,542
Local administrative fee (d)                                  2,500        2,719        7,500        7,156
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partners           172,184      363,942      550,685    1,025,448
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  local general partners (c)                                106,266      113,111      318,244      321,095
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  278,450   $  477,053   $  868,929   $1,346,543
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purpose.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2006
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and nine months ended December 15, 2006 and 2005 were as follows:

                                                          Three Months Ended   Nine months Ended
                                                             December 15,          December 15,
                                                         -------------------   -------------------
                                                           2006       2005*      2006       2005*
                                                         --------   --------   --------   --------
Local administrative fee (d)                             $  3,942   $  9,281   $ 11,828   $ 27,844
                                                         --------   --------   --------   --------
Total general and administrative-General Partners           3,942      9,281     11,828     27,844
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
  local general partners (c)                               50,860    102,878    172,197    365,144
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $ 54,802   $112,159   $184,025   $392,988
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,938,000 and $7,697,000 were accrued and unpaid as of December 15, 2006 and March 15, 2006, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $0 and $111,000 were accrued and unpaid as of December 15, 2006 and March 15, 2006, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by the subsidiary partnerships in operations amounted to $257,303 and $355,836 and $833,960 and $1,105,978 for the three and nine months ended December 15, 2006 and 2005, respectively. Of these fees, $157,126 and $215,989 and $490,441 and $686,239 were incurred to affiliates of the local general partners, which include $50,860 and $102,878 and $172,197 and $365,144 of fees relating to discontinued operations.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of December 15, 2006, the Partnership had disposed of 21 of its 31 original investments and two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 4). No assurance can be given as to whether or when these sales will actually occur. Subsequently, on December 29, 2006, one Local Partnership sold its property and the related assets and liabilities (see Note 7).

On October 1, 2006, the Partnership sold its limited partnership interest in Shiloh Grove Limited Partnership ("Shiloh Grove") to the Local General Partner for a sales price of $149,990. The Partnership received proceeds of $49,990 on October 3, 2006 and the remaining $100,000 is to be paid in guaranteed payments payable on certain dates through April 1, 2008 and is included in other assets at December 15, 2006. Because Shiloh Grove was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $2,990,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $2,840,000 at the time of the sale, and the $149,990 cash and guaranteed payments receivable from the sale. The sale resulted in the liquidation of Shiloh Grove.

On August 31, 2006, the Partnership sold its limited partnership interest in Alameda Towers Associates, L.P. ("Alameda Towers") to the Local General Partner for a sales price of $2,092,490. The Partnership received proceeds of $92,490 on December 5, 2006 and the remaining $2,000,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008 and is included in other assets at December 15, 2006. Because Alameda Towers was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $7,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $2,099,000 and the $2,092,490 cash and guaranteed payments receivable from the sale. The sale resulted in the liquidation of Alameda Towers.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2006
                                   (Unaudited)


On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wycoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. The
Partnership received $28,346 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $4,772,000. The sale resulted in a gain of approximately $2,785,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $(694,000) was recorded during the quarter ended December 15, 2006, resulting in an overall gain of approximately $2,091,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $47,000 resulting from the write-off of payables owed to the Local General Partner. The sale resulted in the liquidation of Willoughby.

On May 1, 2006, the property and the related assets and liabilities of Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500. The
Partnership received $798,886 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $4,139,000. The sale resulted in a gain of approximately $2,104,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $33,000 was recorded during the quarter ended December 15, 2006, resulting in an overall gain of approximately $2,137,000. The sale resulted in the liquidation of Grand Concourse.

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. ("Concourse Artists") were sold to an unaffiliated third party purchaser for a sales price of $1,797,500. The
Partnership received $262,106 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $1,535,000. The sale resulted in a gain of approximately $672,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $(29,000) was recorded during the quarter ended December 15, 2006, resulting in an overall gain of approximately $643,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $30,000 resulting from the write-off of payables owed to the Local General Partner. The sale resulted in the liquidation of Concourse Artists.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000. The Partnership received $1,743,029 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $5,522,000. The sale resulted in a gain of approximately $3,115,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $25,000 was recorded during the quarter ended December 15, 2006, resulting in an overall gain of approximately $3,140,000. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $25,000 resulting from the write-off of receivables owed by the Local General Partner. The sale resulted in the liquidation of Robin Housing.

On September 15, 2005, the Partnership sold its limited partnership interest in Bayridge Associates, L.P. ("Bayridge") to the Local General Partner for a sales price of $1,125,000. The Partnership received proceeds of $1,113,587 from this sale after payment of closing costs of approximately $11,000. A gain of approximately $5,920,000 was originally recognized on the sale resulting from the write-off of the deficit basis in the property of approximately $4,806,000 and the $1,113,587 cash received from the sale. However, during the quarter ended March 31, 2006, a determination was made that the sale was actually to a related party of the Local Partnership, and a reclassification was made from gain on sale to a contribution to the Local Partnership from the Local General Partner of approximately $5,849,000 including an adjustment to the original gain of approximately $71,000 recognized during the quarter ended March 31, 2006. Such contribution flows through minority interest. The sale resulted in the liquidation of Bayridge.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for a sales price of $1,625,000. The proceeds were used for repayment of mortgages, other liabilities and closing costs of approximately $1,625,000. During the quarter ended September 15, 2005, in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for the Impairment of Disposal of Long-Lived Assets", the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $850,000. The sale resulted in a gain of approximately $127,000 resulting from the write-off of the basis in the property at the date of the sale. An adjustment to the gain of approximately ($190,000) was recorded during the quarter ended March 15, 2006, resulting in an overall loss of approximately $63,000. The sale resulted in the liquidation of Penn Alto.

On June 8, 2005, the Partnership sold its limited partnership interest in Fox Glenn Investors, L.P. ("Fox Glenn") to the Local General Partner for a sales price of $1,400,000. The Partnership received proceeds of $200,000 and a note receivable for $1,200,000, that was paid in full on February 9, 2006, from this sale. Because Fox Glenn was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $3,126,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $1,726,000 and the $1,400,000 cash received from the sale, which was recognized during the quarter ended March 15, 2006. The sale resulted in the liquidation of Fox Glenn.

On June 2, 2005, the Partnership sold its limited partnership interest in Lancaster Towers Associates, LTD ("Lancaster") to an affiliate of the Local General Partner for a sales price of $449,750. The Partnership received proceeds of $445,500 from this sale after the payment of closing costs of approximately $4,000 from the sales price. During the quarter ended June 15, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,860,000. Because Lancaster was sold to a related party of the Local
Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $271,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $271,000 at the date of the sale. The sale resulted in the liquidation of Lancaster.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2006
                                   (Unaudited)


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

On February 17, 2005, the Partnership's limited partnership interest in Redwood Villa Associates ("Redwood") was sold to the Local General Partner for a sales price of $60,000. The Partnership received proceeds of $59,400 from this sale. A gain of approximately $1,749,000 was originally recognized on the sale resulting from the write-off of the deficit basis in the property of approximately $1,690,000 and the $59,400 cash received from the sale. However, during the quarter ended March 31, 2006, a determination was made that the sale was actually to a related party of the Local Partnership, and a reclassification was made from gain on sale to a contribution to the Local Partnership from the Local General Partner of approximately $1,789,000 including an adjustment to the original gain of approximately $26,000 recognized during the quarter ended March 31, 2006. Such contribution flows through minority interest. The sale resulted in the liquidation of Redwood.

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. ("Lund Hill") were sold to an unaffiliated thirty party purchaser for a sales price of $6,500,000. The Partnership received approximately $3,369,000 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,131,000. The sale resulted in a gain of approximately $1,356,000 resulting from the write-off of the deficit basis in the property. The sale resulted in the liquidation of Lund Hill.


Note 4 - Assets Held for Sale

On September 28, 2006, Greenleaf Associates, L.P. ("Greenleaf") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $5,264,177 including the assumption of the mortgage debt. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending March 15, 2007. No assurance can be given that the sale will actually occur. Greenleaf is being held as an asset held for sale as of December 15, 2006. As of September 30, 2006, Greenleaf had property and equipment, at cost, of approximately $6,348,000, accumulated depreciation of approximately $3,872,000 and mortgage debt of approximately $4,512,000.

On March 15, 2006, United-Pennsylvanian, L.P. ("United Penn") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $500,000 plus the assumption of the mortgage debt. The sales documents have been executed and the initial deposit funds are being held in escrow. United Penn is being held as an asset held for sale as of December 15, 2006. As of September 30, 2006, United Penn had property and equipment, at cost, of approximately $5,966,000, accumulated depreciation of approximately $4,291,000 and mortgage debt of approximately $3,120,000. Subsequently on December 29, 2006, United Penn sold its property and the related assets and liabilities (see Note 7).

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2006
                                   (Unaudited)


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of December 15, 2006, Alameda Towers, Concourse Artists, Grand Concourse, Greenleaf, Robin Housing , Shiloh Grove, United Penn and Willoughby were classified as discontinued operations in the consolidated financial statements. As of March 15, 2006, Bayridge, 2108 Bolton Drive Associated, L.P. ("Bolton"), Concourse Artists, Fox Glenn, Grand Concourse, Lancaster, Lund Hill, Penn Alto, Redwood, Regent Street, Robin Housing, United Penn and Willoughby were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

                                               December 15,      March 15,
                                                   2006            2006
                                               ------------    ------------
Assets
  Property and equipment, net of accumulated
    depreciation of $8,205,375 and
    $17,796,300, respectively                  $  4,204,297    $ 10,392,625
  Cash and cash equivalents                         143,220         245,660
  Cash held in escrow                             3,160,519       4,121,419
  Deferred costs, net of accumulated
    amortization of $5,833 and $482,608,
    respectively                                     42,953         309,138
  Other assets                                      130,480         292,476
                                               ------------    ------------
Total assets                                   $  7,681,469    $ 15,361,318
                                               ============    ============

Liabilities
  Mortgage notes payable                       $  7,631,102    $ 16,677,628
  Accounts payable and other liabilities          3,382,611       3,367,790
  Due to local general partners and
    affiliates                                       33,695         726,594
  Due to general partners and affiliates             42,500         183,595
  Minority interest                                (131,593)         61,379
                                               ------------    ------------
Total liabilities                              $ 10,958,315    $ 21,016,986
                                               ============    ============


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 15, 2006, Alameda Towers, Concourse Artists, Grand Concourse, Robin Housing, Shiloh Grove and Willoughby, which were sold during the current year and Greenleaf and United Penn which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three and nine months ended December 15, 2005 and in order to present comparable results for the three and nine months ended December 15, 2006, Alameda Towers, Concourse Artists, Grand Concourse, Greenleaf, Robin Housing, Shiloh Grove, United Penn and Willoughby were all classified as discontinued operations. In addition, Bayridge, Bolton, Fox Glenn, Lancaster, Lund Hill, Penn Alto, Redwood and Regent Street, which were sold during the year ended March 15, 2006, were all classified as discontinued operations on the consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2006
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                          Three Months Ended          Nine months Ended
                                                             December 15,                December 15,
                                                      --------------------------   -------------------------
                                                         2006           2005*         2006           2005*
                                                      -----------    -----------   -----------   -----------
Revenues:

Rental income                                         $ 1,526,091    $ 3,163,498   $ 5,711,336   $10,211,360
Other                                                      32,885         58,415       109,308       213,035
(Loss) gain on sale of properties                        (723,977)     6,037,429     7,941,628    10,550,777
                                                      -----------    -----------   -----------   -----------
Total revenue                                             834,999      9,259,342    13,762,272    20,975,172
                                                      -----------    -----------   -----------   -----------

Expenses:

General and administrative                                299,051        603,282     1,082,264     1,900,468
General and administrative-related parties (Note 2)        54,802        112,159       184,025       392,988
Repairs and maintenance                                   616,257      1,036,078     2,025,433     2,849,121
Operating                                                 152,165        373,424       835,975     1,511,770
Taxes                                                      76,425        125,393       202,958       435,215
Insurance                                                 112,578        256,622       405,949       685,107
Interest                                                  289,283        752,703     1,159,870     2,493,956
Depreciation and amortization                             133,255        813,073       814,910     2,752,794
Loss on impairment of fixed assets                              0              0             0     2,710,000
                                                      -----------    -----------   -----------   -----------

Total expenses                                          1,733,816      4,072,734     6,711,384    15,731,419
                                                      -----------    -----------   -----------   -----------

(Loss) income before minority interest                   (898,817)     5,186,608     7,050,888     5,243,753
Minority interest in loss of subsidiaries from
  discontinued operations                               3,650,572        541,992     1,871,147       264,653
                                                      -----------    -----------   -----------   -----------
Net income from discontinued operations (including
  gain (loss) on sale of properties)                  $ 2,751,755    $ 5,728,600   $ 8,922,035   $ 5,508,406
                                                      ===========    ===========   ===========   ===========

Income - limited partners from discontinued
  operations (including gain (loss) on sale of
  properties)                                         $ 2,724,237    $ 5,671,314   $ 8,832,815   $ 5,453,322
                                                      ===========    ===========   ===========   ===========

Number of BACs outstanding                               15,987.5       15,987.5      15,987.5      15,987.5
                                                      ===========    ===========   ===========   ===========

Income from discontinued operations (including gain
  (loss) on sale of properties) per BAC               $    170.40    $    354.74   $    552.48   $    341.10
                                                      ===========    ===========   ===========   ===========

Cash flows from Discontinued Operations:

                                                                                      Nine months Ended
                                                                                         December 15,
                                                                                   -------------------------
                                                                                      2006           2005*
                                                                                   -----------   -----------
Net cash used in operating activities                                              $(1,701,631)  $(4,400,790)
                                                                                   -----------   -----------
Net cash (used in) provided by investing activities                                $(1,041,361)  $ 8,219,103
                                                                                   -----------   -----------
Net cash (used in) provided by financing activities                                $(12,193,15)  $   448,254
                                                                                   -----------   -----------


* Reclassified for comparative purposes.


Note 6 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Magnolia Arms Associates, LTD ("Magnolia Arms")
-----------------------------------------------
Magnolia Arms made the first seven monthly payments on its mortgage in 2005, but has been in default since August of 2005 due to operating deficits. The mortgagee can take possession of the Property, collect the rents directly from the tenants and foreclose on the Property. There can be no assurance that Magnolia Arms will be able to cure the default. The mortgage payable is a current liability as of September 30, 2006. Because of these circumstances,

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2006
                                   (Unaudited)


there is substantial doubt regarding whether the Local Partnership can continue as a going concern. The Partnership's investment in Magnolia Arms was written down to zero by prior years' losses and the minority interest balance was approximately $42,000 and $47,000 at December 15, 2006 and March 15, 2006, respectively. The net loss after minority interest for Magnolia Arms amounted to approximately $246,000 and $214,000 for the nine months ended December 15, 2006 and 2005, respectively.

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

During 2005, Quality Hill entered into a Modification Agreement with the Missouri Housing Development Commission ("MHDC") which extended the maturity date of the permanent nonrecourse financing for the Quality Hill-Cordova Hotel Apartments, which is one of the two projects included in Quality Hill, to December 2006. The balance of this note as of December 31, 2005 was $424,800. As of December 15, 2006, Quality Hill has filed for another extension; however, no extension has been granted as of the filing date of this form.

During 2005, Quality Hill entered into negotiations with both the Hall Family Foundation of Kansas ("Foundation") and Kansas City Downtown Minority Development Corporation ("DMDC") to extend the maturity dates of each note payable to December 2006. The combined balance of the Foundation notes is $2,126,426 and was due in full in December 2005 and the combined balance of the DMDC notes was $735,000 ($225,000 was due in December 2005 and $510,000 was due in May 2005). As of December 31, 2005, Quality Hill had not been granted such an extension by either lender. Subsequent to December 31, 2005, Quality Hill received a one year extension on the Foundation note. As of December 15, 2006, Quality Hill has filed for another extension; however, no extension has been granted as of the filing date of this form.

As of December 15, 2006, the total of these three notes, $3,286,266, is included as a current liability in mortgage notes payable.

These items raise substantial doubt about Quality Hill's ability to continue as a going concern. The Partnership's investment in Quality Hill has been written down to zero by prior years' losses and the minority interest balance was approximately $0 at both December 15, 2006 and March 15, 2006. The net loss after minority interest for Quality Hill amounted to approximately $223,000 and $238,000 for the nine months ended December 15, 2006 and 2005, respectively.

Willoughby
----------
The financial statements of Willoughby have been prepared assuming that it will continue as a going concern. Willoughby has had operating losses and equity deficiencies that raise substantial doubt about its ability to continue as a going concern. The Partnership's investment in Willoughby has been written down to zero by prior years' losses and the minority interest balance was approximately $0 and $257,000 at December 15, 2006 and March 31, 2006, respectively. The net loss after minority interest for Willoughby (excluding gain on sale of approximately $2,091,000) amounted to approximately $31,000 and $239,000 for the nine months ended December 15, 2006 and 2005, respectively. On June 5, 2006, the property and the related assets and liabilities of Willoughby were sold (see Note 3).

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

e)  Other

Greenleaf Associates, L.P. ("Greenleaf")
----------------------------------------
A former tenant brought suit against Greenleaf's on-site manager for damages of $100,000. An amended complaint does not specify an amount of damages. The former tenant claims violation of the 14th Amendment, false arrest, obstruction of justice and civil conspiracy. Management intends to vigorously contest the

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2006
                                   (Unaudited)


matter. An evaluation of the likelihood of an unfavorable outcome and estimate of the amount of possible loss cannot be made at this early stage of the proceedings. On September 28, 2006, Greenleaf entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note
4).

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

Other
-----
The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 30% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of December 15, 2006, there are nine Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.


Note 7 - Subsequent Event

On December 29, 2006, the property and the related assets and liabilities of United Penn were sold to an unaffiliated third party purchaser for a sales price of $500,000 plus the assumption of the mortgage debt. The Partnership received $217,227 as a distribution from this sale after the payment of closing costs, other liabilities and distributions to minority interest of approximately $283,000. The sale resulted in a gain of approximately $2,406,000 resulting from the write-off of the deficit basis in the property, which will be recognized on the Partnership's Annual Report on Form 10-K for the year ended March 15, 2007. The sale resulted in the liquidation of United Penn.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in 31 Local Partnerships. As of December 15, 2006, the properties and the related assets and liabilities of thirteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold. For a discussion of these sales of the Local Partnerships see Note 3 to the consolidated financial statements contained in
Item 1. In addition, as of December 15, 2006, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Item 1, Note 4) and subsequently, on December 29, 2006, one of these Local Partnerships sold its property and the related assets and liabilities (see Item 1, Note 7).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 2 in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 15, 2006.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. During the nine months ended December 15, 2006 and 2005, distributions from operations of the Local Partnerships amounted to approximately $18,000 and $101,000, respectively. Additionally, during the nine months ended December 15, 2006 and 2005, the Partnership received approximately $2,975,000 and $557,000 as distributions and proceeds from sales.

For the nine months ended December 15, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately ($1,874,000). This increase is attributable to net cash provided by operating activities of approximately ($553,000), proceeds from sale of investments of approximately ($18,942,000), a decrease in cash held in escrow relating to investing activities of approximately ($249,000) and a net increase in due to local general partners and affiliates of approximately ($361,000) which exceeded improvements to property and equipment of approximately ($428,000), costs paid relating to sale of properties of approximately ($2,238,000), repayments of mortgage notes of approximately ($14,333,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately ($1,233,000). Included in the adjustments to reconcile net income to net cash provided by operating activities are depreciation and amortization of approximately ($2,947,000) and gain on sale of properties of approximately ($7,942,000).

Total expenses for the three and nine months ended December 15, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $2,497,137, $2,232,282, $7,140,835 and $6,685,030, respectively.

Accounts payable as of December 15, 2006 and March 15, 2006, were $2,264,400 and $2,115,469, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships other than the Local Partnerships disclosed in Item 1, Note 6a) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the a short and long term. As of December 15, 2006 and March 15, 2006, there were no deferred revenue from sales. In addition, accounts payable from discontinued operations, as of December 15, 2006 and March 15, 2006, totaled $213,182 and $282,628, respectively.

Accrued interest payable as of December 15, 2006 and March 15, 2006 was $6,493,580 and $5,963,620, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.
 In addition, accrued interest payable from discontinued operations, as of December 15, 2006 and March 31, 2006, totaled $3,125,720 and $2,910,492, respectively.

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,938,000 and $7,808,000 were accrued and unpaid as of December 15, 2006 and March 15, 2006, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so.

A working capital reserve of approximately $4,926,000 remained unused at December 15, 2006.

The Partnership is not expected to have access to additional sources of financing.

Long-Term
---------

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 6. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax
Credits if the investment is lost before the expiration of the applicable compliance period.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8,
Note 2 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2006.

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

During the nine months ended December 15, 2006, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. Through December 15, 2006, the Partnership has recorded approximately $2,710,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. As of December 15, 2006 and March 15, 2006, the Partnership has recorded property and equipment net of accumulated depreciation of $4,204,297 and $10,392,625, respectively, as held for sale. See Item 1, Note 4 regarding assets held for sale and Item 1, Note 5 regarding discontinued operations.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 15, 2006 and 2005, consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note
5).

Rental income decreased approximately 4% and 1% for the three and nine months ended December 15, 2006 as compared to the corresponding periods in 2005, primarily due to increases in vacancies at three Local Partnerships partially offset by rental rate increases and decreases in vacancies at two other Local Partnerships.

Other income increased approximately $9,000 and $62,000 for the three and nine months ended December 15, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in interest income earned at the Partnership level due to higher cash balances resulting from sales.

Total expenses, excluding general and administrative-related parties, operating and repairs and maintenance, remained fairly consistent with a decrease of less than 1% and an increase of approximately 1% for the three and nine months ended December 15, 2006, respectively, as compared to the corresponding periods in 2005.

General and administrative - related parties expenses decreased approximately $199,000 and $478,000 for the three and nine months ended December 15, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in partnership management fees and expense reimbursement charges at the Partnership level resulting from the sales of properties.

Operating and other expenses decreased approximately $92,000 and increased approximately $157,000 for the three and nine months ended December 15, 2006, respectively, as compared to the corresponding periods in 2005. The increase is primarily due to a raise in gas and electric use and costs due to a cold winter season at three Local Partnerships. The decrease is primarily due to the timing of invoices received from vendors at one Local Partnership.

Repair and maintenance expenses increased approximately $362,000 and $207,000 for the three and nine months ended December 15, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in repairs and maintenance contracts, including groundskeeping, elevator maintenance and carpeting, at two Local Partnerships, an increase in major repairs such as boiler repairs, building and apartment interior restoration at a third Local Partnership, and new carpeting and appliance installations at a fourth Local Partnership.

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


                          LIBERTY TAX CREDIT PLUS L.P.
                                  (Registrant)


                                     By: RELATED CREDIT PROPERTIES L.P.,
                                         a General Partner


                                         By: Related Credit Properties Inc.,
                                             its General Partner


Date: January 24, 2007
      ----------------
                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes,
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive and
                                                 Financial Officer)


Date: January 24, 2007
      ----------------
                                             By: /s/ Glenn F. Hopps
                                                 ------------------
                                                 Glenn F. Hopps,
                                                 Treasurer
                                                 (Principal Accounting Officer)


                                     By: LIBERTY ASSOCIATES III, L.P.,
                                         a General Partner


                                         By: Related Credit Properties L.P.,
                                             its General Partner


                                             By: Related Credit Properties Inc.,
                                                 its General Partner


Date: January 24, 2007
      ----------------
                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes,
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive and
                                                 Financial Officer)


Date: January 24, 2007
      ----------------
                                             By: /s/ Glenn F. Hopps
                                                 ------------------
                                                 Glenn F. Hopps,
                                                 Treasurer
                                                 (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended December 15, 2006 of the registrant;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



         Date:  January 24, 2007
                ----------------
                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes,
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                             CODE ("18 U.S.C. 1350")


In connection with the Quarterly Report of Liberty Tax Credit Plus L.P. on Form 10-Q for the period ended December 15, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     January 24, 2007