Form 10-K
period 2007-03-15
LIBERTY TAX CREDIT PLUS LP
filed 2007-06-13
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 15, 2007

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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 15, 2006, was ($29,082,000), based on Limited Partner equity (deficit) as of such date.


                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I


Item 1. Business.

General
-------

Liberty Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 26, 1987. The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates", and together with the Related General Partner, the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Credit Properties GP LLC ("Credit Properties"), a Delaware limited liability company. The general partner of Liberty Associates is the Related General Partner. The ultimate parent of the General Partners is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also retired from his position as President, Chief Executive Officer and Chief Financial Officer of the general partner of the Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships," "subsidiaries" or "subsidiary partnerships") which own leveraged-low and moderate-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects", and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit"). The Partnership's investment in each Local Partnership represents a 71.54% to 98% interest in each of the Local Partnerships. The Partnership does not anticipate making any additional investments. As of March 15, 2007, the Partnership has disposed of twenty-two of its thirty-one original Properties, and two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities. Subsequently, on April 26, 2007, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities, and on May 11, 2007, the property and the related assets and liabilities of one Local Partnership were sold.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 15, 2007, the Partnership has recorded approximately $2,710,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

As of March 15, 2007, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Furthermore, at this time there can be no assurance that the Partnership will achieve this investment objective. During the fiscal year ended March 15, 2007, distributions from sales proceeds were made to the BACs holders of approximately $2,750,000 and to the General Partners of approximately $28,000. Through March 15, 2007, distributions from sales proceeds were made to the BACs holders of approximately $8,122,000 and to the General Partners of approximately $82,000.

The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 33% of the Properties are located in any single state.

The Partnership is the beneficiary of certain subsidy agreements pursuant to which the United States Department of Housing and Urban Development ("HUD") subsidizes the amount of rent that the Local Partnerships earn. There are substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of March 15, 2007, there are eight Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

The Partnership is currently in the process of disposing of its investments. As of March 15, 2007, the Partnership has disposed of twenty-two of its thirty-one original investments and two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities. Subsequently, on April 26, 2007, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities, and on May 11, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Item 8, Note 15).

On December 29, 2006, the property and the related assets and liabilities of United-Pennsylvanian, L.P. ("United Penn") were sold to an unaffiliated third party purchaser for a sales price of $500,000 plus the assumption of the mortgage debt. The Partnership received $217,227 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $283,000. The sale resulted in a gain of approximately $2,225,000, resulting from the write-off of the deficit basis in the property at the date of the sale.

On October 1, 2006, the Partnership sold its limited partnership interest in Shiloh Grove Limited Partnership ("Shiloh Grove") to the Local General Partner for a sales price of $149,990. The Partnership received proceeds of $49,990 on October 3, 2006 and the remaining $100,000 is to be paid in guaranteed payments payable on certain dates through April 1, 2008 and is included in other assets at March 15, 2007. The sale resulted in a gain of approximately $2,859,000 resulting from the write-off of the deficit basis in the property of approximately $2,709,000 at the time of the sale and the $149,990 cash and guaranteed payments receivable from the sale.

On August 31, 2006, the Partnership sold its limited partnership interest in Alameda Towers Associates, L.P. ("Alameda Towers") to the Local General Partner for a sales price of $2,092,490. The Partnership received proceeds of $92,490 on September 5, 2006 and the remaining $2,000,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008, which is included in other assets at March 15, 2007. The sale resulted in a loss of approximately $33,000, resulting from the write-off of the basis in the property of approximately $2,126,000 and the $2,092,490 cash and guaranteed payments receivable from the sale.

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wycoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. There were no distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,800,000. The sale resulted in a gain of approximately $2,785,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $(756,000) was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $2,029,000.

On May 1, 2006, the property and the related assets and liabilities of Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500. The
Partnership received $797,203 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $4,140,000. The sale resulted in a gain of approximately $2,104,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $383,000 was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $2,487,000.

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. ("Concourse Artists") were sold to an unaffiliated third party purchaser for a sales price of $1,797,500. The
Partnership received $278,553 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $1,519,000. The sale resulted in a gain of approximately $672,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $28,000 was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $700,000.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000. The Partnership received $1,743,907 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $5,521,000. The sale resulted in a gain of approximately $3,115,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $219,000 was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $3,334,000.

On September 15, 2005, the Partnership sold its limited partnership interest in Bayridge Associates, L.P. ("Bayridge") to the Local General Partner for a sales price of $1,125,000. The Partnership received proceeds of $1,113,587 from this sale after payment of closing costs of approximately $11,000. The sale resulted in a gain of approximately $5,821,000, resulting from the write-off of the deficit basis in the property of approximately $4,707,000 at the date of the sale and the $1,113,587 cash received from the sale.

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

On June 8, 2005, the Partnership sold its limited partnership interest in Fox Glenn Investors, L.P. ("Fox Glenn") to the Local General Partner for a sales price of $1,400,000. The Partnership received proceeds of $200,000 and a note receivable for $1,200,000, which was paid in full on February 9, 2006, from this sale. The sale resulted in a gain of approximately $3,098,000, resulting from the write-off of the deficit basis in the property at the date of the sale of approximately $1,698,000 and the $1,400,000 cash received from the sale.

On June 2, 2005, the Partnership sold its limited partnership interest in Lancaster Towers Associates, LTD ("Lancaster") to an affiliate of the Local General Partner for a sales price of $449,750. The Partnership received proceeds of $445,500 from this sale after the payment of closing costs of approximately $4,000 from the sales price. During the quarter ended June 15, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,860,000. The sale resulted in a loss of approximately $309,000, resulting from the write-off of the deficit basis in the property at the date of the sale.

On March 29, 2005, the property and the related assets and liabilities of Regent Street Associates, L.P. ("Regent Street") were sold to an unaffiliated third party purchaser for the assumption of the outstanding debt plus an incentive payment of $100,000. The Partnership received $100,000 from this transaction. The sale originally resulted in a gain of approximately $1,436,000, resulting from the write-off of the deficit basis in the property of approximately $1,336,000 and the $100,000 cash received from the sale. An adjustment to the gain of approximately $206,000 was recognized during the quarter ended March 15, 2006, resulting in an overall gain of $1,230,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $150,000 resulting from the write-off of payables owed to the Local General Partner and a non-cash contribution from the special limited partner of approximately $40,000 resulting from the write-off of payables owed to the special limited partner. The sale resulted in the liquidation of Regent Street.

On February 17, 2005, the Partnership's limited partnership interest in Redwood Villa Associates ("Redwood") was sold to the Local General Partner for a sales price of $60,000. The Partnership received proceeds of $59,400 from this sale. The sale resulted in a gain of approximately $1,749,000, resulting from the write-off of the deficit basis in the property of approximately $1,690,000 and the $59,400 cash received from the sale.

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. ("Lund Hill") were sold to an unaffiliated thirty party purchaser for a sales price of $6,500,000. The Partnership received approximately $3,225,485 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $3,276,000. The sale resulted in a gain of approximately $1,345,000 resulting from the write-off of the deficit basis in the property. The sale resulted in the liquidation of Lund Hill.

On September 24, 2004, the property and the related assets and liabilities of Autumn Park Associates, L.P. ("Autumn Park") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. The Partnership received $1,049,900 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $3,750,000. The sale resulted in a gain of approximately $2,110,000, resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $95,000 resulting from the write-off of payables owed to the Local General Partner. The sale resulted in the liquidation of Autumn Park.

On August 27, 2004, the property and the related assets and liabilities of 2108 Bolton Drive Associates, L.P. ("Bolton") were sold to an unaffiliated third party purchaser for a sales price of $8,891,000. The proceeds were used for the repayment of mortgages, other liabilities and closing costs. The sale originally resulted in a gain of approximately $1,622,000, resulting from the write-off of the deficit basis in the property at the date of the sale. An additional loss of approximately $(59,000) was recorded during the year ended March 15, 2006, resulting in an overall gain of approximately $1,563,000. The sale resulted in the liquidation of Bolton.

On July 30, 2004, the property and the related assets and liabilities of Tanglewood Apartments, L.P. ("Tanglewood") were sold to an unaffiliated third party purchaser for a sales price of $3,425,000. The Partnership received $321,640 as a distribution from the sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,103,000. The sale resulted in a gain of approximately $1,120,000 resulting from the write-off of the basis in the property at the date of the sale. The sale resulted in the liquidation of Tanglewood.

On March 31, 2004, the Partnership's limited partnership interest in Walnut Park Plaza ("Walnut") was sold to the Local General Partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately $7,700,000. The sale resulted in a gain of approximately $2,589,000, resulting from the write-off of the deficit basis in the property at the date of the sale.

Assets Held for Sale
--------------------

On September 28, 2006, Greenleaf Associates, L.P. ("Greenleaf") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $5,264,177 including the assumption of the mortgage debt. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending June 15, 2007. No assurance can be given that the sale will actually occur. Greenleaf is being held as an asset held for sale as of March 15, 2007. As of December 31, 2006, Greenleaf had property and equipment, at cost, of approximately $6,479,000, accumulated depreciation of approximately $3,923,000 and mortgage debt of approximately $4,507,000.

On February 8, 2007, Charles Drew Court Associates, L.P. ("Charles Drew") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,435,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending June 15, 2007. No assurance can be given that the sale will actually occur. Charles Drew is being held as an asset held for sale as of March 15, 2007. As of December 31, 2006, Charles Drew had property and equipment, at cost, of approximately $8,286,000 and accumulated depreciation of approximately $5,639,000. Subsequently, on May 11, 2007, the property and the related assets and liabilities of Charles Drew were sold (see Item 8, Note 15).

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

Item 1A.  Risk Factors

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of March 15, 2007, there are eight Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Partnership originally acquired an interest as a limited partner in thirty-one Local Partnerships. Except for the interest in Sartain School Venture, L.P. ("Sartain"), the Partnership's investment in each Local Partnership represents 98% of the partnership interests in the Local Partnership. The Partnership's investment in Sartain represents 71.54% of the partnership interests in the Local Partnership (the other 26.46% limited partnership interest is owned by an affiliate of the Partnership, with the same management). During the fiscal year ended March 15, 2007, the property and the related assets and liabilities of five Local Partnerships and the limited partnership interest in two Local Partnerships were sold. Through the fiscal year ended March 15, 2007, the properties and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interests in eight Local Partnerships were sold. Set forth below is a schedule of the Local Partnerships including certain information concerning the Properties. Further information concerning those Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

                           Local Partnership Schedule
                           --------------------------

                                                                            % of Units Occupied at May 1,
Name and Location                                                  -----------------------------------------------
(Number of Units)                                 Date Acquited      2007      2006      2005      2004      2003
-----------------------------------------------   --------------   -------   -------   -------   -------   -------
B & C Housing Associates, L.P.                     December 1987       99        95        96         94        99
  Tulsa, OK (220)

State Street 86 Associates, L.P.                   February 1988      100        96        99        100        98
  Camden, NJ (200)

Fox Glenn Investors, L.P.                             March 1988      (g)       (g)        98         96        98
  Seat Pleasant, MD (172)

Shiloh-Grove, L.P. (Mt. Vernon)                    February 1988      (i)        94        95         94       100
  Columbus, OH (394)

Silver Blue Lake Apartments, LTD.                  February 1988      (c)       (c)       (c)        (c)        96
  Miami, FL (123)

Lancaster Towers Associates, LTD.                       May 1988      (g)       (g)       100        100        99
  Lancaster, NY (157)

West Kinney Associates, L.P.                           June 1988       96        97        99         97       100
  Newark, NJ (114)

Autumn Park Associates, L.P.                           June 1988      (d)       (d)       (d)         96        88
  Wilsonville, OR (144)

Regent Street Associates, L.P.                         June 1988      (f)       (f)       (f)         94        90
  Philadelphia, PA (80)

Magnolia Arms Associates, LTD.                         July 1988       59        77        89         92        98
  Jacksonville, FL (232)

Greenleaf Associates, L.P.                             July 1988      100       100       100        100        97
  Kansas City, Mo (195)

Alameda Towers Associates, L.P.                        July 1988      (i)        98        99         94        90
  San Juan, PR (150)

Dixie Apartment Associates, LTD.                       July 1988      (a)       (a)       (a)        (a)       (a)
  Miami, FL (29)

Ludlam Gardens Apartments, LTD.                        July 1988      (a)       (a)       (a)        (a)       (a)
  Miami, FL (90)

Grove Parc Associates, L.P. (Woodlawn)                 July 1988       96        95        96         96        98
  Chicago, IL (504)

2108 Bolton Drive Associates, L.P.                     July 1988      (d)       (d)       (d)         85        78
  Atlanta, GA (358)

Apple Creek Housing Associates, LTD.                   June 1988      (b)       (b)       (b)        (b)       (b)
  Arvado, CO (195)

Redwood Villa Associates                          September 1988      (e)       (e)       (e)         98        98
  San Diego, CA (92)

Charles Drew Court Associates, L.P.               September 1988       97       100       100         97       100
  Atlantic City, NJ (38)

Walnut Park Plaza Associates, L.P.                September 1988      (e)       (e)       (e)        (e)        80
  Philadelphia, PA (227)

Bayridge Associates, L.P.                          December 1988      (g)       (g)        74         90        91
  Beaverton, OR (246)


                           Local Partnership Schedule
                           --------------------------
                                  (continued)
                                                                            % of Units Occupied at May 1,
Name and Location                                                  -----------------------------------------------
(Number of Units)                                 Date Acquited      2007      2006      2005      2004      2003
-----------------------------------------------   --------------   -------   -------   -------   -------   -------
United-Pennsylvanian, L.P.                         December 1988      (h)        98        99         95        99
  Erie, PA (112)

2051 Grand Concourse Associates, L.P.              November 1988      (h)       (h)        97         95        98
  Bronx, NY (63)

Concourse Artists Housing Associates, L.P.         November 1988      (h)       (h)       100         96        96
  Bronx, NY (23)

Willoughby/Wycoff Housing Associates, L.P.         November 1988      (h)        96        93         94        99
  Brooklyn, NY (68)

Robin Housing Associates, L.P.                     November 1988      (h)       (h)        96         99        96
  Bronx, NY (100)

Lund Hill Associates, L.P.                          January 1989      (d)       (d)       (d)        100       100
  Superior, WI (150)

Tanglewood Apartments, L.P.                         October 1988      (d)       (d)       (d)         97        94
  Joplin, MO (176)

Quality Hill Historic District-Phase II-A, L.P.       March 1989      100       100        94         92        94
  Kansas City, MO (49)

Penn Alto Associates, L.P.                             June 1989      (f)       (f)        90         83        84
  Altoona, PA (150)

Sartain School Venture, L.P.                         August 1990       75        89        97         94       100
  Philadelphia, PA (35)

(a) The properties and the related assets and liabilities were sold during the fiscal year ended March 15, 2003 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(b) The Partnership's limited partnership interest was sold during the fiscal year ended March 15, 2003 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(c) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2004 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(d) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2005 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(e) The Partnership's limited partnership interest was sold during the fiscal year ended March 15, 2005 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(f) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2006 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(g) The Partnership's limited partnership interest was sold during the fiscal year ended March 15, 2006 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(h) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2007 (see Note 10 In Item 8. Financial Statements and Supplementary Data).
(i) The Partnership's limited partnership interest was sold during the fiscal year ended March 15, 2007 (see Note 10 in Item 8. Financial Statements and Supplementary Data).


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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Stockholders

None

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Partnership has 5,211 registered holders of an aggregate of 15,987.5 BACs, as of May 25, 2007.

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

There are no material legal restrictions in the Partnership Agreement on the ability to make distributions. During the fiscal year ended March 15, 2007, distributions from sales proceeds were made to the BACs holders of approximately $2,750,000 and to the General Partners of approximately $28,000. Through March 15, 2007, distributions from sales proceeds were made to the BACs holders of approximately $8,122,000 and to the General Partners of approximately $82,000. The Partnership does not anticipate providing cash distributions to the BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

Transfer Procedures
-------------------
The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests. Such requests may occur in connection with tender offers for the Partnership's units. Such requests implicate the Partnership's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership's advantageous tax status.

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

o In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partners, in its their discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

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

                                                                             Years Ended March 15,
                                               ---------------------------------------------------------------------------------
                OPERATIONS                          2007           2006*/**         2005*/**            2004*            2003*
-------------------------------------------    -------------    -------------    -------------    -------------    -------------
Revenues                                       $  12,415,282    $  12,639,310    $  12,221,978    $  12,021,052    $  11,824,162

Operating expenses                               (17,355,020)     (17,064,352)     (16,002,779)     (16,419,146)     (15,574,319)
                                               -------------    -------------    -------------    -------------    -------------

Loss from operations before
 minority interest                                (4,939,738)      (4,425,042)      (3,780,801)      (4,398,094)      (3,750,157)

Minority interest in loss of
 subsidiaries from operations                         21,425           10,067            9,454            4,067            5,793
                                               -------------    -------------    -------------    -------------    -------------
                                                  (4,918,313)      (4,414,975)      (3,771,347)      (4,394,027)      (3,744,364)
Loss from operations

Income (loss) from discontinued operations
 (including gain on sale of properties
 and minority interest) (Note 13)                 10,931,749        8,081,568        8,749,824       (2,729,763)       3,144,435
                                               -------------    -------------    -------------    -------------    -------------
                                               $   6,013,436    $   3,666,593    $   4,978,477    $  (7,123,790)   $    (599,929)
Net income (loss)
                                               =============    =============    =============    =============    =============

Loss from operations per BAC                   $     (304.56)   $     (273.39)   $     (233.53)   $     (272.09)   $     (231.86)

Income (loss) from discontinued
 operations per BAC                                   676.93           500.43           541.82          (169.04)          194.71
                                               -------------    -------------    -------------    -------------    -------------

Net income (loss) per weighted
 average BAC                                   $      372.37    $      227.04    $      308.29    $     (441.13)   $      (37.15)
                                               =============    =============    =============    =============    =============


                                                                             Years Ended March 15,
                                               ---------------------------------------------------------------------------------
            FINANCIAL POSITION                      2007            2006**           2005**            2004             2003
-------------------------------------------    -------------    -------------    -------------    -------------    -------------
Total assets                                   $  47,655,776      483,478,040    $ 120,741,704    $ 146,186,305    $ 158,553,482
                                               =============    =============    =============    =============    =============

Total liabilities                              $ (73,161,402)   $(117,613,852)   $(152,787,313)   $(182,204,819)   $(186,366,777)
                                               =============    =============    =============    =============    =============

Minority interest                              $     548,799    $     692,096    $     321,605    $    (662,078)   $  (1,743,507)
                                               =============    =============    =============    =============    =============

Total partners' deficit                        $ (24,956,827)   $ (33,443,716)   $ (31,724,004)   $ (36,680,592)   $ (29,556,802)
                                               =============    =============    =============    =============    =============

Distributions to BACs holders per
 weighted average BAC                          $      172.00    $      336.00    $           0    $           0    $           0
                                               =============    =============    =============    =============    =============


*  As reclassified for comparative purposes
** As restated (Note 2)


During the years ended March 15, 2003 through 2007, total assets and liabilities decreased primarily due to the sale of Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in thirty-one Local Partnerships. As of March 15, 2007, the properties and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in eight Local Partnerships have been sold. In addition, as of March 15, 2007, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities. Subsequently, on April 26, 2007, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities, and on May 11, 2007, the property and the related assets and liabilities of one Local Partnership were sold. For a discussion of these sales see Notes 10, 11 and 15 in Item 8.

Short-Term
----------

The Partnership's primary source of funds is cash distributions from operations of the Local Partnerships in which the Partnership has invested. Such funds are available to meet the obligations of the Partnership. During the years ended March 15, 2007, 2006 and 2005, such distributions amounted to approximately $5,353,000, $3,131,000 and $4,698,000, respectively which included distributions from sales amounting to approximately $5,279,000, $3,030,000 and $4,585,000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,609,000, $7,808,000 and $7,846,000 were accrued and unpaid as of March 15, 2007, 2006 and 2005, respectively. During the year ended March 15, 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote it off in the amount of approximately $5,251,000, resulting in a non-cash General Partner contribution of the same amount. In particular, partnership management fees owed to the General Partners amounting to approximately $2,574,000, $7,697,000 and $7,811,000 were accrued and unpaid as of March 15, 2007, 2006 and 2005, respectively. Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $35,000, $111,000 and $35,000 were accrued and unpaid as of March 15, 2007, 2006 and 2005, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations. The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During the year ended March 15, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately ($2,384,000). This increase is attributable to net cash provided by operating activities of approximately ($772,000), proceeds from sale of investments of approximately ($19,797,000), a decrease in cash held in escrow relating to investing activities of approximately ($15,000) and an increase in due to local general partners and affiliates relating to financing activities of approximately ($711,000) which exceeded improvements to property and equipment of approximately ($500,000), costs paid relating to sale of properties of approximately ($1,563,000), an increase in deferred costs of approximately ($47,000), a decrease in due to local general partners and affiliates relating to financing activities of approximately ($971,000), repayments of mortgage notes of approximately ($14,248,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately ($1,584,000). Included in the adjustments to reconcile net income to net cash provided by operating activities are depreciation and amortization of approximately ($4,099,000) and gain on sale of properties of approximately ($13,589,000).

Total expenses for the years ended March 15, 2007, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $9,914,170, $9,232,757 and $8,044,532, respectively.

Accounts payable as of March 15, 2007 and 2006 were $4,890,335 and $2,115,469, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 15, 2007 and 2006 was $6,616,457 and $5,963,620, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

A working capital reserve of approximately $5,363,000 remained unused at March 15, 2007. During the year ended March 15, 2007, distributions from sales proceeds were made to the Limited Partners of approximately $2,750,000 and to the General Partners of approximately $28,000.

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

Discontinued Operations
-----------------------
For a discussion of discontinued operations, see Note 13 in Item 8.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarizes the Partnership's commitments from operations as of March 15, 2007, to make future payments under its debt agreements and other contractual obligations.

                                            Less than        1 - 3        3 -5        More than
                                Total         1 Year         Years        Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $38,047,957   $ 9,610,672   $   852,887   $   984,454   $26,599,944
Notes payable to local
 general partners (b)         12,689,670       139,670             0    12,550,000             0
                             -----------   -----------   -----------   -----------   -----------

 Total                       $50,737,627   $ 9,750,342   $   852,887   $13,534,454   $26,599,944
                             ===========   ===========   ===========   ===========   ===========


(a) The mortgage notes are payable in aggregate monthly installments of approximately $151,000 including principal and interest at rates varying from 1% to 12% per annum, through 2036. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnerships' rents and leases is without further recourse.
(b) See Note 8(g) in Item 8.


The following table summarizes the Partnership's commitments from discontinued operations as of March 15, 2007, to make future payments under its debt agreements and other contractual obligations.

                                            Less than        1 - 3        3 -5        More than
                                Total         1 Year         Years        Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $ 4,507,279   $    17,916   $    39,363   $    44,590   $ 4,405,410
                             ===========   ===========   ===========   ===========   ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $5,000 including principal and interest at the rate of 6.25% per annum, through 2027. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases is without further recourse.


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

During the year ended March 15, 2007, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. Through March 15, 2007, the Partnership recorded $2,710,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                                 Years Ended March 15,
                                        ------------------------------------
                                           2007         2006*        2005*
                                        ----------   ----------   ----------
Interest                                $  297,611   $  244,763   $   92,188
Other                                      121,265      220,271      206,969
                                        ----------   ----------   ----------

   Total other revenue                  $  418,876   $  465,034   $  299,157
                                        ==========   ==========   ==========


Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                                 Years Ended March 15,
                                        ------------------------------------
                                           2007         2006*        2005*
                                        ----------   ----------   ----------
Interest                                $  139,109   $  129,162   $  112,918
Other                                       85,985      274,950      559,191
                                        ----------   ----------   ----------

   Total other revenue                  $  225,094   $  404,112   $  672,109
                                        ==========   ==========   ==========

* Reclassified for comparative purposes


The subsidy income from discontinued operations noted below is related to Charles Drew Court Associates, L.P. ("Charles Drew"). The Atlantic County Improvement Authority ("ACIA") entered into a pledge/security agreement with Bank of America (formerly Fleet Bank, N.A.), Charles Drew's mortgagor, under which ACIA pledged certificates of deposit originally in the amount of $4,772,500. The funds, including interest earned thereon, provided a subsidy to Charles Drew equal to the debt service on the mortgage. The funds were used to payoff the mortgage in September 2004.

                                                 Years Ended March 15,
                                        ------------------------------------
                                           2007         2006         2005
                                        ----------   ----------   ----------
Subsidy Income                          $        0   $        0   $4,007,686
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

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 15, 2007, 2006 and 2005 (the 2006, 2005 and 2004 Fiscal Years, respectively).

The Partnership's revenues continue to consist primarily of the results of the Partnership's investment in consolidated Local Partnerships. Eight of the remaining Local Partnerships receive HUD Section 8 subsidies which serve to stabilize the revenues of these Local Partnerships. The majority of the Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

The net income for the 2006 Fiscal Year totaled $6,013,436. The net income for the 2005 and 2004 Fiscal Years, as restated, totaled $3,666,593 and $4,978,477, respectively.

As of December 31, 2003 all the Local Partnerships had completed their Tax Credit Periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of its Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods continue through December 31, 2008 with respect to the Properties depending upon when the Tax Credit Period commenced.

2006 vs. 2005
-------------

Rental income decreased approximately 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to increases in vacancies at three Local Partnerships partially offset by rental rate increases and decreases in vacancies at two other Local Partnerships.

Total expenses, excluding general and administrative-related parties, repairs and maintenance and insurance, remained fairly consistent with a decrease of approximately 2% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year.

General and administrative - related parties expenses decreased approximately $526,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to a decrease in partnership management fees and expense reimbursement charges at the Partnership level resulting from the sale of properties.

Repairs and maintenance expenses increased approximately $391,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to an increase in apartment repairs including painting, plastering and door replacements as well as boiler repairs and an increase in security costs at one Local Partnership, an increase in equipment and supplies expenses, maintenance contracts and payroll costs at a second Local Partnership, and an increase in security contract expenses and equipment repairs at a third Local Partnership.

Insurance expenses increased approximately $78,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to increases in premiums at two Local Partnerships.

2005 vs. 2004
-------------

Rental income increased approximately 2% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to rental rate increases at the Local Partnerships.

Other income increased approximately $166,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in interest income at the Partnership level resulting from the increase in proceeds from the sale of properties.

Total expenses, excluding repairs and maintenance and operating, remained fairly consistent with a decrease of approximately 1% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year.

Repairs and maintenance increased approximately $892,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to boiler repairs, painting, plastering apartments and door repairs at one Local Partnership, an increase in appliance and carpentry repairs at a second Local Partnership and an increase in supplies and payroll at three additional Local Partnerships.

Operating expenses increased approximately $340,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in water, sewer and gas expenses at one Local Partnership and an increase in gas costs at a second and third Local Partnership.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Discussed below are the results of operations of certain Local Partnerships who had going concern issues for the year ended March 15, 2007.

Magnolia Arms Associates, LTD ("Magnolia Arms")
-----------------------------------------------
Magnolia Arms has not made its mortgage payments since August 2005 due to operating deficits and is currently in default. The mortgagee can take possession of the Property and other collateralized assets, collect the rents directly from the tenants and foreclose on the Property. There can be no assurance that Magnolia Arms will be able to cure the default. The mortgage payable is a current liability as of December 31, 2006. Because of these circumstances, there is substantial doubt regarding whether the Local Partnership can continue as a going concern. The Partnership's investment in Magnolia Arms was written down to zero by prior years' losses and the minority interest was approximately $33,000 and $47,000 at March 15, 2007 and 2006, respectively. The net loss after minority interest for Magnolia Arms amounted to approximately $684,000, $200,000 and $190,000 for the years ended March 15, 2007, 2006 and 2005, respectively. Magnolia Arms' Compliance Period ended as of December 31, 2003.

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

During 2005, Quality Hill entered into a Modification Agreement with the Missouri Housing Development Commission ("MHDC") which extended the maturity date of the permanent nonrecourse financing for the Quality Hill-Cordova Hotel Apartments, which is one of the two projects included in Quality Hill, to December 2006. The balance of this note as of December 31, 2006 was $405,076.

During 2005, Quality Hill entered into negotiations with both the Hall Family Foundation of Kansas ("Foundation") and Kansas City Downtown Minority Development Corporation ("DMDC") to extend the maturity dates of each note payable to December 2006. The combined balance of the Foundation notes is $2,339,108 and was due in full in December 2005 and the combined balance of the DMDC notes was $735,000 ($225,000 was due in December 2005 and $510,000 was due in May 2005). As of December 31, 2005, Quality Hill had not been granted such an extension by either lender. In February 2006, Quality Hill Received a one year extension on the Foundation note to December 31, 2006. Quality Hill has filed for another extension; however, no extension has been granted as of the filing date of this Form 10-K.

The total of these three notes, $3,479,184, is included as a current liability in mortgage notes payable.

These items raise substantial doubt about Quality Hill's ability to continue as a going concern. The Partnership's investment in Quality Hill has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 15, 2007 and 2006. The net loss after minority interest for Quality Hill amounted to approximately $324,000, $287,000 and $291,000 for the years ended March 15, 2007, 2006 and 2005, respectively. Quality Hill's Compliance Period ended as of December 31, 2004.

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

Item 8. Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.  Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm           17

        Consolidated Balance Sheets at March 15, 2007 and 2006            47

        Consolidated Statements of Operations for the Years Ended
         March 15, 2007, 2006 and 2005                                    48

        Consolidated Statements of Changes in Partners' Deficit for
         the Years Ended March 15, 2007, 2006 and 2005                    49

        Consolidated Statements of Cash Flows for the Years Ended
         March 15, 2007, 2006 and 2005                                    50

        Notes to Consolidated Financial Statements                        52

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiaries as of March 15, 2007 and 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 15, 2007, 2006 and 2005 (the 2006, 2005 and 2004 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 10 (Fiscal Year 2006), 11 (Fiscal Year 2005) and 13 (Fiscal Year 2004) subsidiary partnerships whose income (losses) aggregated $7,559,219 (2006 Fiscal Year), $(1,341,700) (2005 Fiscal Year) and
$(1,763,945) (2004 Fiscal Year) and whose assets constituted 39% and 52% of the Partnership's assets at March 15, 2007 and 2006, presented in the accompanying consolidated financial statements. The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 2007 and 2006 and the results of their operations and their cash flows for the years ended March 15, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial includes the financial statements of two subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $1,021,563 (Fiscal 2006), $491,638 (Fiscal
2005) and $484,798 (Fiscal 2004), and their assets aggregated $7,494,574 and $7,817,431 at March 15, 2007 and 2006, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 13, 2007

[FISHBEIN & COMPANY, P.C. Letterhead]

INDEPENDENT AUDITOR'S REPORT

Partners
State Street 86 Associates Limited Partnership

We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Fishbein & Company, P.C.
Horsham, Pennsylvania
February 23, 2007

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

/s/ Fishbein & Company, P.C.
Horsham, Pennsylvania
January 15, 2005

[Bordman & Winnick CPAs Letterhead]

Independent Auditor's Report

To the Partners of
Shiloh Grove Limited Partnership

We have audited the accompanying balance sheet of Shiloh Grove Limited Partnership, FHA Project #043-35445 as of September 30, 2006, and the related Statements of income, changes in partners' equity and cash flows for the period then ended. These financial statements are the responsibility of Shiloh Grove Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiloh Grove Limited Partnership as of September 30, 2006, and the results of its operations, changes in partners' equity and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated December 14, 2006 on our consideration of Shiloh Grove Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information included in the report (shown on pages 13 to 18) are presented for purposes of additional analysis and are not a required part of the basic financial statements of Shiloh Grove Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
December 14, 2006

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
February 15, 2005

[Bordman & Winnick CPAs Letterhead]

Independent Auditor's Report

To the Partners of
Shiloh Grove Limited Partnership

We have audited the accompanying balance sheet of Shiloh Grove Limited Partnership, FHA Project #043-35442 as of September 30, 2006, and the related Statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of Shiloh Grove Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards, we have also issued a report dated December 13, 2006 on our consideration of Shiloh Grove Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information included in the report (shown on pages 12 to 17) are presented for purposes of additional analysis and are not a required part of the basic financial statements of Shiloh Grove Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
December 13, 2006

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
February 15, 2005

[JOSE E. ROSARIO & CO. Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Alameda Towers Associates, LP
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheet of Alameda Towers Associates, LP as of August 31, 2006 and the related statement of loss, changes in partners' capital, and cash flows for the eight months period then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Alameda Towers Associates, L.P. as of August 31, 2006, and the results of its operations and changes in partners' capital and cash flows for the eight months period then ended in conformity with accounting principles generally accepted in the United States of America and Puerto Rico.

/s/ Jose E. Rosario
License No. 961
Expires December 1, 2007
November 3, 2006
San Juan, Puerto Rico
Stamp No. 2198047 of the Puerto Rico Society of Certified Public Accountants is affixed to the original of this report.

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

/s/ Jose E. Rosario
License No. 961
Expires December 1, 2007
February 2, 2006
San Juan, Puerto Rico
Stamp No. 2114030 of the Puerto Rico College of CPA was affixed to the original.

[REZNICK GROUP, P.C. Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Grove Parc Associates Limited Partnership

We have audited the accompanying balance sheet of Grove Parc Associates Limited Partnership (An Illinois Limited Partnership) as of December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor we were engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership as of December 31, 2006, and the results of its operations, changes in its partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 19, 2007, on our consideration of Grove Parc Associates Limited Partnership's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated March 19, 2007, on Grove Parc Associates Limited Partnership's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 27 through 41 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C..
Taxpayer Identification Number:
52-1088612
Skokie, Illinois
March 19, 2007

Lead Auditor: Moarij Khan

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


/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
December 17, 2004

[Habif, Arogeti & Wynne, LLP. Letterhead]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
United-Pennsylvanian Limited Partnership

We have audited the accompanying balance sheets of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP, [FHA Project No. R-251-8E] as of December 31, 2006 and 2005, and the related statements of profit and loss, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor we were engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 2006 and 2005, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

On December 28, 2006, the Partnership sold substantially all its real and personal property for $500,000 and the assumption of substantially all its liabilities. It is anticipated that once the remaining funds are distributed, the partnership will dissolve.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2007, on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 28, 2007, on UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report [shown on pages 14 to 21] is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
February 28, 2007

[Marden, Harrison & Kreuter Certified Public Accountants, P.C. Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of November 30, 2006, and the related statements of income, partners' capital (deficiency), and cash flows for the eleven months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of November 30, 2006, and the results of its operations and its cash flows for the eleven months then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 8 to the financial statements, on April 28, 2006, the Partnership sold its apartment building for a sale price of $4,937,500. In addition, as discussed in Note 9 to the financial statements, the General Partner is in discussions with the Limited Partners with respect to certain distributions and allocations of cash flow that were made during the period.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C
White Plains, New York
February 16, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of November 30, 2006, and the related statements of income, partners' capital (deficiency), and cash flows for the eleven months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of November 30, 2006, and the results of its operations and its cash flows for the eleven months then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 8 to the financial statements, on April 28, 2006, the Partnership sold its apartment building for a sale price of $1,797,500. In addition, as discussed in Note 9 to the financial statements, the General Partner is in discussions with the Limited Partners with respect to certain distributions and allocations of cash flow that were made during the period.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
February 16, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheet of Willoughby-Wyckoff Housing Associates (a limited partnership) as of November 30, 2006, and the related statements of income, partners' deficiency, and cash flows for the eleven months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of November 30, 2006, and the results of its operations and its cash flows for the eleven months then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 7 to the financial statements, on June 5, 2006, the Partnership sold its apartment building for a sale price of $4,800,000.


/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
February 16, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheet of Robin Housing Associates (a limited partnership) as of November 30, 2006, and the related statements of income, partners' capital (deficiency), and cash flows for the eleven months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of November 30, 2006, and the results of its operations and its cash flows for the eleven months then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 8 to the financial statements, on April 28, 2006, the Partnership sold its apartment building for sale price of $7,265,000. In addition, as discussed in Note 9 to the financial statements, the General Partner is in discussions with the Limited Partners with respect to certain distributions and allocations of cash flow that were made during the period.


/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
February 16, 2007

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

[RUBINBROWN LLP Letterhead]

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

/s/ RubinBrown LLP
St. Louis, Missouri
February 6, 2006

[HAMILTON & MUSSER, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2005 (FINAL) and 2004, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
January 27, 2006

[REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Sartain School Venture

We have audited the accompanying balance sheet of Sartain School Venture as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 2006 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.
Baltimore, Maryland
March 28, 2007

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                      March 15,
                                                                             ----------------------------
                                                                                 2007            2006*
                                                                             ------------    ------------
Operating Assets

  Property and equipment, at cost, less accumulated depreciation
    (Notes 2, 4, 7 and 10)                                                   $ 29,093,468    $ 56,381,985
  Cash and cash equivalents (Notes 2, 3 and 12)                                 6,046,635       3,760,882
  Cash held in escrow (Notes 3 and 5)                                           2,940,919       5,774,684
  Accounts receivable - tenants                                                   208,079         277,088
  Deferred costs, less accumulated amortization (Notes 2 and 6)                   727,459       1,186,099
  Other assets                                                                  2,176,261         735,984
                                                                             ------------    ------------

Total operating assets                                                         41,192,821      68,116,722
                                                                             ------------    ------------

Assets from discontinued operations (Note 13)
  Property and equipment held for sale, net of accumulated
     depreciation (Note 4)                                                      5,252,734      10,392,625
  Net assets held for sale                                                      1,210,221       4,968,693
                                                                             ------------    ------------
Total assets from discontinued operations                                       6,462,955      15,361,318
                                                                             ------------    ------------

Total assets                                                                 $ 47,655,776    $ 83,478,040
                                                                             ============    ============


                                         LIABILITIES AND PARTNERS' DEFICIT


Operating Liabilities
  Mortgage notes payable (Notes 3 and 7)                                     $ 38,047,957    $ 60,626,619
  Accounts payable                                                              4,890,335       2,115,469
  Accrued interest payable                                                      6,616,457       5,963,620
  Security deposits payable                                                       194,026         363,306
  Due to local general partners and affiliates (Note 8)                        16,096,222      19,688,663
  Due to general partners and affiliates (Note 8)                               2,724,952       7,839,189
                                                                             ------------    ------------

Total operating liabilities                                                    68,569,949      96,596,866
                                                                             ------------    ------------

Liabilities from discontinued operations (Note 13)
  Mortgage notes payable of assets held for sale (Note 7)                       4,507,279      16,677,628
  Net liabilities held for sale (including minority interest)                      84,174       4,339,358
                                                                             ------------    ------------
Total liabilities from discontinued operations                                  4,591,453      21,016,986
                                                                             ------------    ------------

Total liabilities                                                              73,161,402     117,613,852
                                                                             ------------    ------------

Minority interests (Note 2)                                                      (548,799)       (692,096)
                                                                             ------------    ------------

Commitments and contingencies (Notes 7, 8 and 12)

Partners' deficit

  Limited partners (15,987.5 BACs issued and outstanding) (Note 1)            (29,223,352)    (32,426,460)
  General partners                                                              4,266,525      (1,017,256)
                                                                             ------------    ------------

Total partners' deficit                                                       (24,956,827)    (33,443,716)
                                                                             ------------    ------------

Total liabilities and partners' deficit                                      $ 47,655,776    $ 83,478,040
                                                                             ============    ============


* As restated (note 2)

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended March 15,
                                                                 --------------------------------------------
                                                                     2007            2006*           2005*
                                                                 ------------    ------------    ------------
Operations:

Revenues

Rental income                                                    $ 11,996,406    $ 12,174,276    $ 11,922,821
Other (Notes 1 and 12)                                                418,876         465,034         299,157
                                                                 ------------    ------------    ------------

Total revenues                                                     12,415,282      12,639,310      12,221,978
                                                                 ------------    ------------    ------------

Expenses

General and administrative                                          2,475,962       2,276,678       2,258,281
General and administrative-related parties (Note 8)                 1,121,258       1,646,893       1,627,399
Repairs and maintenance                                             3,918,285       3,527,454       2,635,059
Operating                                                           2,179,798       2,194,895       1,854,477
Taxes                                                                 634,499         605,761         628,874
Insurance                                                             705,626         627,969         667,841
Interest                                                            3,654,916       3,595,247       3,684,081
Depreciation and amortization                                       2,664,676       2,589,455       2,646,767
                                                                 ------------    ------------    ------------

Total expenses from operations                                     17,355,020      17,064,352      16,002,779
                                                                 ------------    ------------    ------------

Loss from operations before minority interest                      (4,939,738)     (4,425,042)     (3,780,801)

Minority interest in loss of subsidiaries from operations              21,425          10,067           9,454
                                                                 ------------    ------------    ------------

Loss from operations                                               (4,918,313)     (4,414,975)     (3,771,347)

Discontinued Operations:
Income from discontinued operations (including gain on sale
  of properties) (Note 13)                                         10,931,749       8,081,568       8,749,824
                                                                 ------------    ------------    ------------
Net income                                                       $  6,013,436    $  3,666,593    $  4,978,477
                                                                 ============    ============    ============

Loss from  operations - limited  partners                        $ (4,869,130)   $ (4,370,825)   $ (3,733,634)
Income from discontinued  operations (including gain on sale
  of properties) - limited partners                                10,822,432       8,000,752       8,662,326
                                                                 ------------    ------------    ------------
Net income - limited partners                                    $  5,953,302    $  3,629,927    $  4,928,692
                                                                 ============    ============    ============

Number of BACs outstanding                                           15,987.5        15,987.5        15,987.5
                                                                 ============    ============    ============

Loss from operations per BAC                                     $    (304.56)   $    (273.39)   $    (233.53)
Income from discontinued operations (including gain on sale of
  properties) per BAC                                                  676.93          500.43          541.82
                                                                 ------------    ------------    ------------

Net income per BAC                                               $     372.37    $     227.04    $     308.29
                                                                 ============    ============    ============


*  As reclassified for comparative purposes and restated (Note 2)

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) EQUITY

                                                                                 Limited         General
                                                                  Total          Partners        Partner
                                                               ------------    ------------    ------------
Partners' deficit - March 16, 2004                             $(36,680,592)   $(35,583,942)   $ (1,096,650)
Net income, year ended March 15, 2005 - as restated (Note 2)      4,978,477       4,928,692          49,785
Non-cash distribution to related party                              (29,389)        (29,095)           (294)
Contribution - write-off of related party debt                        7,500               0           7,500
                                                               ------------    ------------    ------------

Partners' deficit - March 15, 2005                              (31,724,004)    (30,684,345)     (1,039,659)
Net income, year ended March 15, 2006 - as restated (Note 2)      3,666,593       3,629,927          36,666
Contribution - write-off of related party debt                       40,000               0          40,000
Distributions                                                    (5,426,305)     (5,372,042)        (54,263)
                                                               ------------    ------------    ------------

Partners' deficit - March 15, 2006                              (33,443,716)    (32,426,460)     (1,017,256)
Net income, year ended March 15, 2007                             6,013,436       5,953,302          60,134
Contribution  - write-off of partnership management fees
 related to sold properties                                       5,251,423               0       5,251,423
Distributions                                                    (2,777,970)     (2,750,194)        (27,776)
                                                               ------------    ------------    ------------

Partners' (deficit) equity - March 15, 2007                    $(24,956,827)   $(29,223,352)   $  4,266,525
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                               Years Ended March 15,
                                                                   --------------------------------------------
                                                                       2007            2006*            2005*
                                                                   ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                                       $  6,013,436    $  3,666,593    $  4,978,477
                                                                   ------------    ------------    ------------
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Gain on sale of properties                                      (13,589,123)    (12,812,224)     (7,440,525)
    Loss on impairment of fixed assets                                        0       2,710,000               0
    Cancellation of indebtedness income                                       0         (68,576)        (68,571)
    Accrued interest added to principal of mortgage note payable        212,646         244,190         228,613
    Depreciation and amortization                                     4,099,372       5,649,412       7,869,125
    Minority interest in loss of subsidiaries                         1,434,965        (332,292)     (2,336,485)

  (Increase) decrease in assets:
    Cash held in escrow                                                 289,738        (286,678)        116,746
    Accounts receivable - tenants                                        45,304         102,175         148,847
    Other assets                                                         83,654         254,256        (202,914)
  Increase (decrease) in liabilities:
    Accounts payable and other liabilities                            1,099,785         689,952        (965,045)
    Accrued interest payable                                          1,143,740         411,365       1,149,221
    Security deposits payable                                           (14,176)         (5,739)       (123,104)
    Due to general partners and affiliates                              (47,681)       (274,228)       (193,713)
                                                                   ------------    ------------    ------------

Total adjustments                                                    (5,241,776)     (3,718,387)     (1,817,805)
                                                                   ------------    ------------    ------------

Net cash provided by (used in) operating activities                     771,660         (51,794)      3,160,672
                                                                   ------------    ------------    ------------

Cash flows from investing activities:
  Net improvements to property and equipment                           (499,610)     (1,591,442)     (2,181,435)
  Decrease in cash held in escrow                                        15,322          43,516         663,168
  Proceeds from sale of investments                                  19,797,480      12,628,433      17,204,302
  Costs paid relating to sale of properties                          (1,562,676)       (365,764)     (1,166,715)
                                                                   ------------    ------------    ------------

Net cash provided by investing activities                            17,750,516      10,714,743      14,519,320
                                                                   ------------    ------------    ------------

Cash flows from financing activities:
  Increase in deferred costs                                            (47,313)              0             (18)
  Increase in due to local general partners and affiliates              711,156       3,262,378       1,917,225
  Decrease in due to local general partners and affiliates             (970,806)        (56,117)       (249,391)
  (Decrease) increase in due to selling partners                              0      (1,412,272)        119,338
  Repayment of mortgage notes                                       (14,247,725)    (10,128,276)    (20,394,257)
  (Decrease) increase in capitalization of consolidated
    subsidiaries attributable to minority interest                   (1,583,529)      2,324,747         481,821
  Distributions                                                               0      (5,426,305)              0
                                                                   ------------    ------------    ------------

Net cash used in financing activities                               (16,138,217)    (11,435,845)    (18,125,282)
                                                                   ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                  2,383,959        (772,896)       (445,290)

Cash and cash equivalents, beginning of year                          4,006,542       4,779,438       5,224,728
                                                                   ------------    ------------    ------------

Cash and cash equivalents, end of year**                           $  6,390,501    $  4,006,542    $  4,779,438
                                                                   ============    ============    ============

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest                           $  3,384,998    $  4,309,635    $  6,222,487
                                                                   ============    ============    ============

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                                       Years Ended March 15,
                                                                           --------------------------------------------
                                                                               2007            2006*           2005*
                                                                           ------------    ------------    ------------
Summarized below are the components of the gain on sale of properties:
  Proceeds from sale of investments - net                                  $(18,234,804)   $(12,262,669)   $(16,037,587)
  Decrease in property and equipment, net of accumulated
    depreciation                                                             29,328,469      24,067,665      17,569,465
  Decrease in cash held in escrow                                             5,927,790       4,728,316         388,832
  (Increase) decrease in prepaid expenses and other assets                   (1,423,321)        129,885         244,982
  Decrease in accounts receivable - tenants                                     122,767         288,636          15,827
  Decrease in deferred costs                                                    272,823         395,027         339,686
  Decrease in mortgage notes payable                                        (20,713,932)    (21,979,037)     (7,330,000)
  Decrease in accounts payable and other liabilities                         (1,289,848)     (1,070,948)       (226,594)
  Decrease in accrued interest payable                                       (3,344,863)       (133,168)     (2,232,391)
  Decrease in security deposits payable                                        (289,677)       (200,607)        (54,257)
  Increase (decrease) in due to general partners and affiliates                  (7,500)         25,729         (63,333)
  Decrease in due to local general partners and affiliate                    (3,937,027)     (4,377,856)        (60,266)
  Increase in capitalization of consolidated subsidiaries
    attributable to minority interest                                                 0      (2,423,197)          5,111

Supplemental disclosures of non-cash investing and financing activities:
  Distribution from sale to related party                                  $          0    $          0    $    (29,389)
  Contribution from write-off of related party debt                                   0          40,000           7,500
  Contribution from write-off of partnership management fees
   related to sold properties                                                 5,251,423               0               0
  Increase in other assets - proceeds receivable from sale of
   partnership limited interest                                              (1,745,000)              0               0
  Distribution payable                                                        2,777,970               0               0

*    As reclassified for comparative purposes and restated (Note 2)
**   Cash and cash equivalents,  end of year, includes cash and cash equivalents
     from   discontinued   operations   of  $343,866,   $245,660  and  $444,267,
     respectively.

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


NOTE 1 - General

Liberty Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

The Partnership's business is to invest as a limited partner in other limited partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit (the "Low-Income Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. The Partnership had originally invested in thirty-one subsidiary partnerships. During the year ended March 15, 2007, the properties and the related assets and liabilities of five Local Partnerships and the limited partnership interest in two Local Partnerships were sold. Through the year ended March 15, 2007, the properties and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold, and two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities. Subsequently, on April 26, 2007, one Local Partnership entered into an agreement to sell its property and the related assets and liabilities, and on May 11, 2007, the property and the related assets and liabilities of one Local Partnership were sold.

The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the "Related General Partner") and Liberty Associates III L.P., a Delaware limited partnership ("Liberty Associates", and together with the Related General Partner, the "General Partners"). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Credit Properties GP LLC ("Credit Properties"), a Delaware limited liability company. The general partner of Liberty Associates is the Related General Partner. The ultimate partner of the General Partners is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also retired from his position as President, Chief Executive Officer and Chief Financial Officer of the general partner of the Related General Partner. Centerline's Board of Trustees named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and Beneficial Assignment Certificates ("BACs") holders and 1% to the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements for the years ended March 15, 2007, 2006 and 2005 include the accounts of the Partnership and 16, 23 and 27 subsidiary partnerships, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in subsidiary partnerships have been charged to the Partnership. There were no such losses for the years ended March 15, 2007, 2006 and 2005. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Also included in cash and cash equivalents as of March 15, 2007 are a $2,000,000 and $1,500,000 auction securities. The assets are securities issued by a Missouri Higher Education loan fund with a maturity of July 2032 and September 2043, respectively. The fund is a pool of student loans packaged into a trust with a 98% guarantee by the Department of Education and AAA rated. These securities are in a 28-day auction and are reset each period which gives the Partnership the opportunity to withdraw funds as needed on liquid basis.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


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

Through March 15, 2007, the Partnership recorded $2,710,000 as a loss on impairment of assets or reduction to estimated fair value (see Note 13).

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                          Years Ended March 15,
                                  ------------------------------------
                                     2007         2006*        2005*
                                  ----------   ----------   ----------
Interest                          $  297,611   $  244,763   $   92,188
Other                                121,265      220,271      206,969
                                  ----------   ----------   ----------

   Total other revenue            $  418,876   $  465,034   $  299,157
                                  ==========   ==========   ==========

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                          Years Ended March 15,
                                  ------------------------------------
                                     2007         2006*        2005*
                                  ----------   ----------   ----------
Interest                          $  139,109   $  129,162   $  112,918
Other                                 85,985      274,950      559,191
                                  ----------   ----------   ----------

   Total other revenue            $  225,094   $  404,112   $  672,109
                                  ==========   ==========   ==========

* Reclassified for comparative purposes.


The subsidy income from discontinued operations is related to Charles Drew Court Associates, L.P. ("Charles Drew"). The Atlantic County Improvement Authority ("ACIA") entered into a pledge/security agreement with Bank of America (formerly Fleet Bank, N.A.), Charles Drew's mortgagor, under which ACIA pledged certificates of deposit originally in the amount of $4,772,500. The funds, including interest earned thereon, provided a subsidy to Charles Drew equal to the debt service on the mortgage. The funds were used to payoff the mortgage in September 2004.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


                                          Years Ended March 15,
                                  ------------------------------------
                                     2007         2006         2005
                                  ----------   ----------   ----------
Subsidy Income                    $        0   $        0   $4,007,686
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

h)  Prior Period Adjustment

Grove Parc Associates, L.P. ("Grove Parc")
------------------------------------------
The accompanying financial statement for the years ended March 15, 2006 and 2005 have been restated to correct an overstatement of interest in the computation of annual interest expense at Grove Parc. Grove Parc executed a promissory note on March 16, 2006 to evidence the agreement reached at a prior date and is effective for all purposes as of March 1, 2004. This promissory note bears an interest rate of 5% per annum compounded annually and is secured by the substantially all of Grove Parc's property. During the year ended December 31, 2006, Grove Parc made a prior period adjustment to restate the interest that was expensed at 7.39% per annum to reflect the 5% per annum interest rate retroactive to the terms of the promissory note executed on March 16, 2006. The effects of the prior period adjustment resulted in the following changes:

Balance Sheet including discontinued:

                                                                         March 15,
                                                ----------------------------------------------------------
                                                            2006                          2005
                                                ----------------------------  ----------------------------

                                                As previously                 As previously
                                                   Reported     As Restated     Reported      As Restated
                                                -------------  -------------  -------------  -------------
Due to local general partners and affiliates    $  20,985,324  $  20,415,257  $  21,812,893  $  21,586,852
Partners' deficit                                 (34,013,783)   (33,443,716)   (31,950,045)   (31,724,004)



Statement of Operations including discontinued:
                                                                   Years ended March 15,
                                                ----------------------------------------------------------
                                                            2006                          2005
                                                ----------------------------  ----------------------------

                                                As previously                 As previously
                                                   Reported     As Restated     Reported      As Restated
                                                -------------  -------------  -------------  -------------
Interest                                        $   6,663,230  $   6,319,204  $   8,672,916  $   8,446,875
Net income                                          3,322,567      3,666,593      4,752,436      4,978,477

Net income per BAC                                     205.74         227.04         294.29         308.29

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable from operations are as follows:

                                                  March 15, 2007                    March 15, 2006
                                          ------------------------------    ------------------------------
                                             Carrying           Fair          Carrying           Fair
                                              Amount           Value           Amount            Value
                                          -------------    -------------    -------------    -------------
Mortgage notes payable for which it is:
  Practicable to estimate fair value      $   6,145,494    $   6,145,494    $  14,449,159    $  14,449,159
  Not practicable                         $  31,902,463                *    $  46,177,460               *


The estimated fair values of the Partnership's mortgage notes payable from discontinued operations are as follows:

                                                  March 15, 2007                    March 15, 2006
                                          ------------------------------    ------------------------------
                                             Carrying           Fair          Carrying           Fair
                                              Amount           Value           Amount            Value
                                          -------------    -------------    -------------    -------------

Mortgage notes payable for which it is:
  Practicable to estimate fair value      $           0    $           0    $  13,558,112    $  13,558,112
  Not practicable                         $   4,507,279                *    $   3,119,516               *


*   Management  believes it is not practicable to estimate the fair value of the
    mortgage   notes   payable   because   mortgage    programs   with   similar
    characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment from operations are as follows:

                                                           March 15,                Estimated
                                                ------------------------------    Useful Lives
                                                     2007             2006           (Years)
                                                -------------    -------------    -------------
Land                                            $   2,864,994    $   5,065,723         -
Buildings and improvements                         67,206,427      115,897,527      15 to 40
Other                                               1,807,554        2,130,723       3 to 20
                                                -------------    -------------
                                                   71,878,975      123,093,973
Less:  Accumulated depreciation                   (42,785,507)     (66,711,988)
                                                -------------    -------------

                                                $  29,093,468    $ 56,381,985
                                                =============    =============

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

Depreciation expense for the years ended March 15, 2007, 2006 and 2005 amounted to $2,483,306, $2,533,747 and $2,589,554, respectively.

During  the years  ended  March 15,  2007 and 2006,  there  were  write-offs  of
accumulated   depreciation  in  the  amounts  of  $35,717,327  and  $31,075,978, respectively, which are related to the discontinued assets.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


The components of property and equipment held for sale from discontinued operations are as follows:

                                                           March 15,                Estimated
                                                ------------------------------    Useful Lives
                                                     2007             2006           (Years)
                                                -------------    -------------    -------------
Land                                            $     841,230    $     309,926         -
Buildings and improvements                         14,002,020       26,778,154      15 to 40
Other                                                  14,487        1,100,845       3 to 20
                                                -------------    -------------
                                                   14,857,737      28,188,925
Less:  Accumulated depreciation                    (9,605,003)    (17,796,300)
                                                -------------    -------------

                                                $   5,252,734    $ 10,392,625
                                                =============    =============


Depreciation expense for the discontinued property and equipment for the years ended March 15, 2007, 2006 and 2005 amounted to $1,116,243, $3,015,160 and
$4,975,432, respectively.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                 March 15,
                                          -----------------------
                                             2007         2006
                                          ----------   ----------
Real estate taxes, insurance, and other   $  646,280   $1,185,643
Reserve for replacements                   2,093,186    4,205,519
Other                                        201,453      383,522
                                          ----------   ----------

                                          $2,940,919   $5,774,684
                                          ==========   ==========

Cash held in escrow included in the discontinued assets consists of the following:

                                                 March 15,
                                          -----------------------
                                             2007         2006
                                          ----------   ----------
Real estate taxes, insurance, and other   $   30,447   $  370,849
Reserve for replacements                     651,790    3,573,266
Other                                         40,097      177,304
                                          ----------   ----------

                                          $  722,334   $4,121,419
                                          ==========   ==========

NOTE 6 - Deferred Costs

The components of deferred costs (which include operating guarantee fees, financing expenses and other deferred costs) and their periods of amortization from operations are as follows:

                                                           March 15,                Estimated
                                                ------------------------------    Useful Lives
                                                     2007             2006           (Years)
                                                -------------    -------------    -------------

Deferred costs                                  $   1,153,898    $   2,009,378         **
Less:  Accumulated amortization                      (426,439)        (823,279)
                                                -------------    -------------

                                                $     727,459    $  1,186,099
                                                =============    =============

** Over the life of the respective mortgages.


Amortization of deferred costs for the years ended March 15, 2007, 2006 and 2005 amounted to $181,370, $55,708 and $57,213, respectively.

The operating guarantee fee and supervisory salaries are fully amortized as of March 15, 2007.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


During the years ended March 15, 2007 and 2006, there were decreases in deferred costs of $1,114,878 and $1,034,042 and net decreases in accumulated amortization of $842,055 and $639,015, respectively, due to write-offs and reclasses into discontinued operations.

In addition,  during the year ended March 15, 2007,  $530,875 of deferred  costs
and  accumulated   amortization   has  been  written-off  due  to  the  mortgage
refinancing of State Street 86 Associates, L.P. ("State Street") (see Note 7).

The discontinued assets components of other deferred costs and their periods of amortization are as follows:

                                                           March 15,                Estimated
                                                ------------------------------    Useful Lives
                                                     2007             2006           (Years)
                                                -------------    -------------    -------------
Financing expenses                              $      48,786    $     791,746         **
Less:  Accumulated amortization                        (6,341)        (482,608)
                                                -------------    -------------

                                                $      42,445    $    309,138
                                                =============    =============

** Over the life of the respective mortgages.


Amortization of deferred costs in the discontinued assets for the years ended March 15, 2007, 2006 and 2005 amounted to $318,453, $44,797 and $246,926, respectively.


NOTE 7 - Mortgage Notes Payable

The mortgage notes from operations are payable in aggregate monthly installments of approximately $155,000 including principal and interest at rates varying from 1% to 12% per annum, through 2036. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements as of March 15, 2007 for each of the next five fiscal years and thereafter are as follows:

            Fiscal Year Ending                       Amount
            ------------------                    ------------
            2007                                  $  9,610,672
            2008                                       411,157
            2009                                       441,730
            2010                                       474,579
            2011                                       509,875
            Thereafter                              26,599,944
                                                  ------------

                                                  $ 38,047,957
                                                  ============


Accrued interest payable at March 15, 2007 and 2006 was approximately $6,616,000 and $5,964,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

During October 2006, State Street entered into a mortgage restructuring agreement for the purpose of refinancing its existing mortgages. As part of the restructuring agreement, State Street refinanced its outstanding mortgage of $5,347,241 by obtaining three new mortgages. One mortgage is held by Capmark
Finance, Inc. (insured by HUD) and two are held by HUD in the amounts of $462,600, $3,605,209 and $1,281,737, respectively. All three have maturity dates of November 1, 2033. Principal and interest payments of $3,182 are made monthly on the first mortgage, with an interest rate of 7% per annum; interest will accrue on the second and third mortgage at the rate of 1% per annum. Tax and insurance escrow payments and replacement reserve deposits are made monthly.

During 2005, Quality Hill entered into a Modification Agreement with the Missouri Housing Development Commission ("MHDC") which extended the maturity date of the permanent nonrecourse financing for the Quality Hill-Cordova Hotel Apartments, which is one of the two projects included in Quality Hill, to December 2006. The balance of this note as of December 31, 2006 was $405,076. During 2005, Quality Hill entered into negotiations with both the Hall Family Foundation of Kansas ("Foundation") and Kansas City Downtown Minority Development Corporation ("DMDC") to extend the maturity dates of each note payable to December 2006. The combined balance of the Foundation notes is $2,339,108 and was due in full in December 2005 and the combined balance of the DMDC notes was $735,000 ($225,000 was due in December 2005 and $510,000 was due

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


in May 2005). As of December 31, 2005, Quality Hill had not been granted such an extension by either lender. In February 2006, Quality Hill Received a one year extension on the Foundation note to December 31, 2006. Quality Hill has filed for another extension; however, no extension has been granted as of the filing date of this form. The total of these three notes, $3,479,184, is included as a current liability in mortgage notes payable.

Magnolia Arms Associates, LTD ("Magnolia Arms") has not made its mortgage payments since August 2005 due to operating deficits and is currently in default. The mortgagee can take possession of the Property and other collateralized assets, collect the rents directly from the tenants and foreclose on the Property. As of December 31, 2006, the mortgage balance of approximately $5,749,000 has been shown as currently due. There can be no assurance that Magnolia Arms will be able to cure the default.

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

The mortgage notes from discontinued operations are payable in aggregate monthly installments of approximately $5,000 including principal and interest at the rate of 6.25% per annum, through 2027. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases is without further recourse.

Annual principal payment requirements as of March 15, 2007 for each of the next five fiscal years and thereafter for the discontinuing liabilities are as follows:

            Fiscal Year Ending                       Amount
            ------------------                    ------------
            2007                                  $     17,916
            2008                                        19,068
            2009                                        20,295
            2010                                        21,600
            2011                                        22,990
            Thereafter                               4,405,410
                                                  ------------

                                                  $  4,507,279
                                                  ============

Accrued interest payable for the discontinued liabilities at March 15, 2007 and 2006 was approximately $57,000 and $2,910,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

See Notes 10 and 12 for other subsidiary partnerships' financing activities.


NOTE 8 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the years ended March 15, 2007, 2006 and 2005 were as follows:

   Related Party Fees

                                                                  Years Ended March 15,
                                                           ------------------------------------
                                                              2007         2006*        2005*
                                                           ----------   ----------   ----------
Partnership management fees (a)                            $  544,199   $  835,250   $1,025,500
Expense reimbursement (b)                                     161,811      404,642      167,875
Local administrative fee (d)                                   10,000       10,000       10,000
                                                           ----------   ----------   ----------
Total general and administrative-General Partners             716,010    1,249,892    1,203,375
                                                           ----------   ----------   ----------
Property management fees incurred to
  affiliates of the Local General Partners (c)                405,248      397,001      424,024
                                                           ----------   ----------   ----------

Total general and administrative-related parties           $1,121,258   $1,646,893   $1,627,399
                                                           ==========   ==========   ==========

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


   Related Party Fees - discontinued operations
                                                                  Years Ended March 15,
                                                           ------------------------------------
                                                              2007         2006*        2005*
                                                           ----------   ----------   ----------
Local administrative fee (d)                               $    2,500   $   15,771   $   37,125
                                                           ----------   ----------   ----------
Total general and administrative-General Partners               2,500       15,771       37,125
                                                           ----------   ----------   ----------
Property management fees incurred to
  affiliates of the Local General Partners (c)                300,574      406,109      611,908
                                                           ----------   ----------   ----------

Total general and administrative-related parties           $  303,074   $  421,880   $  649,033
                                                           ==========   ==========   ==========


   * Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a Partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")) for administering the affairs of the Partnership. The Partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. During the year ended March 31, 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote it off in the amount of approximately $5,251,000, resulting in a non-cash General Partner contribution of the same amount. Partnership management fees owed to the General Partners amounting to approximately $2,574,000 (after the write-off) and $7,697,000 were accrued and unpaid as of March 15, 2007 and 2006, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $35,000 and $111,000 were accrued and unpaid as of March 15, 2007 and 2006, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $1,153,623, $1,370,964 and $1,689,474 for the years ended March 15, 2007, 2006 and 2005, respectively. Of these fees $705,822, $803,110 and
$1,035,932 were incurred to affiliates of the general partners of the Local Partnership (the "Local General Partners"), which includes $300,574, $406,109 and $611,908 of fees relating to discontinued operations.

(d) Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(e) Liberty Associates III L.P. received cash distributions of approximately $8,000, $10,000 and $7,000 during the years ended March 15, 2007, 2006 and 2005, respectively.

(f) Due to local general partners and affiliates at March 15, 2007 and 2006 consists of the following:

                                      March 15,
                              -------------------------
                                  2007          2006*
                              -----------   -----------
Operating advances            $    80,454   $    51,719
Development fee payable            16,058       132,448
Residual loan payable              52,500        52,500
Interest                        1,945,517     1,248,350
Long-term notes payable (g)    12,689,670    16,591,688

Management and other fees       1,312,023     1,611,958
                              -----------   -----------

                              $16,096,222   $19,688,663
                              ===========   ===========

* As restated (Note 2)

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


Due to local general partners and affiliates at March 15, 2007 and 2006 included in the discontinued liabilities consists of the following:

                                                                                              March 15,
                                                                                    -----------------------------
                                                                                        2007             2006
                                                                                    ------------     ------------
Operating advances                                                                  $     57,314     $    694,535
Management and other fees                                                                 65,044           32,059
                                                                                    ------------     ------------

                                                                                    $    122,358     $    726,594
                                                                                    ============     ============

(g) Long-term notes payable consist of the following:

                                                                                              March 15,
                                                                                    -----------------------------
                                                                                        2007             2006*
                                                                                    ------------     ------------
Grove Parc Associates L.P.
--------------------------
This mortgage note,  dated April 29, 1988, is held by the Woodlawn  Preservation and Investment Corporation in the original amount of $5,040,000.  The note bears interest at 7.39% per annum,  compounded  annually  on May 1 of each year.  Both principal  and  interest on the loan are due and payable in full out of residual receipts,  as defined,  on April 29, 2010.  The  obligation  under this note for principal  and interest in the amount of  $12,550,000  through March 1, 2004 was satisfied.  The Partnership executed a promissory note on March 16, 2006, in the amount of $12,550,000  which  includes the original  principal of $5,040,000 and
$7,510,000 in accrued  interest,  to evidence the  agreement  reached at a prior date and is effective for all purposes as of March 1, 2004. The promissory  note bears an interest rate of 5% per annum compounded annually and is secured by the substantially  all property of the Partnership.  The entire loan balance is due, including  principal and  interest,  and payable in full on April 1, 2010, or is immediately due and payable upon refinancing or
sale of the project.                                                                $ 12,550,000     $ 12,550,000

B & C Housing
-------------
This promissory note bears interest on the unpaid principal balance at the prime rate plus 2% per annum payable along with principal as and when permitted by the partnership  agreement and payable only from surplus cash.  Interest expense for each of the years ended March 15, 2007 and 2006 was approximately
$3,000.                                                                                  139,670          139,670

Shiloh
------
Two promissory notes each bearing interest at 6%. Interest expense for the years ended March 15, 2007 and 2006 was approximately $170,000 and $227,000,
respectively.  Shiloh was sold on October 1, 2006 (see Note 10).                               0        3,788,416

This consulting fee was non-interest bearing and was payable from surplus cash
as defined by HUD.                                                                             0            9,000

Four loans in 2006 from the general  partner of Shiloh bearing  interest at 7.5%
were payable in monthly  installments of $1,546.  Interest expense for the years ended March 15, 2007 and 2006 was approximately $6,000 and $8,000,
respectively.                                                                                  0          104,602
                                                                                    ------------     ------------

                                                                                    $ 12,689,670     $ 16,591,688
                                                                                    ============     ============

* As restated (Note 2)

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

Amounts funded under the Operating Deficit Guaranty Agreements were treated as non-interest bearing loans, which will be paid only out of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2007, there were no advances under the Operating Deficit Guaranty Agreements. Any amounts funded under such agreements would be reflected under "Due to local general partner and affiliates" on the Partnership's financial statements. As of March 31, 2007, all Operating Deficit Guaranty Agreements have expired.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


NOTE 9 - Taxable Net Income

A reconciliation of the financial statement net income (loss) to the taxable net income (loss) for the Partnership and its consolidated subsidiaries is as follows:

                                                                             Years Ended March 15,
                                                                   -----------------------------------------
                                                                       2007           2006*          2005*
                                                                   -----------    -----------    -----------
Financial statement
Net income                                                         $ 6,013,436    $ 3,666,593    $ 4,978,477
Difference between depreciation and amortization expense
  recorded for financial reporting purposes and the
  accelerated cost recovery system utilized for income tax
  purposes                                                            (883,527)      (544,756)      (649,272)
Difference resulting from parent company having a different
  fiscal year for income tax and financial reporting purposes          (68,333)       255,425        (95,219)
Difference between gain on sale of properties for financial
  reporting purposes and gain on sale for income tax purposes       (5,580,853)    (6,202,175)    (1,258,696)
Loss on impairment of fixed assets deducted for financial
  reporting purposes but not for tax purposes                                0      2,710,000              0
Loss allocated to minority interest for income tax purposes                  0        303,880              0
Difference resulting from forgiveness of related party debt
  considered a General Partner contribution for financial
  reporting purposes and income for tax purposes                     5,251,423              0              0
Differences resulting principally from rental income
  recognized for income tax  purposes and deferred for financial reporting purposes and interest and other operating expenses deducted for financial reporting purposes not deducted for
  income tax purposes                                                1,294,287        711,848       (653,896)
Prior period adjustments                                                     0       (344,026)      (226,041)
                                                                   -----------    -----------    -----------
Net income as shown on the income tax return for the calendar
  year ended                                                       $ 6,026,433    $   556,789    $ 2,095,353
                                                                   ===========    ===========    ===========

*  As restated (Note 2)

NOTE 10 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of March 15, 2007, the Partnership has disposed of twenty-two of its thirty-one original investments and two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities. Subsequently, on April 26, 2007, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities, and on May 11, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Note 15).

On December 29, 2006, the property and the related assets and liabilities of United-Pennsylvanian, L.P. ("United Penn") were sold to an unaffiliated third party purchaser for a sales price of $500,000 plus the assumption of the mortgage debt. The Partnership received $217,227 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $283,000. The sale resulted in a gain of approximately $2,225,000, resulting from the write-off of the deficit basis in the property at the date of the sale.

On October 1, 2006, the Partnership sold its limited partnership interest in Shiloh Grove Limited Partnership ("Shiloh Grove") to the Local General Partner for a sales price of $149,990. The Partnership received proceeds of $49,990 on October 3, 2006 and the remaining $100,000 is to be paid in guaranteed payments payable on certain dates through April 1, 2008 and is included in other assets at March 15, 2007. The sale resulted in a gain of approximately $2,859,000 resulting from the write-off of the deficit basis in the property of approximately $2,709,000 at the time of the sale and the $149,990 cash and guaranteed payments receivable from the sale.

On August 31, 2006, the Partnership sold its limited partnership interest in Alameda Towers Associates, L.P. ("Alameda Towers") to the Local General Partner for a sales price of $2,092,490. The Partnership received proceeds of $92,490 on September 5, 2006 and the remaining $2,000,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008, which is included in other assets at March 15, 2007. The sale resulted in a loss of approximately $33,000, resulting from the write-off of the basis in the property of approximately $2,126,000 and the $2,092,490 cash and guaranteed payments receivable from the sale.

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wycoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. There were no distributions from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,800,000. The sale resulted in a gain of approximately $2,785,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $(756,000) was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $2,029,000.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


On May 1, 2006, the property and the related assets and liabilities of Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500. The
Partnership received $797,203 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $4,140,000. The sale resulted in a gain of approximately $2,104,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $383,000 was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $2,487,000.

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. ("Concourse Artists") were sold to an unaffiliated third party purchaser for a sales price of $1,797,500. The
Partnership received $278,553 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $1,519,000. The sale resulted in a gain of approximately $672,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $28,000 was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $700,000.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000. The Partnership received $1,743,907 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $5,521,000. The sale resulted in a gain of approximately $3,115,000, resulting from the write-off of the deficit basis in the property at the date of the sale and was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $219,000 was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $3,334,000.

On September 15, 2005, the Partnership sold its limited partnership interest in Bayridge Associates, L.P. ("Bayridge") to the Local General Partner for a sales price of $1,125,000. The Partnership received proceeds of $1,113,587 from this sale after payment of closing costs of approximately $11,000. The sale resulting in a gain of approximately $5,821,000, resulting from the write-off of the deficit basis in the property of approximately $4,707,000 at the date of the sale and the $1,113,587 cash received from the sale.

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

On June 8, 2005, the Partnership sold its limited partnership interest in Fox Glenn Investors, L.P. ("Fox Glenn") to the Local General Partner for a sales price of $1,400,000. The Partnership received proceeds of $200,000 and a note receivable for $1,200,000, which was paid in full on February 9, 2006, from this sale. The sale resulted in a gain of approximately $3,098,000, resulting from the write-off of the deficit basis in the property at the date of the sale of approximately $1,698,000 and the $1,400,000 cash received from the sale.

On June 2, 2005, the Partnership sold its limited partnership interest in Lancaster Towers Associates, LTD ("Lancaster") to an affiliate of the Local General Partner for a sales price of $449,750. The Partnership received proceeds of $445,500 from this sale after the payment of closing costs of approximately $4,000 from the sales price. During the quarter ended June 15, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,860,000. The sale resulted in a loss of approximately $309,000, resulting from the write-off of the deficit basis in the property at the date of the sale.

On March 29, 2005, the property and the related assets and liabilities of Regent Street Associates, L.P. ("Regent Street") were sold to an unaffiliated third party purchaser for the assumption of the outstanding debt plus an incentive payment of $100,000. The Partnership received $100,000 from this transaction. The sale originally resulted in a gain of approximately $1,436,000, resulting from the write-off of the deficit basis in the property of approximately $1,336,000 and the $100,000 cash received from the sale. An adjustment to the gain of approximately $206,000 was recognized during the quarter ended March 15, 2006, resulting in an overall gain of $1,230,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $150,000 resulting from the write-off of payables owed to the Local General Partner and a non-cash contribution from the special limited partner of approximately $40,000 resulting from the write-off of payables owed to the special limited partner. The sale resulted in the liquidation of Regent Street.

On February 17, 2005, the Partnership's limited partnership interest in Redwood Villa Associates ("Redwood") was sold to the Local General Partner for a sales price of $60,000. The Partnership received proceeds of $59,400 from this sale. The sale resulted in a gain of approximately $1,749,000, resulting from the write-off of the deficit basis in the property of approximately $1,690,000 and the $59,400 cash received from the sale.

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. ("Lund Hill") were sold to an unaffiliated thirty party purchaser for a sales price of $6,500,000. The Partnership received approximately $3,225,485 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $3,276,000. The sale resulted in a gain of approximately $1,345,000 resulting from the write-off of the deficit basis in the property. The sale resulted in the liquidation of Lund Hill.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


On September 24, 2004, the property and the related assets and liabilities of Autumn Park Associates, L.P. ("Autumn Park") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. The Partnership received $1,049,900 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $3,750,000. The sale resulted in a gain of approximately $2,110,000, resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $95,000 resulting from the write-off of payables owed to the Local General Partner. The sale resulted in the liquidation of Autumn Park.

On August 27, 2004, the property and the related assets and liabilities of 2108 Bolton Drive Associates, L.P. ("Bolton") were sold to an unaffiliated third party purchaser for a sales price of $8,891,000. The proceeds were used for the repayment of mortgages, other liabilities and closing costs. The sale originally resulted in a gain of approximately $1,622,000, resulting from the write-off of the deficit basis in the property at the date of the sale. An additional loss of approximately $(59,000) was recorded during the year ended March 15, 2006, resulting in an overall gain of approximately $1,563,000. The sale resulted in the liquidation of Bolton.

On July 30, 2004, the property and the related assets and liabilities of Tanglewood Apartments, L.P. ("Tanglewood") were sold to an unaffiliated third party purchaser for a sales price of $3,425,000. The Partnership received $321,640 as a distribution from the sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,103,000. The sale resulted in a gain of approximately $1,120,000 resulting from the write-off of the basis in the property at the date of the sale. The sale resulted in the liquidation of Tanglewood.

On March 31, 2004, the Partnership's limited partnership interest in Walnut Park Plaza ("Walnut") was sold to the Local General Partner for a purchase price of $1 plus the assumption of all the related debt which totaled approximately $7,700,000. The sale resulted in a gain of approximately $2,589,000, resulting from the write-off of the deficit basis in the property at the date of the sale.


NOTE 11 - Assets Held for Sale

On September 28, 2006, Greenleaf Associates, L.P. ("Greenleaf") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $5,264,177 including the assumption of the mortgage debt. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending June 15, 2007. No assurance can be given that the sale will actually occur. Greenleaf is being held as an asset held for sale as of March 15, 2007. As of December 31, 2006, Greenleaf had property and equipment, at cost, of approximately $6,479,000, accumulated depreciation of approximately $3,923,000 and mortgage debt of approximately $4,507,000.

On February 8, 2007, Charles Drew Court Associates, L.P. ("Charles Drew") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,435,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending June 15, 2007. No assurance can be given that the sale will actually occur. Charles Drew is being held as an asset held for sale as of March 15, 2007. As of December 31, 2006, Charles Drew had property and equipment, at cost, of approximately $8,286,000 and accumulated depreciation of approximately $5,639,000. Subsequently, on May 11, 2007, the property and related assets and liabilities of Charles Drew were sold (see Note 15).


NOTE 12 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Magnolia Arms Associates, LTD ("Magnolia Arms")
-----------------------------------------------
Magnolia Arms has not made its mortgage payments since August 2005 due to operating deficits and is currently in default. The mortgagee can take possession of the Property and other collateralized assets, collect the rents directly from the tenants and foreclose on the Property and other collateralized assets. There can be no assurance that Magnolia Arms will be able to cure the default. The mortgage payable is a current liability as of December 31, 2006. Because of these circumstances, there is substantial doubt regarding whether the Local Partnership can continue as a going concern. The Partnership's investment in Magnolia Arms was written down to zero by prior years' losses and the minority interest was approximately $33,000 and $47,000 at March 15, 2007 and 2006, respectively. The net loss after minority interest for Magnolia Arms amounted to approximately $684,000, $200,000 and $190,000 for the years ended March 15, 2007, 2006 and 2005, respectively. Magnolia Arms' Compliance Period ended as of December 31, 2003.

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

During 2005, Quality Hill entered into a Modification Agreement with the Missouri Housing Development Commission ("MHDC") which extended the maturity date of the permanent nonrecourse financing for the Quality Hill-Cordova Hotel Apartments, which is one of the two projects included in Quality Hill, to December 2006. The balance of this note as of December 31, 2006 was $405,076. Quality Hill has filed for another extension; however, no extension has been granted as of the filing date of this form.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


During 2005, Quality Hill entered into negotiations with both the Hall Family Foundation of Kansas ("Foundation") and Kansas City Downtown Minority Development Corporation ("DMDC") to extend the maturity dates of each note payable to December 2006. The combined balance of the Foundation notes is $2,339,108 and was due in full in December 2005 and the combined balance of the DMDC notes was $735,000 ($225,000 was due in December 2005 and $510,000 was due in May 2005). As of December 31, 2005, Quality Hill had not been granted such an extension by either lender. In February 2006, Quality Hill Received a one year extension on the Foundation note to December 31, 2006. Quality Hill has filed for another extension; however, no extension has been granted as of the filing date of this Form 10-K.

The total of these three notes, $3,479,184, is included as a current liability in mortgage notes payable.

These items raise substantial doubt about Quality Hill's ability to continue as a going concern. The Partnership's investment in Quality Hill has been written down to zero by prior years' losses and the minority interest balance was $0 at both March 15, 2007 and 2006. The net loss after minority interest for Quality Hill amounted to approximately $324,000, $287,000 and $291,000 for the years ended March 15, 2007, 2006 and 2005, respectively. Quality Hill's Compliance Period ended as of December 31, 2004.


b)  Lease Commitment

None

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 15, 2007, uninsured cash and cash equivalents approximated $6,253,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or HUD. Such cash distributions are typically made from surplus cash flow.

e)  Tax Credits

A portion of the Tax Credits  could be subject to  recapture  in future years if
(i) a Local Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of the Local Partnership property or (iii) there is a reduction in the Local Partnership interest in the property at any time during the 15-year period (the "Compliance Period") that began with the first tax year of the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service is referred to herein as the "Tax Credit Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership had expired. The Compliance Periods continue through December 31, 2008 with respect to the Properties depending upon when the Tax Credit Periods commenced.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of March 15, 2007, there are eight Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


Note 13 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of March 15, 2007, Alameda, Charles Drew, Greenleaf, Concourse Artists, Grand Concourse, Robin Housing, Shiloh Grove, United Penn and Willoughby were classified as discontinued operations in the consolidated balance sheets. As of March 15, 2006, Bayridge, Bolton, Concourse Artists, Grand Concourse, Fox Glenn, Lancaster, Lund Hill, Penn Alto, Redwood, Regent Street, Robin Housing, United Penn and Willoughby were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

                                            March 15,      March 15,
                                              2007           2006
                                           -----------    -----------
Assets
  Property and equipment - less
    accumulated depreciation of
    $9,605,003 and $17,796,300 and,
    respectively                           $ 5,252,734    $10,392,625
  Cash and cash equivalents                    343,866        245,660
  Cash held in escrow                          722,334      4,121,419
  Deferred costs, net of accumulated
    amortization of $6,341 and $482,608,
    respectively                                42,445        309,138
  Due from general partners and
    affiliates                                   8,772              0
  Other assets                                  92,804        292,476
                                           -----------    -----------
Total assets                               $ 6,462,955    $15,361,318
                                           ===========    ===========

Liabilities
  Mortgage notes payable                   $ 4,507,279    $16,677,628
  Accounts payable and other liabilities       192,298      3,367,790
  Due to local general partners and
    affiliates                                 122,358        726,594
  Due to general partners and affiliates             0        183,595
  Minority interest                           (230,482)        61,379
                                           -----------    -----------
Total liabilities                          $ 4,591,453    $21,016,986
                                           ===========    ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 15, 2007, Alameda, Concourse Artists, Grand Concourse, Robin Housing, Shiloh Grove, United Penn and Willoughby which were sold during the year and Charles Drew and Greenleaf, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the year ended March 15, 2006, Alameda, Concourse Artists, Grand Concourse, Robin Housing, Shiloh Grove, United Penn and Willoughby, in order to present comparable results to the year ended March 15, 2007, and Bayridge, Fox Glenn, Lancaster, Lund Hill, Penn Alto, Redwood and Regent Street, which were sold during the year, were all classified as discontinued operations on the consolidated financial statements. For the year ended March 15, 2005, Alameda, Bayridge, Concourse Artists, Fox Glenn, Grand Concourse, Lancaster, Lund Hill, Redwood, Penn Alto, Regent Street, Robin Housing, Shiloh Grove, United Penn and Willoughby, in order to present comparable results to the year ended March 15, 2007, and Autumn Park, Bolton, Tanglewood and Walnut, which were sold during the year, were all classified as discontinued operations on the consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


Consolidated Statements of Discontinued Operations:

                                                                            Years Ended March 15,
                                                                --------------------------------------------
                                                                    2007            2006*           2005*
                                                                ------------    ------------    ------------
Revenues

Rental income                                                   $  6,748,077    $ 12,291,555    $ 18,670,509
Other (Note 2)                                                       225,094         404,112         672,109
Subsidy                                                                    0               0       4,007,686
Gain on sale of properties (Note 10)                              13,589,123      12,812,224       7,440,525
                                                                ------------    ------------    ------------
Total revenue                                                     20,562,294      25,507,891      30,790,829
                                                                ------------    ------------    ------------

Expenses

General and administrative                                         1,425,230       2,673,712       4,302,541
General and administrative-related parties (Note 8)                  303,074         421,880         649,033
Repairs and maintenance                                            1,897,579       2,970,541       4,510,611
Operating                                                            947,264       1,850,084       2,795,410
Taxes                                                                326,024         576,948         876,090
Insurance                                                            550,857         761,469       1,249,199
Interest                                                           1,289,431       2,723,957       4,762,794
Depreciation and amortization                                      1,434,696       3,059,957       5,222,358
Loss on impairment of fixed assets                                         0       2,710,000               0
                                                                ------------    ------------    ------------

Total expenses                                                     8,174,155      17,748,548      24,368,036
                                                                ------------    ------------    ------------

Income before minority interest                                   12,388,139       7,759,343       6,422,793
Minority interest in income of subsidiaries from discontinued
  operations                                                      (1,456,390)        322,225       2,327,031
                                                                ------------    ------------    ------------
Net income from discontinued operations (including gain on
  sale of properties)                                           $ 10,931,749    $  8,081,568    $  8,749,824
                                                                ============    ============    ============

Income - limited partners from discontinued operations
  (including gain on sale of properties)                        $ 10,822,432    $  8,000,752    $  8,662,326
                                                                ============    ============    ============

Number of BACs outstanding                                          15,987.5        15,987.5        15,987.5
                                                                ============    ============    ============

Income discontinued operations (including gain on sale of
  properties) per BAC                                           $     676.93    $     500.43    $     541.82
                                                                ============    ============    ============

* Reclassified for comparative purposes


                                                                            Years Ended March 15,
                                                                --------------------------------------------
                                                                    2007            2006*           2005*
                                                                ------------    ------------    ------------
Cash flows from discontinued operations
Net cash (used in) provided by operating activities             $    (67,869)   $ (2,438,993)   $  9,316,323
Net cash (used in) provided by investing activities             $(11,708,782)   $ 10,845,929    $ 14,523,988
Net cash used in financing activities                           $(14,599,629)   $ (2,448,941)   $(18,987,156)

* Reclassified for comparative purposes.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


NOTE 14 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 15, 2007 and 2006. The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).

                                                                              Quarter Ended
                                                        --------------------------------------------------------
                                                         June 15,     September 15,   December 15,    March 15,
                    OPERATIONS                             2006            2006           2006          2007
-----------------------------------------------------   -----------    -----------    -----------    -----------
Revenues                                                $ 3,064,171    $ 3,154,295    $ 3,038,053    $ 3,158,763

Operating expenses                                       (4,411,935)    (3,913,363)    (4,339,758)    (4,689,964)
                                                        -----------    -----------    -----------    -----------

Loss from operations before minority interest            (1,347,764)      (759,068)    (1,301,705)    (1,531,201)

Minority interest in loss of subsidiaries from
   operations                                                 1,751          2,066          5,593         12,015
                                                        -----------    -----------    -----------    -----------

Loss from operations                                     (1,346,013)      (757,002)    (1,296,112)    (1,519,186)

(Loss) income from discontinued operations (including
  gain on saleof properties and minority interest)         (739,371)     6,790,747      2,706,763      2,173,610
                                                        -----------    -----------    -----------    -----------

Net (loss) income                                       $(2,085,384)   $ 6,033,745    $ 1,410,651    $   654,424
                                                        ===========    ===========    ===========    ===========

Net (loss) income- limited partnership                  $(2,064,530)   $ 5,973,408    $ 1,396,544    $   647,880
                                                        ===========    ===========    ===========    ===========

Net loss per weighted average BAC from operations       $    (83.35)   $    (46.88)   $    (80.25)   $    (94.08)

Net (loss) income per weighted average BAC from
   discontinued operations                                   (45.78)        420.51         167.61         134.59
                                                        -----------    -----------    -----------    -----------

Net (loss) income per weighted average BAC              $   (129.13)   $    373.63    $     87.36    $     40.51
                                                        ===========    ===========    ===========    ===========

                                                                              Quarter Ended
                                                        --------------------------------------------------------
                                                         June 15,     September 15,   December 15,    March 15,
                    OPERATIONS                             2005*          2005*          2005*          2006*
-----------------------------------------------------   -----------    -----------    -----------    -----------
Revenues                                                $ 3,081,827    $ 3,077,215    $ 3,160,478    $ 3,319,790

Operating expenses                                       (4,420,864)    (3,975,652)    (4,290,757)    (4,377,079)
                                                        -----------    -----------    -----------    -----------

Loss from operations before minority interest            (1,339,037)      (898,437)    (1,130,279)    (1,057,289)

Minority interest in loss of subsidiaries from
   operations                                                 3,678          2,580          1,446          2,363
                                                        -----------    -----------    -----------    -----------

Loss from operations                                     (1,335,359)      (895,857)    (1,128,833)    (1,054,926)

Income (loss) from discontinued operations
   (including gain on sale of properties and
   minority interest)                                     1,689,566     (2,072,516)     5,684,690      2,779,828
                                                        -----------    -----------    -----------    -----------

Net income (loss)                                       $   354,207    $(2,968,373)   $ 4,555,857    $ 1,724,902
                                                        ===========    ===========    ===========    ===========

Net income (loss) - limited partnership                 $   350,665    $(2,938,689)   $ 4,510,298    $ 1,707,653
                                                        ===========    ===========    ===========    ===========

Net loss per weighted average BAC from operations       $    (82.69)   $    (55.47)   $    (69.90)   $    (65.33)

Net income (loss) per weighted average BAC from
   discontinued operations                                   104.63        (128.34)        352.02         172.12
                                                        -----------    -----------    -----------    -----------

Net income (loss) per weighted average BAC              $     21.94    $   (183.81)   $    282.12    $    106.79
                                                        ===========    ===========    ===========    ===========


*  As reclassified for comparative purposes and restated (Note 2)

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 15, 2007


NOTE 15 - Subsequent Events

On May 11, 2007, the property and the related assets and liabilities of Charles Drew were sold to an unaffiliated third party purchaser for a sales price of $3,435,000. The Partnership received $2,765,000 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interest of approximately $670,000. The sale resulted in a gain of approximately $462,000, resulting from the write-off of the basis in the property at the date of the sale, which will be recognized on the Partnership's Form 10-Q for the quarter ending June 15, 2007.

On April 26, 2007, the Partnership entered into an agreement to sell its limited partnership interest in West Kinney Associates, L.P. ("West Kinney") to an affiliate of the Local General Partner for a sales price of $600,000 and the assumption of the outstanding mortgages and related accrued interest which amounted to approximately $4,548,000 on December 31, 2006. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2007. No assurance can be given that the sale will actually occur. As of December 31, 2006, West Kinney had property and equipment, at cost, of approximately $7,187,000, accumulated depreciation of approximately $4,380,000 and mortgage debt of approximately $3,232,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    PART III


Item 10.  Directors and Executive Officers and Corporate Governance

The Partnership has no directors or officers. The Partnership's affairs are managed and controlled by the General Partners. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the ultimate parent of the General Partner, Centerline Holding Company ("Centerline") (which had been known as CharterMac until April
2007), has adopted a code of ethics. See http://www.Centerline.com.

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also retired from his position as President, Chief Executive Officer and Chief Financial Officer of the general partner of the Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

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

       Credit Properties GP LLC
       ------------------------

       Name                               Position
       ------------------------           ----------------------------------

       Robert L. Levy                     Chief Financial Officer

       Andrew J. Weil                     President, Chief Executive Officer

       Glenn F. Hopps                     Treasurer


ROBERT L. LEVY, 41, is the Chief Financial Officer of Centerline. Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company ("AMAC"), a publicly traded real estate investment trust managed by an affiliate of Centerline Capital. Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments. Mr. Levy joined Centerline's predecessor in November of 2001 as the Director of Capital Markets. From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 36, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group. Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds. Prior to joining Centerline's predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management. Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance form the Wharton School of the University of Pennsylvania.

GLENN F. HOPPS, 44, joined Centerline in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, Certified Public Accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The general partnership interests in the Partnership are owned as follows:

                                     Name and Address of          Amount and Nature of      Percentage
Title of Class                       Beneficial Ownership         Beneficial Ownership       of Class
----------------------------     ---------------------------      --------------------      -----------
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

Item 13.  Certain Relationships and Related Transactions; Director Independence

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

Item 14.  Principal Accounting Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP for professional services rendered for the audit of the Partnership's annual financial statements for the years ended March 15, 2007 and 2006 and for the reviews of the financial statements included in the Partnership's quarterly reports on Form 10-Q for those years were $79,900 and $54,900, respectively.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2006 and 2005 were approximately $8,600 and $8,400, respectively.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a) 1.   Consolidated Financial Statements
         ---------------------------------
         Report of Independent Registered Public Accounting Firm                     17

         Consolidated Balance Sheets at March 15, 2007 and 2006                      47

         Consolidated Statements of Operations for the Years Ended
           March 15, 2007, 2006 and 2005                                             48

         Consolidated Statements of Changes in Partners' Deficit
           for the Years Ended March 15, 2007, 2006 and 2005                         49

         Consolidated Statements of Cash Flows for the Years Ended
           March 15, 2007, 2006 and 2005                                             50

         Notes to Consolidated Financial Statements                                  52

(a) 2.   Financial Statement Schedules
         -----------------------------

         Report of Independent Registered Public Accounting Firm                     78

         Schedule I - Condensed Financial Information of Registrant                  79

         Schedule III - Real Estate and Accumulated Depreciation                     82

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

(3C)     Certificate of Limited Partnership of Liberty Tax Credit
         Plus L.P., together with amendments filed September 14, 1987 and October 8, 1987 **

(10A)    Form of Subscription Agreement (attached to Prospectus as
         Exhibit B) **

(10B)    Form of Purchase Agreement for purchase of Local Partnership
         Interests **

(10C)    Form of Local Partnership Agreement **


                                                                                Sequential
                                                                                   Page
                                                                                ----------
(21)     Subsidiaries of the Registrant - the Local Partnerships set
         forth in Item 2 may be considered subsidiaries of the Registrant.           72

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                  75

(31.2)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                  76

(32.1)   Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
         and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)     77

** Incorporated herein as an exhibit by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus L.P.'s
         Registration Statement on Form S-11, file No. 33-15479

                                                                                 Jurisdiction

(b)      Subsidiaries of the Registrant (Exhibit 21)                            of Organization
         -----------------------------                                          ---------------

         B & C Housing Associates, L.P.                                              OK
         State Street 86 Associates, L.P.                                            DE
         West Kinney Associates, L.P.                                                NJ
         Magnolia Arms Associates, L.P.                                              FL
         Greenleaf Associates, L.P.                                                  MO
         Grove Parc Associates, L.P. (Woodlawn)                                      IL
         Charles Drew Court Associates, L.P.                                         NJ
         Quality Hill Historic District-Phase II-A, L.P.                             MO
         Sartain School Venture, L.P.                                                PA

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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                          By:  RELATED CREDIT PROPERTIES L.P.,
                               a General Partner


                               By:  Credit Properties GP LLC,
                                    its General Partner


Date: June 13, 2007
      -------------
                                    By:  /s/ Robert L. Levy
                                         ------------------
                                         Robert L. Levy
                                         Chief Financial Officer



Date: June 13, 2007
      -------------
                                    By:  /s/ Andrew J. Weil
                                         ------------------
                                         Andrew J. Weil
                                         President, Chief Executive Officer


                          By:  LIBERTY ASSOCIATES III, L.P.,
                               a General Partner


                               By:  Related Credit Properties L.P.,
                                    its General Partner


                                    By:  Related Credit Properties Inc.,
                                         its General Partner


Date: June 13, 2007
      -------------
                                         By:  /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: June 13, 2007
      -------------
                                         By:  /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                                    Title                                    Date
------------------    ------------------------------------------------------------    --------------



                      Chief Financial Officer (principal financial
/s/ Robert L. Levy    officer) of Related Credit Properties L.P. (a General Partne
------------------    of registrant) which is also the general partner of Liberty     June 13, 2007
Robert L. Levy        Associates III, L.P. (a General Partner of registrant)          -------------



                      President, Chief Executive Officer (principal executive
/s/ Andrew J. Weil    officer) of Related Credit Properties L.P. (a General Partner
------------------    of registrant) which is also the general partner of Liberty     June 13, 2007
Andrew J. Weil        Associates III, L.P. (a General Partner of registrant)          -------------



                      Treasurer  (principal  accounting officer) of Credit
                      Properties GP LLC, general partner of Related Credit
/s/ Glenn F. Hopps    Properties  L.P. (a General  Partner of  registrant)
------------------    which is also the general partner of Liberty Associates         June 13, 2007
Glenn F. Hopps        III, L.P. (a General Partner of registrant)                     -------------


                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this annual report on Form 10-K for the period ended March 15, 2007 of the Liberty Tax Credit Plus, L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 13, 2007
               -------------

                                                    By:  /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this annual report on Form 10-K for the period ended March 15, 2007 of the Liberty Tax Credit Plus, L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 13, 2007
               -------------

                                                    By:  /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In connection with the Annual Report of Liberty Tax Credit Plus L.P. on Form 10-K for the period ended March 15, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     June 13, 2007                                       June 13, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and subsidiaries included in the Form 10-K as presented in our opinion dated June 13, 2007 on page 17 and based on the reports of other auditors, we have also audited supporting Schedule I for the 2006, 2005 and 2004 Fiscal Years and Schedule III at March 15, 2007. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial includes the financial statements of two subsidiary partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns. These subsidiary partnerships' net losses aggregated $1,021,563 (Fiscal 2006), $491,638 (Fiscal
2005) and $484,798 (Fiscal 2004); and their assets aggregated $7,494,574 and $7,817,431 at March 15, 2007 and 2006, respectively. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 13, 2007

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships):


                          LIBERTY TAX CREDIT PLUS L.P.
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                            March 15,
                                                    -------------------------
                                                        2007          2006
                                                    -----------   -----------
Cash and cash equivalents                           $ 5,363,101   $ 2,286,486
Investment in subsidiary partnerships                   685,144     3,456,117
Other assets                                          1,766,458        44,353
                                                    -----------   -----------

Total assets                                        $ 7,814,703   $ 5,786,956
                                                    ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable and other liabilities              $ 2,818,835   $         0
Due to general partner and affiliates                 2,611,202     7,724,189
                                                    -----------   -----------

Total liabilities                                     5,430,037     7,724,189

Partners' equity (deficit)                            2,384,666    (1,937,233)
                                                    -----------   -----------

Total liabilities and partners' equity (deficit)    $ 7,814,703   $ 5,786,956
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   Years Ended March 15,
                                                        ----------------------------------------
                                                            2007           2006          2005
                                                        -----------    -----------    -----------
Revenues                                                $   252,103    $   199,419    $    54,094
                                                        -----------    -----------    -----------

Expenses

Administrative and management                               268,177        223,282        326,341
Administrative and management-related parties               706,010      1,239,892      1,193,375
                                                        -----------    -----------    -----------

Total expenses                                              974,187      1,463,174      1,519,716
                                                        -----------    -----------    -----------

Loss from operations                                       (722,084)    (1,263,755)    (1,465,622)

Gain on sale on investment in subsidiary partnerships     2,825,505      2,119,965              0

Equity in loss of subsidiary partnerships (*)              (262,866)    (2,351,643)    (1,340,990)

Distribution income from subsidiary partnerships              7,891         24,346      1,112,589
                                                        -----------    -----------    -----------

Net income (loss)                                       $ 1,848,446    $(1,471,087)   $(1,694,023)
                                                        ===========    ===========    ===========


(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $9,858,176, $2,234,157 and $7,694,855 for the years ended March 15, 2007, 2006, and 2005, respectively.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                          LIBERTY TAX CREDIT PLUS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                    2007            2006           2005
                                                                 -----------    -----------    -----------
Cash flows from operating activities:

Net income (loss)                                                $ 1,848,446    $(1,471,087)   $(1,694,023)
                                                                 -----------    -----------    -----------

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment of subsidiary partnerships             (2,825,505)    (2,119,965)             0
Equity in loss of subsidiary partnerships                            262,866      2,351,643      1,340,990
Distribution income from subsidiary partnerships                      (7,891)       (24,346)    (1,112,589)
(Increase) decrease in assets:
Other assets                                                          11,894        171,365        (84,299)
Increase (decrease) in liabilities:
Due to general partners and affiliates                               138,436       (121,948)        44,632
Accounts payable and other liabilities                                40,865              0              0
                                                                 -----------    -----------    -----------

Total adjustments                                                 (2,379,335)       256,749        188,734
                                                                 -----------    -----------    -----------

Net cash used in operating activities                               (530,889)    (1,214,338)    (1,505,289)
                                                                 -----------    -----------    -----------

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnerships          497,480      2,573,046              0
Distributions to Partners                                                  0     (5,426,305)             0
Distributions from subsidiaries                                    3,110,024        558,007      4,698,150
                                                                 -----------    -----------    -----------

Net cash provided by (used in) investing activities                3,607,504     (2,295,252)     4,698,150
                                                                 -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents               3,076,615     (3,509,590)     3,192,861

Cash and cash equivalents, beginning of year                       2,286,486      5,796,076      2,603,215
                                                                 -----------    -----------    -----------

Cash and cash equivalents, end of year                           $ 5,363,101    $ 2,286,486    $ 5,796,076
                                                                 ===========    ===========    ===========

                  LIBERTY TAX CREDIT PLUS L.P. AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2007

                                                                          Initial Cost to Partnership
                                                                          ----------------------------
                                                                                                         Cost Capitalized
                                                                                                          Subsequent to
                                                                                         Buildings and     Acquisition:
     Subsidiary Partnership's Residential Property         Encumbrances       Land       Improvements      Improvements
--------------------------------------------------------   ------------   ------------   -------------   ----------------
 B & C Housing Associates, L.P.
   Tulsa, OK                                               $  6,505,944   $    727,300   $   5,420,791   $      3,172,047
 State Street 86 Associates, L.P.
   Camden, NJ                                                 5,349,063        861,947      12,460,882            523,157
 Fox Glenn Investors, L.P. (i)(j)(l)(m)
   Seat Pleasant, MD                                                  0        491,209       6,548,849         (7,040,058)
 Shiloh Grove L.P. (Mt Vernon) (f)(o)
   Columbus, OH                                                       0        764,874      16,618,743        (16,625,195)
 Silver Blue Lake Apartments Ltd. (e)(i)
   Miami, FL                                                          0        537,204       4,755,176         (5,292,380)
 Lancaster Towers Associates, Ltd. (i)(j)(l)(m)
   Lancaster, NY                                                      0        147,000       3,673,921         (3,820,921)
 West Kinney Associates, L.P.
   Newark, NJ                                                 3,232,489        262,466       6,072,924            899,489
 Autumn Park Associates, L.P. (g)(i)(j)
   Wilsonville, OR                                                    0        369,932       2,251,887         (2,621,819)
 Regent Street Associates, L.P. (i)(j)(k)(m)
   Philadelphia, PA                                                   0         40,000       7,387,283         (7,427,283)
 Magnolia Arms Associates, Ltd.
   Jacksonville, FL                                           5,748,911        125,000       8,165,738          1,026,613
 Greenleaf Associates L.P. (p)
   Kansas City, MO                                            4,507,279        695,000       5,125,103            706,093
 Alameda Towers, Associates L.P. (o)
   San Juan, PR                                                       0        644,000      15,157,047        (15,109,355)
 Dixie Apartment Associates, Ltd. (c)
   Miami, FL                                                          0        194,480       1,354,562         (1,549,042)
 Ludlam Gardens Apartments, Ltd. (c)
   Miami, FL                                                          0        755,057       3,943,234         (4,698,291)
 Grove Parc Associates, L.P. (Woodlawn)
   Chicago, IL                                               11,468,388        600,000       9,386,536         11,796,030
 2108 Bolton Drive Associates, L.P. (g)(i)(j)(m)
   Atlanta, GA                                                        0        835,000       6,599,896         (7,434,896)
 Apple Creek Housing Associates, Ltd. (d)
   Arvada, CO                                                         0        618,136      10,973,665        (11,591,801)
 Redwood Villa Associates (h)(i)(j)(m)
   San Diego, CA                                                      0              0       5,931,183         (5,931,183)
 Charles Drew Court Associates, L.P. (p)
   Atlantic City, NJ                                                  0            100       7,893,416            438,026
 Walnut Park Plaza Associates, L.P. (h)(i)(j)
   Philadelphia, PA                                                   0        454,707       7,690,675         (8,145,382)
 Bayridge Associates, L.P. (i)(j)(l)(m)
   Beaverton, OR                                                      0        917,682         488,333         (1,406,015)
 United-Pennsylvanian, L.P.(i)(j)(m)(n)
   Erie, PA                                                           0        217,000       4,191,327         (4,143,635)
 2051 Grand Concourse Associates, L.P. (i)(j)(m)(n)
   Bronx, NY                                                          0         31,500       5,221,117         (5,173,426)
 Concourse Artists Housing Associates, L.P. (i)(j)(m)(n)
   Bronx, NY                                                          0          5,750          16,100             31,591
 Willoughby-Wycoff Housing Associates, L.P. (i)(j)(m)(n)
   Brooklyn, NY                                                       0         17,000          47,600                 92

                                                           Gross Amount to which Carried at Close of Period
                                                           ------------------------------------------------


                                                                            Buildings and                     Accumulated
     Subsidiary Partnership's Residential Property             Land         Improvements          Total       Depreciation
--------------------------------------------------------   ------------     -------------      ------------   -------------
 B & C Housing Associates, L.P.
   Tulsa, OK                                               $    729,685     $   8,590,453      $  9,320,138   $   5,584,561
 State Street 86 Associates, L.P.
   Camden, NJ                                                   864,332        12,981,654        13,845,986       9,686,485
 Fox Glenn Investors, L.P. (i)(j)(l)(m)
   Seat Pleasant, MD                                                  0                 0                 0               0
 Shiloh Grove L.P. (Mt Vernon) (f)(o)
   Columbus, OH                                                       0                 0                 0               0
 Silver Blue Lake Apartments Ltd. (e)(i)
   Miami, FL                                                          0                 0                 0               0
 Lancaster Towers Associates, Ltd. (i)(j)(l)(m)
   Lancaster, NY                                                      0                 0                 0               0
 West Kinney Associates, L.P.
   Newark, NJ                                                   264,850         6,970,029         7,234,879       4,401,950
 Autumn Park Associates, L.P. (g)(i)(j)
   Wilsonville, OR                                                    0                 0                 0               0
 Regent Street Associates, L.P. (i)(j)(k)(m)
   Philadelphia, PA                                                   0                 0                 0               0
 Magnolia Arms Associates, Ltd.
   Jacksonville, FL                                             127,384         9,189,967         9,317,351       6,456,593
 Greenleaf Associates L.P. (p)
   Kansas City, MO                                              697,384         5,828,812         6,526,196       3,944,672
 Alameda Towers, Associates L.P. (o)
   San Juan, PR                                                       0                 0                 0               0
 Dixie Apartment Associates, Ltd. (c)
   Miami, FL                                                          0                 0                 0               0
 Ludlam Gardens Apartments, Ltd. (c)
   Miami, FL                                                          0                 0                 0               0
 Grove Parc Associates, L.P. (Woodlawn)
   Chicago, IL                                                  602,384        21,180,182        21,782,566      12,233,994
 2108 Bolton Drive Associates, L.P. (g)(i)(j)(m)
   Atlanta, GA                                                        0                 0                 0               0
 Apple Creek Housing Associates, Ltd. (d)
   Arvada, CO                                                         0                 0                 0               0
 Redwood Villa Associates (h)(i)(j)(m)
   San Diego, CA                                                      0                 0                 0               0
 Charles Drew Court Associates, L.P. (p)
   Atlantic City, NJ                                            143,846         8,187,696         8,331,542       5,660,331
 Walnut Park Plaza Associates, L.P. (h)(i)(j)
   Philadelphia, PA                                                   0                 0                 0               0
 Bayridge Associates, L.P. (i)(j)(l)(m)
   Beaverton, OR                                                      0                 0                 0               0
 United-Pennsylvanian, L.P.(i)(j)(m)(n)
   Erie, PA                                                           0                 0                 0               0
 2051 Grand Concourse Associates, L.P. (i)(j)(m)(n)
   Bronx, NY                                                          0                 0                 0               0
 Concourse Artists Housing Associates, L.P. (i)(j)(m)(n)
   Bronx, NY                                                          0                 0                 0               0
 Willoughby-Wycoff Housing Associates, L.P. (i)(j)(m)(n)
   Brooklyn, NY                                                       0                 0                 0               0


                                                                                             Life on which
                                                                                            Depreciation in
                                                             Year of                         Latest Income
                                                           Construction/      Date           Statement is
     Subsidiary Partnership's Residential Property          Renovation       Acquired       Computed (a)(b)
--------------------------------------------------------   -------------   -------------   ------------------
 B & C Housing Associates, L.P.
   Tulsa, OK                                                        1987        Dec 1987           27.5 years
 State Street 86 Associates, L.P.
   Camden, NJ                                                       1987       Feb. 1988           27.5 years
 Fox Glenn Investors, L.P. (i)(j)(l)(m)
   Seat Pleasant, MD                                                1987       Mar. 1988     15 to 27.5 years
 Shiloh Grove L.P. (Mt Vernon) (f)(o)
   Columbus, OH                                                     1987       Feb. 1988           27.5 years
 Silver Blue Lake Apartments Ltd. (e)(i)
   Miami, FL                                                        1987       Feb. 1988           27.5 years
 Lancaster Towers Associates, Ltd. (i)(j)(l)(m)
   Lancaster, NY                                                    1987        May 1988           27.5 years
 West Kinney Associates, L.P.
   Newark, NJ                                                       1983       June 1988           27.5 years
 Autumn Park Associates, L.P. (g)(i)(j)
   Wilsonville, OR                                                  1988       June 1988     15 to 27.5 years
 Regent Street Associates, L.P. (i)(j)(k)(m)
   Philadelphia, PA                                                 1987       June 1988           27.5 years
 Magnolia Arms Associates, Ltd.
   Jacksonville, FL                                                 1987       July 1988           27.5 years
 Greenleaf Associates L.P. (p)
   Kansas City, MO                                                  1987       July 1988           27.5 years
 Alameda Towers, Associates L.P. (o)
   San Juan, PR                                                     1987       July 1988             40 years
 Dixie Apartment Associates, Ltd. (c)
   Miami, FL                                                        1987       July 1988           27.5 years
 Ludlam Gardens Apartments, Ltd. (c)
   Miami, FL                                                        1987       July 1988           27.5 years
 Grove Parc Associates, L.P. (Woodlawn)
   Chicago, IL                                                      1988       July 1988   27.5 to 31.5 years
 2108 Bolton Drive Associates, L.P. (g)(i)(j)(m)
   Atlanta, GA                                                      1988       July 1988     15 to 27.5 years
 Apple Creek Housing Associates, Ltd. (d)
   Arvada, CO                                                       1988       June 1988             28 years
 Redwood Villa Associates (h)(i)(j)(m)
   San Diego, CA                                                    1988      Sept. 1988           27.5 years
 Charles Drew Court Associates, L.P. (p)
   Atlantic City, NJ                                                1987      Sept. 1988           27.5 years
 Walnut Park Plaza Associates, L.P. (h)(i)(j)
   Philadelphia, PA                                                 1988      Sept. 1988             35 years
 Bayridge Associates, L.P. (i)(j)(l)(m)
   Beaverton, OR                                                    1988       Dec. 1988     15 to 27.5 years
 United-Pennsylvanian, L.P.(i)(j)(m)(n)
   Erie, PA                                                         1988       Dec. 1988       15 to 25 years
 2051 Grand Concourse Associates, L.P. (i)(j)(m)(n)
   Bronx, NY                                                        1986       Nov. 1988           27.5 years
 Concourse Artists Housing Associates, L.P. (i)(j)(m)(n)
   Bronx, NY                                                        1986       Nov. 1988           27.5 years
 Willoughby-Wycoff Housing Associates, L.P. (i)(j)(m)(n)
   Brooklyn, NY                                                     1987       Nov. 1988           27.5 years

                  LIBERTY TAX CREDIT PLUS L.P. AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2007
                                  (continued)

                                                                          Initial Cost to Partnership
                                                                          ----------------------------
                                                                                                         Cost Capitalized
                                                                                                          Subsequent to
                                                                                         Buildings and     Acquisition:
     Subsidiary Partnership's Residential Property         Encumbrances       Land       Improvements      Improvements
--------------------------------------------------------   ------------   ------------   -------------   ----------------
 Robin Housing (i)(j)(m)(n)
   Bronx, NY                                                          0         26,750          70,700            (23,009)
 Lund Hill Associates, L.P. (g)(i)(j)(m)
   Superior, WI                                                       0        205,000       4,877,828         (5,082,828)
 Tanglewood Apartments, L.P. (g)(i)(j)
   Joplin, MO                                                         0        114,932       5,233,022         (5,347,954)
 Quality Hill Historic District-Phase II-A, L.P.
   Kansas City, MO                                            3,870,539        215,181       6,403,141            220,669
 Penn Alto Associates, L.P. (i)(j)(k)(m)
   Altoona, PA                                                        0         60,000       2,731,082         (2,791,082)
 Sartain School Venture, L.P.
   Philadelphia, PA                                          (1,872,623          3,883       3,486,875             48,305
 Less: Discontinued Operations                               (4,507,279)    (8,142,313)   (128,781,749)       120,079,754
                                                           ------------   ------------   -------------   ----------------

                                                           $ 38,047,957   $  2,795,777   $  51,396,887   $     17,686,311
                                                           ============   ============   =============   ================


                                                           Gross Amount to which Carried at Close of Period
                                                           ------------------------------------------------


                                                                            Buildings and                     Accumulated
     Subsidiary Partnership's Residential Property             Land         Improvements          Total       Depreciation
--------------------------------------------------------   ------------     -------------      ------------   -------------
 Robin Housing (i)(j)(m)(n)
   Bronx, NY                                                          0                 0                 0               0
 Lund Hill Associates, L.P. (g)(i)(j)(m)
   Superior, WI                                                       0                 0                 0               0
 Tanglewood Apartments, L.P. (g)(i)(j)
   Joplin, MO                                                         0                 0                 0               0
 Quality Hill Historic District-Phase II-A, L.P.
   Kansas City, MO                                              267,233         6,571,758         6,838,991       2,892,861
 Penn Alto Associates, L.P. (i)(j)(k)(m)
   Altoona, PA                                                        0                 0                 0               0
 Sartain School Venture, L.P.
   Philadelphia, PA                                               9,126         3,529,937         3,539,063       1,529,063
 Less: Discontinued Operations                                 (841,230)      (14,016,507)      (14,857,737)     (9,605,003)
                                                           ------------     -------------      ------------   -------------

                                                           $  2,864,994     $  69,013,981      $ 71,878,975   $  42,785,507
                                                           ============     =============      ============   =============



                                                                                             Life on which
                                                                                            Depreciation in
                                                             Year of                         Latest Income
                                                           Construction/      Date           Statement is
     Subsidiary Partnership's Residential Property          Renovation       Acquired       Computed (a)(b)
--------------------------------------------------------   -------------   -------------   ------------------
 Robin Housing (i)(j)(m)(n)
   Bronx, NY                                                        1986       Nov. 1988           27.5 years
 Lund Hill Associates, L.P. (g)(i)(j)(m)
   Superior, WI                                                     1988       Jan. 1989       20 to 40 years
 Tanglewood Apartments, L.P. (g)(i)(j)
   Joplin, MO                                                       1988       Oct. 1988           27.5 years
 Quality Hill Historic District-Phase II-A, L.P.
   Kansas City, MO                                                  1988       Mar. 1989       20 to 40 years
 Penn Alto Associates, L.P. (i)(j)(k)(m)
   Altoona, PA                                                      1989       June 1989           27.5 years
 Sartain School Venture, L.P.
   Philadelphia, PA                                                 1989       Aug. 1990       15 to 40 years
 Less: Discontinued Operations

(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over their estimated useful lives ranging from 3 to 20 years.
(c) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2003 and included as part of discontinued operations. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(d) The Partnership's Local Partnership Interests in this Local Partnership was sold during the fiscal year ended March 15, 2003. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(e) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2004 and included as part of discontinued operations. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(f) The Partnership recorded the transfer of the deed in lieu of foreclosure to Bryden Road, a property owned by Shiloh. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(g) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2005. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(h) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 15, 2005. See Note 10 in Item 8., Financial Statements and Supplementary Data.
(i) These properties are included in discontinued operations for the year ended March 15, 2004. See Note 13 in item 8, Financial Statements and Supplementary Data.
(j) These properties are included in discontinued operations for the year ended March 15, 2005. See Note 13 in item 8, Financial Statements and Supplementary Data.
(k) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2006. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(l) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 15, 2006. See Note 10 in Item 8., Financial Statements and Supplementary Data.
(m) These properties are included in discontinued operations for the year ended March 15, 2006. See Note 13 in item 8, Financial Statements and Supplementary Data.
(n) The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2007. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(o) The Partnership's Local Partnership Interest in these Local Partnerships was sold during the fiscal year ended March 15, 2007. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(p) These properties are included in discontinued operations for the year ended March 15, 2007. See Note 13 in Item 8, Financial Statements and Supplementary Data.

                  LIBERTY TAX CREDIT PLUS L.P. AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 15, 2007
                                  (continued)

                                          Cost or Property and Equipment                      Accumulated Depreciation
                                 -----------------------------------------------    -----------------------------------------------
                                                                        Year Ended March 15,
                                 --------------------------------------------------------------------------------------------------
                                     2007             2006             2005             2007             2006              2005
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $ 123,093,973    $ 183,156,528    $ 230,811,634    $  66,711,988    $  96,840,139    $ 116,830,860
Additions during period:
Improvements                           616,000        1,591,442        2,187,824
Depreciation expense                                                                    3,599,549        5,548,907        7,564,986
Deduction during period:
Discontinued operations and
 dispositions                      (51,830,998)     (61,653,997)     (49,842,930)     (27,526,030)     (35,677,058)     (27,555,707)
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at end of period         $  71,878,975    $ 123,093,973    $ 183,156,528    $  42,785,507    $  66,711,988    $  96,840,139
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