Form 10-Q
period 2007-06-15
LIBERTY TAX CREDIT PLUS LP
filed 2007-07-30
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 15, 2007


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

                         PART I - Financial Information

Item 1. Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                            June 15,        March 15,
                                                                              2007            2007
                                                                          ------------    ------------
                                                                           (Unaudited)     (Audited)
                                     ASSETS

Operating assets

  Property and equipment, at cost, net of accumulated depreciation of
    $38,941,469 and $42,785,507, respectively                             $ 25,741,191    $ 29,093,468
  Cash and cash equivalents                                                  5,720,010       6,046,635
  Cash held in escrow                                                        2,812,793       2,940,919
  Accounts receivable - tenants                                                290,390         208,079
  Deferred costs, net of accumulated amortization of $435,143 and
    $426,439, respectively                                                     722,589         727,459
  Other assets                                                               2,075,800       2,176,261
                                                                          ------------    ------------

Total operating assets                                                      37,362,773      41,192,821
                                                                          ------------    ------------

Assets from discontinued operations (Note 5)
  Property and equipment held for sale, net of accumulated depreciation
     of $8,410,754 and $9,605,003, respectively                              5,350,321       5,252,734
  Net assets held for sale                                                   1,547,150       1,210,221
                                                                          ------------    ------------
Total assets from discontinued operations                                    6,897,471       6,462,955
                                                                          ------------    ------------

Total assets                                                              $ 44,260,244    $ 47,655,776
                                                                          ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities

  Mortgage notes payable                                                  $ 34,782,290    $ 38,047,957
  Accounts payable                                                           2,650,839       4,890,335
  Accrued interest payable                                                   5,289,052       6,616,457
  Security deposits payable                                                    161,185         194,026
  Due to local general partners and affiliates                              16,365,835      16,096,222
  Due to general partners and affiliates                                     2,834,286       2,724,952
                                                                          ------------    ------------

Total operating liabilities                                                 62,083,487      68,569,949
                                                                          ------------    ------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                             7,681,181       4,507,279
  Net liabilities held for sale (including minority interest)                1,640,595          84,174
                                                                          ------------    ------------
Total liabilities from discontinued operations                               9,321,776       4,591,453
                                                                          ------------    ------------

Total liabilities                                                           71,405,263      73,161,402
                                                                          ------------    ------------

Minority interests                                                            (551,759)       (548,799)
                                                                          ------------    ------------

Commitments and contingencies (Note 6)

Partners' deficit:
  Limited partners (15,987.5 BACs issued and outstanding)                  (30,843,421)    (29,223,352)
  General partners                                                           4,250,161       4,266,525
                                                                          ------------    ------------

Total partners' deficit                                                    (26,593,260)    (24,956,827)
                                                                          ------------    ------------

Total liabilities and partners' deficit                                   $ 44,260,244    $ 47,655,776
                                                                          ============    ============


          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended
                                                                     June 15,
                                                            --------------------------
                                                                2007           2006*
                                                            -----------    -----------
Operations:

Revenues
Rental income                                               $ 2,533,509    $ 2,621,937
Other                                                           161,204         77,522
                                                            -----------    -----------

Total revenues                                                2,694,713      2,699,459
                                                            -----------    -----------

Expenses
General and administrative                                      598,266        546,746
General and administrative-related parties (Note 2)             239,901        297,323
Repairs and maintenance                                         746,153        601,132
Operating and other                                             643,385        767,519
Taxes                                                           132,517        128,474
Insurance                                                       154,890        151,570
Financial                                                       889,443        906,309
Depreciation and amortization                                   566,616        581,658
                                                            -----------    -----------

Total expenses from operations                                3,971,171      3,980,731
                                                            -----------    -----------

Loss from operations before minority interest                (1,276,458)    (1,281,272)

Minority interest in loss of subsidiaries from operations         7,026          1,751
                                                            -----------    -----------

Loss from operations                                         (1,269,432)    (1,279,521)

Discontinued operations:
Loss from discontinued operations (including loss on
  sale of properties) (Note 5)                                 (367,001)      (805,863)
                                                            -----------    -----------
Net loss                                                    $(1,636,433)   $(2,085,384)
                                                            ===========    ===========

Loss from operations - limited partners                     $(1,256,738)   $(1,266,726)
Loss from discontinued operations (including loss on
  sale of properties) - limited partners                       (363,331)      (797,804)
                                                            -----------    -----------
Net loss - limited partners                                 $(1,620,069)   $(2,064,530)
                                                            ===========    ===========

Number of BACs outstanding                                     15,987.5      15,987.50
                                                            ===========    ===========

Loss from operations per BAC                                $    (78.61)   $    (79.23)
Loss from discontinued operations per BAC                        (22.72)        (49.90)
                                                            -----------    -----------

Net loss per BAC                                            $   (101.33)   $   (129.13)
                                                            ===========    ===========

 *  Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
         Consolidated Statement of Changes in Partners' (Deficit) Equity
                                   (Unaudited)

                                                                Limited         General
                                                  Total         Partners        Partner
                                              ------------    ------------    ------------
Partners' (deficit) equity - March 16, 2007   $(24,956,827)   $(29,223,352)   $  4,266,525

Net loss                                        (1,636,433)     (1,620,069)        (16,364)
                                              ------------    ------------    ------------

Partners' (deficit) equity - June 15, 2007    $(26,593,260)   $(30,843,421)   $  4,250,161
                                              ============    ============    ============

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    June 15,
                                                                           --------------------------
                                                                              2007            2006
                                                                           -----------    -----------
Net loss                                                                   $(1,636,433)   $(2,085,384)

Adjustments to  reconcile  net loss to net cash (used in)
  provided by operating activities:
  Loss on sale of properties                                                    23,644         11,000
  Depreciation and amortization                                                697,248      1,099,261
  Minority interest in income (loss) of subsidiaries                           279,790         (4,001)
  (Increase) decrease in accounts receivable - tenants                        (104,996)       147,531
  Decrease (increase) in other assets                                           21,897        (20,965)
  Increase in accounts payable                                                 475,399        972,955
  Increase in accrued interest payable                                          19,933        380,361
  Decrease in security deposits payable                                             (5)       (23,521)
  Increase in due to general partners and affiliates                           118,106        251,009
  (Increase) decrease in cash held in escrow                                  (413,925)        52,337
                                                                           -----------    -----------

Net cash (used in) provided by operating activities                           (519,342)       780,583
                                                                           -----------    -----------

Cash flows from investing activities:

  Decrease in cash held in escrow                                              171,595         93,877
  Proceeds from sale of investments                                          3,435,000              0
  Costs paid relating to sale of properties                                   (458,750)       (11,000)
  Improvements to property and equipment                                       (38,565)       (62,891)
                                                                           -----------    -----------

Net cash provided by investing activities                                    3,109,280         19,986
                                                                           -----------    -----------

Cash flows from financing activities:

  Repayments of mortgage notes                                                 (91,765)    (1,007,277)
  Increase in due to local general partners and affiliates                     302,376        250,698
  Decrease in due to local general partners and affiliates                      (6,902)       (62,632)
  Increase in deferred cost                                                     (3,834)             0
  Decrease in capitalization of consolidated subsidiaries
    attributable to minority interest                                         (180,331)        (7,291)
  Distributions                                                             (2,777,970)             0
                                                                           -----------    -----------

  Net cash provided by (used in) financing activities                       (2,758,426)      (826,502)
                                                                           -----------    -----------

  Net decrease in cash and cash equivalents                                   (168,488)       (25,933)

  Cash and cash equivalents at beginning of period                           6,390,501      4,006,542
                                                                           -----------    -----------

  Cash and cash equivalents at end of period*                              $ 6,222,013    $ 3,980,609
                                                                           ===========    ===========

  Summarized below are the components of the gain on sale of properties:

  Proceeds from sale of investments - net                                  $(2,976,250)   $         0
  Decrease in property and equipment, net of accumulated depreciation        2,605,211              0
  Decrease in cash held in escrow                                              265,163              0
  Decrease in rents receivable                                                   4,393              0
  Decrease in other assets                                                      14,085              0
  Increase in accounts payable                                                 130,538              0
  Decrease in security deposits payable                                        (19,496)             0

*    Cash  and  cash  equivalents,   end  of  period,  includes  cash  and  cash
     equivalents  from   discontinued   operations  of  $502,003  and  $145,513,
     respectively.

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2007
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 15, 2007 and 2006, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and nine and sixteen subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 2007 and March 15, 2007, the results of operations and cash flows for the three months ended June 15, 2007 and 2006. However, the operating results and cash flows for the three months ended June 15, 2007 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 15, 2007.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. Such losses aggregate approximately $0 and $95,000 for the three months ended June 15, 2007 and 2006, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties from operations for the three months ended June 15, 2007 and 2006 were as follows:

                                                          Three Months Ended
                                                              June 15,
                                                         -------------------
                                                           2007       2006*
                                                         --------   --------
Partnership management fees (a)                          $119,625   $154,500
Expense reimbursement (b)                                  37,259     59,965
Local administrative fee (d)                                2,500      2,500
                                                         --------   --------
Total general and administrative-General Partners         159,384    216,965
                                                         --------   --------
Property management fees incurred to affiliates of the
  local general partners (c)                               80,517     80,358
                                                         --------   --------
Total general and administrative-related parties         $239,901   $297,323
                                                         ========   ========

* Reclassified for comparative purpose.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2007
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three months ended June 15, 2007 and 2006 were as follows:

                                                          Three Months Ended
                                                               June 15,
                                                         -------------------
                                                           2007       2006*
                                                         --------   --------
Local administrative fee (d)                             $    625   $  3,943
                                                         --------   --------
Total general and administrative-General Partners             625      3,943
                                                         --------   --------
Property management fees incurred to affiliates of the
  local general partners (c)                               93,178     87,304
                                                         --------   --------
Total general and administrative-related parties         $ 93,803   $ 91,247
                                                         ========   ========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). During the year ended March 15, 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and wrote off approximately $5,251,000, resulting in a non-cash General Partner contribution of the same amount. Partnership management fees owed to the General Partners amounting to approximately $2,694,000 and $2,574,000 were accrued and unpaid as of June 15, 2007 and March 15, 2007, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to Related Credit Properties L.P., a General Partner, amounting to approximately $33,000 and $35,000 were accrued and unpaid as of June 15, 2007 and March 15, 2007, respectively.

(c) Property management fees incurred by the subsidiary partnerships in operations amounted to $237,509 and $310,041 for the three months ended June 15, 2007 and 2006, respectively. Of these fees, $173,695 and $167,662 were incurred to affiliates of the local general partners, which include $93,178 and $87,304 of fees relating to discontinued operations.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of June 15, 2007, the Partnership has disposed of twenty-three of its thirty-one original investments and entered into an agreement to sell its limited partnership interest in one Local Partnership and one Local Partnership has entered into agreement to sell its property and the related assets and liabilities (see Note 4).

On May 11, 2007, the property and the related assets and liabilities of Charles Drew Court Associates, L.P. ("Charles Drew") were sold to an unaffiliated third party purchaser for a sales price of $3,435,000. The Partnership received
$2,765,000 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interest of approximately $670,000. The sale resulted in a loss of approximately $24,000, resulting from the write-off of the basis in the property at the date of the sale.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2007
                                   (Unaudited)


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


Note 4 - Assets Held for Sale

On April 26, 2007, the Partnership entered into an agreement to sell its limited partnership interest in West Kinney Associates, L.P. ("West Kinney") to an affiliate of the Local General Partner for a sales price of $600,000 and the assumption of the outstanding mortgages and related accrued interest which amounted to approximately $4,513,000 on March 31, 2007. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2007. No assurance can be given that the sale will actually occur. West Kinney is being held as an asset held for sale as of June 15, 2007. As of March 31, 2007, West Kinney had property and equipment, at cost, of approximately $7,187,000, accumulated depreciation of approximately $4,444,000 and mortgage debt of approximately $3,178,000.

On September 28, 2006, Greenleaf Associates, L.P. ("Greenleaf") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $5,264,177 including the assumption of the mortgage debt. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending September 15, 2007. No assurance can be given that the sale will actually occur. Greenleaf has been classified as an asset held for sale as of the quarter ended December 15, 2006. As of March 31, 2007, Greenleaf had property and equipment, at cost, of approximately $6,479,000, accumulated depreciation of approximately $3,923,000 and mortgage debt of approximately $4,503,000.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of June 15, 2007, Charles Drew, Concourse Artists, Grand Concourse, Greenleaf, Robin Housing, United Penn, Willoughby and West Kinney were classified as discontinued operations on the consolidated balance sheets. As of March 15, 2007, Alameda Towers, Concourse Artists, Charles Drew, Grand Concourse, Greenleaf, Robin Housing, Shiloh Grove, United Penn and Willoughby were classified as discontinued operations on the consolidated balance sheets.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2007
                                   (Unaudited)


Consolidated Balance Sheets of Discontinued Operations:

                                                   June 15,      March 15,
                                                     2007          2007
                                                 -----------    -----------
Assets
  Property and equipment, net of accumulated
    depreciation of $8,409,059 and $9,605,003,
    respectively                                 $ 5,350,321    $ 5,252,734
  Cash and cash equivalents                          502,003        343,866
  Cash held in escrow                                827,627        722,334
  Deferred costs, net of accumulated
    amortization of $6,841 and $6,341,
    respectively                                      41,945         42,445
  Due from general partners and affiliates             8,772          8,772
  Other assets                                       166,803         92,804
                                                 -----------    -----------
Total assets                                     $ 6,897,471    $ 6,462,955
                                                 ===========    ===========

Liabilities
  Mortgage notes payable                         $ 7,681,181    $ 4,507,279
  Accounts payable and other liabilities           1,620,439        192,298
  Due to local general partners and affiliates       148,219        122,358
  Minority interest                                 (128,063)      (230,482)
                                                 -----------    -----------
Total liabilities                                $ 9,321,776    $ 4,591,453
                                                 ===========    ===========


The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 15, 2007, Charles Drew which was sold during the period, and Greenleaf and West Kinney, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three months ended June 15, 2006 and in order to present comparable results for the three months ended June 15, 2007, Concourse Artists, Grand Concourse, Robin Housing and Willoughby which were sold during the period, and Alameda Towers, Charles Drew, Greenleaf, Shiloh Grove, United Penn and West Kinney were all classified as discontinued operations on the consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2007
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                                  Three Months Ended
                                                                       June 15,
                                                              --------------------------
                                                                 2007           2006*
                                                              -----------    -----------
Revenues:

Rental income                                                 $   724,975    $ 2,811,887
Other                                                               6,570         52,196
Loss on sale of properties                                        (23,644)       (11,000)
                                                              -----------    -----------
Total revenue                                                     707,901      2,853,083
                                                              -----------    -----------

Expenses:

General and administrative                                         91,981        620,192
General and administrative-related parties (Note 2)                93,803         91,247
Repairs and maintenance                                           150,658        932,951
Operating                                                         152,507        676,940
Taxes                                                              42,176        102,026
Insurance                                                          28,657        173,891
Interest                                                           97,672        546,346
Depreciation and amortization                                     130,632        517,603
                                                              -----------    -----------

Total expenses                                                    788,086      3,661,196
                                                              -----------    -----------

Loss before minority interest                                     (80,185)      (808,113)
Minority interest in loss of subsidiaries from discontinued
  operations                                                     (286,816)         2,250
                                                              -----------    -----------
Net loss from discontinued operations (including loss on
  sale of properties)                                         $  (367,001)   $  (805,863)
                                                              ===========    ===========

Loss-limited partners from discontinued operations
  (including loss on sale of properties)                      $  (363,331)   $  (797,804)
                                                              ===========    ===========

Number of BACs outstanding                                       15,987.5      15,987.50
                                                              ===========    ===========

Loss from discontinued operations (including loss on
  sale of properties) per BAC                                 $    (22.72)   $    (49.90)
                                                              ===========    ===========


* Reclassified for comparative purposes

                                                                  Three Months Ended
                                                                       June 15,
                                                              --------------------------
                                                                 2007           2006*
                                                              -----------    -----------
Cash flows from Discontinued Operations:

Net cash (used in) provided by operating activities           $  (686,436)   $   726,101
                                                              -----------    -----------
Net cash provided by (used in) investing activities           $   463,112    $  (107,280)
                                                              -----------    -----------
Net cash used in financing activities                         $   (32,726)   $  (917,372)
                                                              -----------    -----------

* Reclassified for comparative purposes.


Note 6 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Magnolia Arms Associates, LTD ("Magnolia Arms")
-----------------------------------------------
Magnolia Arms has not made its mortgage payments since August 2005 due to operating deficits and is currently in default. The mortgagee can take possession of the Property and other collateralized assets, collect the rents directly from the tenants and foreclose on the Property and other collateralized assets. There can be no assurance that Magnolia Arms will be able to cure the default. The mortgage payable is currently due as of March 31, 2007. Because of these circumstances, there is substantial doubt regarding whether the Local Partnership can continue as a going concern. The Partnership's investment in

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2007
                                   (Unaudited)


Magnolia Arms was written down to zero by prior years' losses and the minority interest was approximately $26,000 and $33,000 at June 15, 2007 and March 31, 2007, respectively. The net loss after minority interest for Magnolia Arms amounted to approximately $317,000 and $36,000 for the quarters ended June 15, 2007 and 2006, respectively. Magnolia Arms' Compliance Period ended as of December 31, 2003.

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

During 2005, Quality Hill entered into a Modification Agreement with the Missouri Housing Development Commission ("MHDC") which extended the maturity date of the permanent nonrecourse financing for the Quality Hill-Cordova Hotel Apartments, which is one of the two projects included in Quality Hill, to December 2006. The balance of this note as of March 31, 2007 was $405,076. Quality Hill has filed for another extension; however, no extension has been granted as of the filing date of this Form 10-Q.

During 2005, Quality Hill entered into negotiations with both the Hall Family Foundation of Kansas ("Foundation") and Kansas City Downtown Minority Development Corporation ("DMDC") to extend the maturity dates of each note payable to December 2006. The combined balance of the Foundation notes is $2,339,108 and was due in full in December 2005 and the combined balance of the DMDC notes was $735,000 ($225,000 was due in December 2005 and $510,000 was due in May 2005). In February 2006, Quality Hill Received a one year extension on the Foundation note to December 31, 2006. Quality Hill has filed for another extension; however, no extension has been granted as of the filing date of this Form 10-Q.

The total of these three notes, $3,479,184, is included as a current liability in mortgage notes payable.

These items raise substantial doubt about Quality Hill's ability to continue as a going concern. The Partnership's investment in Quality Hill has been written down to zero by prior years' losses and the minority interest balance was $0 at both June 15, 2007 and March 31, 2007. The net loss after minority interest for Quality Hill amounted to approximately $91,000 and $86,000 for the quarters ended June 15, 2007 and 2006, respectively. Quality Hill's Compliance Period ended as of December 31, 2004.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 15, 2007
                                   (Unaudited)


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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 25% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of June 15, 2007, there are seven Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in thirty-one Local Partnerships. As of June 15, 2007, the properties and the related assets and liabilities of fifteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold. For a discussion of these sales of the Local Partnerships see Note 3. In addition, as of June 15, 2007, the Partnership entered into an agreement to sell its limited partnership interest in one Local Partnership and one Local Partnership has entered into agreement to sell its property and the related assets and liabilities (see Note 4).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership annually discloses in Item 7 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 15, 2007.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. During the three months ended June 15, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $60,000 and $17,000, respectively. Additionally, during the three months ended June 15, 2007 and 2006, the Partnership received approximately $2,765,000 and $2,690,000 distributions of proceeds from sales.

For the three months ended June 15, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $168,000. This decrease is attributable to a net cash used in operating activities ($519,000), improvements to property and equipment ($39,000), costs paid relating to sale of properties ($459,000), repayments of mortgage notes ($92,000), an increase in deferred cost ($4,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($180,000) and distributions ($2,778,000) which exceeded a decrease in cash held in escrow relating to investing activities ($172,000), proceeds from sale of investments ($3,435,000) and a net increase in due to local general partners and affiliates relating to finance activities ($295,000). Included in the adjustments to reconcile net loss to net cash used in operating activities is depreciation and amortization of approximately ($697,000) and a loss on sale of properties ($24,000).

Total expenses for the three months ended June 15, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $2,275,211 and $2,195,441, respectively.

Accounts payable as of June 15, 2007 and March 15, 2007, were $2,650,839 and $4,890,335, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations, as of June 15, 2007 and March 15, 2007, totaled $163,132 and $95,669, respectively.

Accrued interest payable as of June 15, 2007 and March 15, 2007 was $5,289,052 and $6,616,457, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of June 15, 2007 and March 31, 2007, totaled $1,403,870 and $56,532, respectively.

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $2,727,000 and $2,609,000 were accrued and unpaid as of June 15, 2007 and March 15, 2007, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so.

A working capital reserve of approximately $5,358,000 remained unused at June 15, 2007.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor. Since revenues from the sales of assets are driven by market conditions, inflation has little impact.

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

During the three months ended June 15, 2007, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. Through June 15, 2007, the Partnership has recorded approximately $2,710,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. As of June 15, 2007 and March 15, 2007, the Partnership has recorded property and equipment net of accumulated depreciation of $5,350,321 and $5,252,734, respectively, as held for sale.

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

Results of Operations
---------------------

The results of operations for the three months ended June 15, 2007 and 2006 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Note 5).

Rental income decreased approximately 3% for the three months ended June 15, 2007 as compared to the corresponding period in 2006, primarily due to an increase in vacancies due to the cancellation of a Section 8 contract at one Local Partnership offset by an increase in rental rates and decreases in vacancies at several Local Partnerships.

Other income increased approximately $84,000 for the three months ended June 15, 2007 as compared to the corresponding period in 2006, primarily due to a special grant received by one Local Partnership for labor and supplies needed for repairs to the property.

Total expenses, excluding general and administrative-related parties, operating and repair and maintenance, remained fairly consistent with an increase of approximately 1% for the three months ended June 15, 2007 as compared to the corresponding period in 2006.

General and administrative - related parties expenses decreased approximately $57,000 for the three months ended June 15, 2007 as compared to the corresponding period in 2006, primarily due to a decrease in partnership management fees and expense reimbursements resulting from sold properties at the Partnership level.

Operating and other expenses decreased approximately $124,000 for the three months ended June 15, 2007 as compared to the corresponding period in 2006, primarily due to a decrease in gas and electric expenses at one Local Partnership.

Repairs and maintenance expenses increased approximately $145,000 for the three months ended June 15, 2007 as compared to the corresponding period in 2006, primarily due to an increase in painting, plumbing, ground maintenance and general repairs at one Local Partnership, an increase in major apartment repairs and an increase in security contract expenses at a second Local Partnership, and an increase in non-recurring heating system repairs at a third Local Partnership.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 12% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2007, the fair value of the mortgage notes payable.

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

(b) Changes in INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 1A. Risk Factors - No changes

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits

         (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (31.2) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (32.1) Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and
                Section  1350 of Title 18 of the  United States  Code (18 U.S.C.
                1350)

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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                          By:  RELATED CREDIT PROPERTIES L.P.,
                               a General Partner


                               By:  Credit Properties GP LLC,
                                    its General Partner


Date: July 30, 2007
      -------------
                                    By:  /s/ Robert L. Levy
                                         ------------------
                                         Robert L. Levy
                                         Chief Financial Officer



Date: July 30, 2007
      -------------
                                    By:  /s/ Andrew J. Weil
                                         ------------------
                                         Andrew J. Weil
                                         President, Chief Executive Officer


                          By:  LIBERTY ASSOCIATES III, L.P.,
                               a General Partner


                               By:  Related Credit Properties L.P.,
                                    its General Partner


                                    By:  Related Credit Properties Inc.,
                                         its General Partner


Date: July 30, 2007
      -------------
                                         By:  /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: July 30, 2007
      -------------
                                         By:  /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 15, 2007 of the Liberty Tax Credit Plus, L.P.;

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

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

         Date: July 30, 2007
               -------------

                                                    By:  /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 15, 2007 of the Liberty Tax Credit Plus, L.P.;

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

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: July 30, 2007
               -------------

                                                    By: /s/ Andrew J. Weil
                                                        ------------------
                                                        Andrew J. Weil
                                                        Chief Executive Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In connection with the quarterly report of Liberty Tax Credit Plus L.P. on Form 10-Q for the period ended June 15, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  -----------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     July 30, 2007                                       July 30, 2007