Form 10-Q
period 2007-09-15
LIBERTY TAX CREDIT PLUS LP
filed 2007-10-22
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 15, 2007


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

                         PART I - Financial Information

Item 1. Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                       September 15,    March 15,
                                                                           2007            2007
                                                                       ------------    ------------
                                                                       (Unaudited)       (Audited)
                                     ASSETS

Operating assets

  Property and equipment, at cost, net of accumulated
    depreciation of $39,496,388 and $42,785,507, respectively          $ 25,207,025    $ 29,093,468
  Cash and cash equivalents                                               5,400,937       6,046,635
  Cash held in escrow                                                     2,830,626       2,940,919
  Accounts receivable - tenants                                             164,457         208,079
  Deferred costs, net of accumulated amortization of $443,812 and
    $426,439, respectively                                                  713,920         727,459
  Other assets                                                            2,242,038       2,176,261
                                                                       ------------    ------------

Total operating assets                                                   36,559,003      41,192,821
                                                                       ------------    ------------

Assets from discontinued operations (Note 5)
  Property and equipment held for sale, net of accumulated
    depreciation of $8,431,754 and $9,605,003, respectively               5,329,321       5,252,734
  Net assets held for sale                                                1,581,825       1,210,221
                                                                       ------------    ------------
Total assets from discontinued operations                                 6,911,146       6,462,955
                                                                       ------------    ------------

Total assets                                                           $ 43,470,149    $ 47,655,776
                                                                       ============    ============

                   LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Operating liabilities

  Mortgage notes payable                                               $ 34,743,199    $ 38,047,957
  Accounts payable                                                        2,278,342       4,890,335
  Accrued interest payable                                                5,568,160       6,616,457
  Security deposits payable                                                 156,898         194,026
  Due to local general partners and affiliates                           16,416,903      16,096,222
  Due to general partners and affiliates                                  2,787,086       2,724,952
                                                                       ------------    ------------

Total operating liabilities                                              61,950,588      68,569,949
                                                                       ------------    ------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                          7,619,720       4,507,279
  Net liabilities held for sale (including minority interest)             1,621,566          84,174
                                                                       ------------    ------------
Total liabilities from discontinued operations                            9,241,286       4,591,453
                                                                       ------------    ------------

Total liabilities                                                        71,191,874      73,161,402
                                                                       ------------    ------------

Minority interests                                                         (557,186)       (548,799)
                                                                       ------------    ------------

Commitments and contingencies (Note 6)

Partners' (deficit) equity
  Limited partners (15,987.5 BACs issued and outstanding)               (31,408,987)    (29,223,352)
  General partners                                                        4,244,448       4,266,525
                                                                       ------------    ------------

Total partners' (deficit) equity                                        (27,164,539)    (24,956,827)
                                                                       ------------    ------------

Total liabilities and partners' (deficit) equity                       $ 43,470,149    $ 47,655,776
                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended             Six Months Ended
                                                        September 15,                 September 15,
                                                 --------------------------    --------------------------
                                                    2007           2006*           2007          2006*
                                                 -----------    -----------    -----------    -----------
Operations:

Revenues
Rental income                                    $ 2,463,534    $ 2,687,987    $ 4,997,043    $ 5,309,924
Other                                                101,384         99,043        178,269        176,565
                                                 -----------    -----------    -----------    -----------

Total revenues                                     2,564,918      2,787,030      5,175,312      5,486,489
                                                 -----------    -----------    -----------    -----------

Expenses
General and administrative                           467,767        353,341      1,066,033        900,087
General and administrative - related parties
  (Note 2)                                           250,534        240,976        490,435        538,299
Repairs and maintenance                              595,195        902,584      1,257,029      1,503,716
Operating and other                                  337,938        317,961        981,323      1,085,480
Taxes                                                134,305        142,903        266,822        271,377
Insurance                                            155,583        154,863        310,473        306,433
Financial                                            751,468        894,047      1,640,911      1,800,356
Depreciation and amortization                        563,588        580,026      1,130,204      1,161,684
                                                 -----------    -----------    -----------    -----------

Total expenses from operations                     3,256,378      3,586,701      7,143,230      7,567,432
                                                 -----------    -----------    -----------    -----------

Loss from operations before minority interest       (691,460)      (799,671)    (1,967,918)    (2,080,943)

Minority interest in loss of subsidiaries from
  operations                                           5,427          2,066         12,453          3,817
                                                 -----------    -----------    -----------    -----------

Loss from operations                                (686,033)      (797,605)    (1,955,465)    (2,077,126)

Discontinued Operations:
Income (loss) from discontinued operations
  (including gain on sale of properties)
  (Note 5)                                           114,754      6,831,350       (252,247)     6,025,487
                                                 -----------    -----------    -----------    -----------
Net (loss) income                                $  (571,279)   $ 6,033,745    $(2,207,712)   $ 3,948,361
                                                 ===========    ===========    ===========    ===========

Loss from operations - limited partners          $  (679,172)   $  (789,629)   $(1,935,910)   $(2,056,355)
Income (loss) from discontinued operations
  (including gain on sale of properties) -
  limited partners                                   113,606      6,763,037       (249,725)     5,965,232
                                                 -----------    -----------    -----------    -----------
Net (loss) income - limited partners             $  (565,566)   $ 5,973,408    $(2,185,635)   $ 3,908,877
                                                 ===========    ===========    ===========    ===========

Number of BACs outstanding                          15,987.5       15,987.5       15,987.5       15,987.5
                                                 ===========    ===========    ===========    ===========

Loss from operations per BAC                     $    (42.48)   $    (49.39)   $   (121.09)   $   (128.63)
Income (loss) from discontinued operations
  per BAC                                               7.10         423.02         (15.62)        373.12
                                                 -----------    -----------    -----------    -----------

Net (loss) income per BAC                        $    (35.38)   $    373.63    $   (136.71)   $    244.49
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
         Consolidated Statement of Changes in Partners' (Deficit) Equity
                                   (Unaudited)

                                                                    Limited         General
                                                      Total         Partners        Partner
                                                  ------------    ------------    ------------
Partners' (deficit) equity - March 16, 2007       $(24,956,827)   $(29,223,352)   $  4,266,525

Net loss                                            (2,207,712)     (2,185,635)        (22,077)
                                                  ------------    ------------    ------------

Partners' (deficit) equity - September 15, 2007   $(27,164,539)   $(31,408,987)   $  4,244,448
                                                  ============    ============    ============

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                   September 15,
                                                                           ----------------------------
                                                                               2007            2006
                                                                           ------------    ------------
Net (loss) income                                                          $ (2,207,712)   $  3,948,361

Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
  Gain on sale of properties                                                    (84,827)     (8,665,605)
  Depreciation and amortization                                               1,282,336       2,103,513
  Minority interest in loss of subsidiaries                                     307,464       1,775,608
  Decrease (increase) in accounts receivable - tenants                           23,861        (529,665)
  Increase in other assets                                                     (191,775)     (2,108,539)
  Increase in accounts payable                                                    2,877       3,590,033
  Increase in accrued interest payable                                          300,447         577,982
  Decrease in security deposits payable                                          (6,674)        (28,858)
  Increase in due to general partners and affiliates                             70,906          64,599
  (Increase) decrease in cash held in escrow                                   (206,185)        223,317
                                                                           ------------    ------------

Net cash (used in) provided by operating activities                            (709,282)        950,746
                                                                           ------------    ------------

Cash flows from investing activities:

  Decrease in cash held in escrow                                                55,361         156,466
  Proceeds from sale of investments                                           3,435,000      18,800,000
  Costs paid relating to sale of properties                                    (438,161)     (3,411,585)
  Improvements to property and equipment                                        (59,318)       (145,851)
                                                                           ------------    ------------

Net cash provided by investing activities                                     2,992,882      15,399,030
                                                                           ------------    ------------

Cash flows from financing activities:

  Repayments of mortgage notes                                                 (192,317)    (14,064,736)
  Increase in due to local general partners and affiliates                      327,537         523,849
  Decrease in due to local general partners and affiliates                      (24,749)       (176,418)
  Increase in deferred costs                                                     (3,834)              0
  Decrease in capitalization of consolidated subsidiaries
    attributable to minority interest                                          (212,161)         (7,292)
  Distribution                                                               (2,777,970)              0
                                                                           ------------    ------------

Net cash used in financing activities                                        (2,883,494)    (13,724,597)
                                                                           ------------    ------------

  Net (decrease) increase in cash and cash equivalents                         (599,894)      2,625,179

  Cash and cash equivalents at beginning of period                            6,390,501       4,006,542
                                                                           ------------    ------------

  Cash and cash equivalents at end of period*                              $  5,790,607    $  6,631,721
                                                                           ============    ============

 Summarized below are the components of the gain on sale of properties:

  Proceeds from sale of investments - net                                  $ (2,996,839)   $(15,388,415)
  Decrease in property and equipment, net of accumulated depreciation         2,605,211       8,717,315
  Decrease in mortgage notes payable                                                  0        (131,619)
  Decrease in due to local general partner and affiliates                             0        (704,510)
  Decrease in cash held in escrow                                                18,663       1,591,635
  Decrease in rents receivable                                                   14,532         277,796
  Decrease in other assets                                                       38,109          98,525
  Increase (decrease) in accounts payable                                       254,160      (1,392,219)
  Decrease in accrued interest payable                                                0         (61,500)
  Decrease in security deposits payable                                         (18,663)       (133,625)
  Decrease in deferred cost                                                           0         301,816
  Decrease  in  capitalization of consolidated subsidiaries attributable
    to minority interest                                                              0      (1,840,804)

* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $389,670 and $531,231, respectively.

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2007
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 15, 2007 and 2006, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and nine and sixteen subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 2007 and March 15, 2007, the results of operations for the three and six months ended September 15, 2007 and 2006 and cash flows for the six months ended September 15, 2007 and 2006. However, the operating results and cash flows for the six months ended September 15, 2007 may not be indicative of the results for the year.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. There were no such losses for the three and six months ended September 15, 2007 and 2006. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties from operations for the three and six months ended September 15, 2007 and 2006 were as follows:

                                                     Three Months Ended    Six Months Ended
                                                       September 15,         September 15,
                                                    -------------------   -------------------
                                                      2007       2006*      2007       2006*
                                                    --------   --------   --------   --------
Partnership management fees (a)                     $108,375   $116,139   $228,000   $270,639
Expense reimbursement (b)                             58,717     42,897     95,976    102,862
Local administrative fee (d)                           2,500      2,500      5,000      5,000
                                                    --------   --------   --------   --------
Total general and administrative-General Partners    169,592    161,536    328,976    378,501
                                                    --------   --------   --------   --------
Property management fees incurred to affiliates
  of the local general partners (c)                   80,942     79,440    161,459    159,798
                                                    --------   --------   --------   --------
Total general and administrative-related parties    $250,534   $240,976   $490,435   $538,299
                                                    ========   ========   ========   ========

* Reclassified for comparative purpose.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2007
                                   (Unaudited)



The costs incurred to related parties from discontinued operations for the three and six months ended September 15, 2007 and 2006 were as follows:

                                                          Three Months Ended    Six Months Ended
                                                            September 15,         September 15,
                                                         -------------------   -------------------
                                                           2007       2006*      2007       2006*
                                                         --------   --------   --------   --------
Local administrative fee (d)                             $    625   $  3,943   $  1,250   $  7,886
                                                         --------   --------   --------   --------
Total general and administrative-General Partners             625      3,943      1,250      7,886
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
  local general partners (c)                               10,690     86,213    103,868    173,517
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $ 11,315   $ 90,156   $105,118   $181,403
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,620,000 and $2,574,000 were accrued and unpaid as of September 15, 2007 and March 15, 2007, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $56,000 and $35,000 were accrued and unpaid as of September 15, 2007 and March 15, 2007, respectively.

(c) Property management fees incurred by the subsidiary partnerships in operations amounted to $155,446 and $233,914 and $392,955 and $576,657 for the three and six months ended September 15, 2007 and 2006, respectively. Of these fees, $91,632 and $165,653 and $265,327 and $333,315 were incurred to affiliates of the local general partners, which include $10,690 and $86,213 and $103,868 and $173,517 of fees relating to discontinued operations.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 15, 2007, the property and the related assets and liabilities of fifteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold. In addition, as of September 15, 2007, the Partnership entered into an agreement to sell its limited partnership interest in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 4). There can be no assurance as to when the Partnership will dispose of its remaining eight investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On May 11, 2007, the property and the related assets and liabilities of Charles Drew Court Associates, L.P. ("Charles Drew") were sold to an unaffiliated third party purchaser for a sales price of $3,435,000. The Partnership received
$2,765,000 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interest of approximately $670,000. The sale resulted in a loss of approximately $24,000, resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended June 15, 2007. The loss was adjusted by approximately $88,000 in gain which was recorded during the quarter ended September 15, 2007, resulting in overall gain of approximately $64,000.

On December 29, 2006, the property and the related assets and liabilities of United-Pennsylvanian, L.P. ("United Penn") were sold to an unaffiliated third party purchaser for a sales price of $500,000 plus the assumption of the mortgage debt. The Partnership received $217,227 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $283,000. The sale resulted

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2007
                                   (Unaudited)


in a gain of approximately $2,225,000, resulting from the write-off of the deficit basis in the property at the date of the sale, which was recorded during the quarter ended March 15, 2007. An adjustment to the gain of approximately $21,000 was recorded during the quarter ended September 15, 2007 resulting in an overall gain of approximately $2,246,000.

On August 31, 2006, the Partnership sold its limited partnership interest in Alameda Towers Associates, L.P. ("Alameda Towers") to the Local General Partner for a sales price of $2,092,490. The Partnership received proceeds of $92,490 on September 5, 2006 and $355,000 on January 1, 2007. The remaining $1,645,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008, which is included in other assets at September 15, 2007. The sale resulted in a loss of approximately $7,000, resulting from the write-off of the basis in the property of approximately $2,099,000 and the $2,092,490 cash and guaranteed payments receivable from the sale, which was recorded during the quarter ended December 15, 2006. An adjustment to the loss of approximately $26,000 was recorded during the quarter ended March 15, 2007 resulting in an overall loss of approximately $33,000.

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wycoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. There were no distributions from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,800,000. The sale resulted in a gain of approximately $2,785,000, resulting from the write-off of the deficit basis in the property at the date of the sale which was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $(756,000) was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $2,029,000.

On May 1, 2006, the property and the related assets and liabilities of Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500. The
Partnership received $797,203 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $4,140,000. The sale resulted in a gain of approximately $2,104,000, resulting from the write-off of the deficit basis in the property at the date of the sale which was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $383,000 was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $2,487,000.

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. ("Concourse Artists") were sold to an unaffiliated third party purchaser for a sales price of $1,797,500. The
Partnership received $278,553 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $1,519,000. The sale resulted in a gain of approximately $672,000, resulting from the write-off of the deficit basis in the property at the date of the sale which was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $28,000 was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $700,000.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000. The Partnership received $1,743,907 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $5,521,000. The sale resulted in a gain of approximately $3,115,000, resulting from the write-off of the deficit basis in the property at the date of the sale which was recorded during the quarter ended September 15, 2006. An adjustment to the gain of approximately $219,000 was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $3,334,000.

Note 4 - Assets Held for Sale

On April 26, 2007, the Partnership entered into an agreement to sell its limited partnership interest in West Kinney Associates, L.P. ("West Kinney") to an affiliate of the Local General Partner for a sales price of $600,000 and the assumption of the outstanding mortgages and related accrued interest which amounted to approximately $4,482,000 on June 30, 2007. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2007. No assurance can be given that the sale will actually occur. West Kinney has been classified as an asset held for sale as of the quarter ended June 15, 2007. As of June 30, 2007, West Kinney had property and equipment, at cost, of approximately $7,187,000, accumulated depreciation of approximately $4,465,000 and mortgage debt of approximately $3,124,000.

On September 28, 2006, Greenleaf Associates, L.P. ("Greenleaf") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $5,264,177 including the assumption of the mortgage debt. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2007. No assurance can be given that the sale will actually occur. Greenleaf has been classified as an asset held for sale as of the quarter ended December 15, 2006. As of June 30, 2007, Greenleaf had property and equipment, at cost, of approximately $6,479,000, accumulated depreciation of approximately $3,923,000 and mortgage debt of approximately $4,496,000.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2007
                                   (Unaudited)


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of September 15, 2007, Charles Drew, Concourse Artists, Grand Concourse, Greenleaf, Robin Housing, United Penn, Willoughby and West Kinney were classified as discontinued operations on the consolidated balance sheets. As of March 15, 2007, Alameda Towers, Concourse Artists, Charles Drew, Grand Concourse, Greenleaf, Robin Housing, Shiloh Grove, United Penn and Willoughby were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

                                                    September 15,    March 15,
                                                        2007           2007
                                                    -----------    -----------
Assets
  Property and equipment, net of accumulated
    depreciation of $8,431,754 and $9,605,003,
    respectively                                    $ 5,329,321    $ 5,252,734
  Cash and cash equivalents                             389,670        343,866
  Cash held in escrow                                   964,788        722,334
  Deferred costs, net of accumulated amortization
    of $7,341 and $6,341, respectively                   41,445         42,445
  Due from general partners and affiliates                8,772          8,772
  Other assets                                          177,150         92,804
                                                    -----------    -----------
Total assets                                        $ 6,911,146    $ 6,462,955
                                                    ===========    ===========

Liabilities
  Mortgage notes payable                            $ 7,619,720    $ 4,507,279
  Accounts payable and other liabilities              1,643,894        192,298
  Due to local general partners and affiliates          104,465        122,358
  Minority interest                                    (126,793)      (230,482)
                                                    -----------    -----------
Total liabilities                                   $ 9,241,286    $ 4,591,453
                                                    ===========    ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 15, 2007, Charles Drew, which was sold during the current year, and Greenleaf and West Kinney, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three and six months ended September 15, 2006 and in order to present comparable results for the three and six months ended September 15, 2007, Alameda Towers, Concourse Artists, Grand Concourse, Robin Housing and Willoughby which were sold during the six months ended September 15, 2006, and Charles Drew, Greenleaf, Shiloh Grove, United Penn and West Kinney were all classified as discontinued operations on the consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2007
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                           Three Months Ended               Six Months Ended
                                                              September 15,                   September 15,
                                                      ----------------------------    ----------------------------
                                                          2007            2006*           2007            2006*
                                                      ------------    ------------    ------------    ------------
Revenues:

Rental income                                         $    675,904    $  2,270,880    $  1,400,879    $  5,082,767
Other                                                        5,923          34,084          12,493          86,280
Gain on sale of properties                                 108,471       8,676,605          84,827       8,665,605
                                                      ------------    ------------    ------------    ------------
Total revenue                                              790,298      10,981,569       1,498,199      13,834,652
                                                      ------------    ------------    ------------    ------------

Expenses:

General and administrative                                 214,476         278,205         306,457         898,397
General and administrative-related parties (Note 2)         11,315          90,156         105,118         181,403
Repairs and maintenance                                    151,955         686,398         302,613       1,619,349
Operating                                                   80,675         166,198         233,182         843,138
Taxes                                                       20,000          90,507          62,176         192,533
Insurance                                                   42,517         145,400          71,174         319,291
Interest                                                   100,005         487,454         197,677       1,033,800
Depreciation and amortization                               21,500         424,226         152,132         941,829
                                                      ------------    ------------    ------------    ------------

Total expenses                                             642,443       2,368,544       1,430,529       6,029,740
                                                      ------------    ------------    ------------    ------------

Income before minority interest                            147,855       8,613,025          67,670       7,804,912
Minority interest in income of subsidiaries from
  discontinued
  operations                                               (33,101)     (1,781,675)       (319,917)     (1,779,425)
                                                      ------------    ------------    ------------    ------------
Net income (loss) from discontinued operations
  (including gain on sale of properties)              $    114,754    $  6,831,350    $   (252,247)   $  6,025,487
                                                      ============    ============    ============    ============

Income (loss) - limited partners from discontinued
  operations (including gain on sale of properties)   $    113,606    $  6,763,037    $   (249,725)   $  5,965,232
                                                      ============    ============    ============    ============

Number of BACs outstanding                                15,987.5        15,987.5        15,987.5        15,987.5
                                                      ============    ============    ============    ============

Income (loss) from discontinued operations
  (including gain on sale of properties) per BAC      $       7.10    $     423.02    $     (15.62)   $     373.12
                                                      ============    ============    ============    ============

Cash flows from Discontinued Operations:

                                                                                            Six Months Ended
                                                                                              September 15,
                                                                                      ----------------------------
                                                                                          2007            2006*
                                                                                      ------------    ------------
Net cash (used in) provided by operating activities                                   $   (960,950)   $    688,818
                                                                                      ------------    ------------
Net cash provided by investing activities                                             $    601,972    $ 15,224,968
                                                                                      ------------    ------------
Net cash used in financing activities                                                 $   (137,941)   $(11,650,745)
                                                                                      ------------    ------------

* Reclassified for comparative purposes.


Note 6 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Magnolia Arms Associates, LTD ("Magnolia Arms")
-----------------------------------------------
Magnolia Arms has not made its mortgage payments since August 2005 due to operating deficits and is currently in default. The mortgagee can take possession of the Property and other collateralized assets, collect the rents directly from the tenants and foreclose on the Property and other collateralized assets. There can be no assurance that Magnolia Arms will be able to cure the

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2007
                                   (Unaudited)


default. The mortgage payable was due as of June 30, 2007. Magnolia Arms received a material portion of its revenue from the City of Jacksonville Department of Housing and Urban Development ("Jacksonville HUD") under the federal government's Section 8 rent subsidy program. As of June 5, 2007, the contract between Jacksonville HUD and Magnolia Arms was terminated. Because of these circumstances, there is substantial doubt regarding whether the Local Partnership can continue as a going concern. The Partnership's investment in Magnolia Arms was written down to zero by prior years' losses and the minority interest was approximately $21,000 and $33,000 at September 15, 2007 and March 15, 2007, respectively. The net loss after minority interest for Magnolia Arms amounted to approximately $556,000 and $96,000 for the six months ended September 15, 2007 and 2006, respectively. Magnolia Arms' Compliance Period ended as of December 31, 2003.

Quality Hill Historic  District-Phase  II-A, L.P. ("Quality Hill")
-----------------------------------------------------------------
The financial statements of Quality Hill have been prepared assuming it will continue as a going concern. Quality Hill has had negative cash flows from operating activities for the past several years. Quality Hill is trying to obtain extensions for its mortgage notes payable, and is not expected to have operating cash flow to meet the financial obligations of its mortgage notes coming due. This situation raises substantial doubt about its ability to continue as a going concern.

During 2005, Quality Hill entered into a Modification Agreement with the Missouri Housing Development Commission ("MHDC") which extended the maturity date of the permanent nonrecourse financing for the Quality Hill-Cordova Hotel Apartments, which is one of the two projects included in Quality Hill, to December 2006. The balance of this note as of June 30, 2007 was $405,076. Quality Hill has been granted another extension to December 31, 2007.

During 2005, Quality Hill entered into negotiations with both the Hall Family Foundation of Kansas ("Foundation") and Kansas City Downtown Minority Development Corporation ("DMDC") to extend the maturity dates of each note payable to December 2006. The combined balance of the Foundation notes is $2,339,108 and was due in full in December 2005 and the combined balance of the DMDC notes was $735,000 ($225,000 was due in December 2005 and $510,000 was due in May 2005). In February 2006, Quality Hill Received a one year extension on the Foundation note to December 31, 2006. In 2007, Quality Hill has been granted another extension to December 31, 2007.

The total of these three notes, $3,479,184, is included as a current liability in mortgage notes payable.

These items raise substantial doubt about Quality Hill's ability to continue as a going concern. The Partnership's investment in Quality Hill has been written down to zero by prior years' losses and the minority interest balance was $0 at both September 15, 2007 and March 15, 2007. The net loss after minority interest for Quality Hill amounted to approximately $165,000 and $148,000 for the quarters ended September 15, 2007 and 2006, respectively. Quality Hill's Compliance Period ended as of December 31, 2004.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 15, 2007
                                   (Unaudited)


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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 25% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of September 15, 2007, there are seven Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in thirty-one Local Partnerships. As of September 15, 2007, the properties and the related assets and liabilities of fifteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold. For a discussion of these sales of the Local Partnerships see Note 3. In addition, as of September 15, 2007, the Partnership entered into an agreement to sell its limited partnership interest in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 4).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Item 7 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 15, 2007.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. During the six months ended September 15, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $60,000 and $18,000, respectively. Additionally, during the six months ended September 15, 2007 and 2006, the Partnership received approximately $2,765,000 and $2,832,000 distributions of proceeds from sales, respectively.

For the six months ended September 15, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $600,000. This decrease is attributable to a net cash used in operating activities ($709,000), improvements to property and equipment ($59,000), costs paid relating to sale of properties ($438,000), repayments of mortgage notes ($192,000), an increase in deferred cost ($4,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($212,000) and distributions ($2,778,000) which exceeded a decrease in cash held in escrow relating to investing activities ($55,000), proceeds from sale of investments ($3,435,000) and a net increase in due to local general partners and affiliates relating to finance activities ($303,000). Included in the adjustments to reconcile net loss to net cash used in operating activities is depreciation and amortization of approximately ($1,282,000) and a gain on sale of properties ($85,000).

Total expenses for the three and six months ended September 15, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,690,788, $1,871,652, $3,881,680 and $4,067,093, respectively.

Accounts payable as of September 15, 2007 and March 15, 2007, were $2,278,342 and $4,890,335, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations, as of September 15, 2007 and March 15, 2007, totaled $186,729 and $95,669, respectively.

Accrued interest payable as of September 15, 2007 and March 15, 2007 was $5,568,160 and $6,616,457, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of September 15, 2007 and March 15, 2007, totaled $1,405,277 and $56,532, respectively.

A working capital reserve of approximately $5,144,000 remained unused at September 15, 2007.

The Partnership is not expected to have access to additional sources of financing.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $2,620,000 and $2,574,000 were accrued and unpaid as of September 15, 2007 and March 15, 2007, respectively. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 6 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the applicable compliance period, during which the Properties must comply with various rent and other restrictions. The compliance periods continue through December 31, 2008 with respect to the Properties depending upon when the Tax Credit Periods commenced.

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

During the six months ended September 15, 2007, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. Through September 15, 2007, the Partnership has recorded approximately $2,710,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. As of September 15, 2007 and March 15, 2007, the Partnership has recorded property and equipment net of accumulated depreciation of $5,329,321 and $5,252,734, respectively, as held for sale.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 15, 2007 and 2006 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Note 5).

Rental income decreased approximately 8% and 6% for the three and six months ended September 15, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in vacancies due to the cancellation of a Section 8 contract at one Local Partnership (see Note 6a) and a decrease in occupancy rates at two other Local Partnerships.

Total expenses, excluding general and administrative, repairs and maintenance and financial, remained fairly consistent with an increase of less than 1% and a decrease of approximately 5% for the three and six months ended September 15, 2007 as compared to the corresponding periods in 2006.

General and administrative expenses increased approximately $114,000 and $166,000 for the three and six months ended September 15, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in office payroll and expenses resulting from a change in management company at one Local Partnership and increases in office salaries and payroll taxes at a second Local Partnership, partially offset by decreases in legal fees and miscellaneous administrative expenses at the Partnership level.

Repairs and maintenance expenses decreased approximately $307,000 and $247,000 for the three and six months ended September 15, 2007 as compared to the corresponding periods in 2006, primarily due to decreases in major apartment repairs, boiler repairs and a special grant received for labor and supplies needed for repairs to the property at one Local Partnership, decreases in security, elevator and ground maintenance contracts at a second Local Partnership and decreases in decorating and exterior repairs at a third Local Partnership.

Financial expenses decreased approximately $143,000 and $159,000 for the three and six months ended September 15, 2007 as compared to the corresponding periods in 2006, primarily due to an interest rate adjustment on its mortgage note at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 12% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2007, the fair value of the mortgage notes payable.

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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                          By:  RELATED CREDIT PROPERTIES L.P.,
                               a General Partner


                               By:  Credit Properties GP LLC,
                                    its General Partner


Date: October 22, 2007
      ----------------
                                    By:  /s/ Robert L. Levy
                                         ------------------
                                         Robert L. Levy
                                         Chief Financial Officer



Date: October 22, 2007
      ----------------
                                    By:  /s/ Andrew J. Weil
                                         ------------------
                                         Andrew J. Weil
                                         President, Chief Executive Officer


                          By:  LIBERTY ASSOCIATES III, L.P.,
                               a General Partner


                               By:  Related Credit Properties L.P.,
                                    its General Partner


                                    By:  Related Credit Properties Inc.,
                                         its General Partner


Date: October 22, 2007
      ----------------
                                         By:  /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: October 22, 2007
      ----------------
                                         By:  /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 15, 2007 of the Liberty Tax Credit Plus, L.P.;

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



         Date: October 22, 2007
               ----------------

                                                    By:  /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 15, 2007 of the Liberty Tax Credit Plus, L.P.;

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



         Date: October 22, 2007
               ----------------

                                                    By:  /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In connection with the quarterly report of Liberty Tax Credit Plus L.P. on Form 10-Q for the period ended September 15, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     October 22, 2007                                    October 22, 2007