Form 10-Q
period 2007-12-15
LIBERTY TAX CREDIT PLUS LP
filed 2008-01-29
CIK 818020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 15, 2007


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

                         PART I - Financial Information

Item 1. Financial Statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                 December 15,     March 15,
                                                                                     2007            2007
                                                                                 ------------    ------------
                                                                                 (Unaudited)      (Audited)
                                     ASSETS

Operating assets

   Property and equipment, at cost, net of accumulated depreciation of
     $37,037,612 and $42,785,507, respectively                                   $ 20,826,810    $ 29,093,468
   Cash and cash equivalents                                                        6,242,937       6,046,635
   Cash held in escrow                                                              2,409,380       2,940,919
   Accounts receivable - tenants                                                      206,200         208,079
   Deferred costs, net of accumulated amortization of $390,185 and
     $426,439, respectively                                                           673,707         727,459
   Other assets                                                                     1,721,947       2,176,261
                                                                                 ------------    ------------

Total operating assets                                                             32,080,981      41,192,821
                                                                                 ------------    ------------

Assets from discontinued operations (Note 5)
   Property and equipment held for sale, net of accumulated depreciation
     of $11,448,809 and $9,605,003, respectively                                    9,151,257       5,252,734
   Net assets held for sale                                                         1,936,083       1,210,221
                                                                                 ------------    ------------
Total assets from discontinued operations                                          11,087,340       6,462,955
                                                                                 ------------    ------------

Total assets                                                                     $ 43,168,321    $ 47,655,776
                                                                                 ============    ============

                   LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Operating liabilities

   Mortgage notes payable                                                        $ 30,835,521    $ 38,047,957
   Accounts payable                                                                 2,408,318       4,890,335
   Accrued interest payable                                                         5,308,448       6,616,457
   Security deposits payable                                                          138,801         194,026
   Due to local general partners and affiliates                                    16,590,264      16,096,222
   Due to general partners and affiliates                                           2,897,591       2,724,952
                                                                                 ------------    ------------

Total operating liabilities                                                        58,178,943      68,569,949
                                                                                 ------------    ------------

Liabilities from discontinued operations (Note 5)
   Mortgage notes payable of assets held for sale                                  11,431,532       4,507,279
   Net liabilities held for sale (including minority interest)                      2,560,400          84,174
                                                                                 ------------    ------------
Total liabilities from discontinued operations                                     13,991,932       4,591,453
                                                                                 ------------    ------------

Total liabilities                                                                  72,170,875      73,161,402
                                                                                 ------------    ------------

Minority interests                                                                   (562,906)       (548,799)
                                                                                 ------------    ------------

Commitments and contingencies (Note 6)

Partners' (deficit) equity
   Limited partners (15,987.5 BACs issued and outstanding)                        (32,671,345)    (29,223,352)
   General partners                                                                 4,231,697       4,266,525
                                                                                 ------------    ------------

Total partners' (deficit) equity                                                  (28,439,648)    (24,956,827)
                                                                                 ------------    ------------

Total liabilities and partners' (deficit) equity                                 $ 43,168,321    $ 47,655,776
                                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended               Nine Months Ended
                                                          December 15,                    December 15,
                                                 ----------------------------    ----------------------------
                                                     2007            2006*           2007            2006*
                                                 ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                    $  2,233,043    $  2,490,339    $  7,058,800    $  7,634,473
Other                                                 100,062          76,976         271,021         250,100
                                                 ------------    ------------    ------------    ------------

Total revenues                                      2,333,105       2,567,315       7,329,821       7,884,573
                                                 ------------    ------------    ------------    ------------

Expenses
General and administrative                            538,476         502,114       1,565,491       1,369,481
General and administrative - related parties
  (Note 2)                                            225,272         247,130         705,555         776,201
Repairs and maintenance                               728,644       1,170,859       1,945,545       2,646,139
Operating and other                                   376,737         245,990       1,353,237       1,325,549
Taxes                                                 138,724         138,856         400,596         405,298
Insurance                                             146,107         146,875         451,231         447,379
Financial                                             897,022         837,351       2,380,801       2,490,569
Depreciation and amortization                         540,126         539,058       1,587,314       1,616,894
                                                 ------------    ------------    ------------    ------------

Total expenses from operations                      3,591,108       3,828,233      10,389,770      11,077,510
                                                 ------------    ------------    ------------    ------------

Loss from operations before minority interest      (1,258,003)     (1,260,918)     (3,059,949)     (3,192,937)

Minority interest in loss of subsidiaries from
  operations                                            5,870           5,785          18,323           9,602
                                                 ------------    ------------    ------------    ------------

Loss from operations                               (1,252,133)     (1,255,133)     (3,041,626)     (3,183,335)

Discontinued Operations:
(Loss) income from discontinued operations
  (including gain on sale of properties)
  (Note 5)                                            (22,976)      2,665,784        (441,195)      8,542,347
                                                 ------------    ------------    ------------    ------------
Net (loss) income                                $ (1,275,109)   $  1,410,651    $ (3,482,821)   $  5,359,012
                                                 ============    ============    ============    ============

Loss from operations - limited partners          $ (1,239,612)   $ (1,242,582)   $ (3,011,210)   $ (3,151,502)
(Loss) income from discontinued operations
  (including gain on sale of properties) -
  limited partners                                    (22,746)      2,639,126        (436,783)      8,456,924
                                                 ------------    ------------    ------------    ------------
Net (loss) income - limited partners             $ (1,262,358)   $  1,396,544    $ (3,447,993)   $  5,305,422
                                                 ============    ============    ============    ============

Number of BACs outstanding                           15,987.5        15,987.5        15,987.5        15,987.5
                                                 ============    ============    ============    ============

Loss from operations per BAC                     $     (77.54)   $     (77.72)   $    (188.35)   $    (197.12)
(Loss) income from discontinued operations
  per BAC                                               (1.42)         165.08          (27.32)         528.97
                                                 ------------    ------------    ------------    ------------

Net (loss) income per BAC                        $     (78.96)   $      87.36    $    (215.67)   $     331.85
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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
         Consolidated Statement of Changes in Partners' (Deficit) Equity
                                   (Unaudited)

                                                                   Limited         General
                                                    Total          Partners        Partner
                                                 ------------    ------------    ------------
Partners' (deficit) equity - March 16, 2007      $(24,956,827)   $(29,223,352)   $  4,266,525

Net loss                                           (3,482,821)     (3,447,993)        (34,828)
                                                 ------------    ------------    ------------

Partners' (deficit) equity - December 15, 2007   $(28,439,648)   $(32,671,345)   $  4,231,697
                                                 ============    ============    ============

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                              Nine months Ended
                                                                                 December 15,
                                                                         ----------------------------
                                                                             2007            2006
                                                                         ------------    ------------
Net (loss) income                                                        $ (3,482,821)   $  5,359,012

Adjustments  to reconcile  net (loss)  income to net cash (used in)
  provided by operating activities:
  Gain on sale of properties                                                  (84,827)    (10,925,090)
  Depreciation and amortization                                             1,865,027       2,947,224
  Minority interest in loss of subsidiaries                                   302,332       1,102,905
  Increase in accounts receivable - tenants                                   (16,056)       (311,030)
  Decrease (increase) in other assets                                         202,699        (330,759)
  Increase in accounts payable                                                209,878       1,384,247
  Increase in accrued interest payable                                        846,786       1,015,260
  Decrease in security deposits payable                                       (10,449)        (31,052)
  Increase in due to general partners and affiliates                          205,786          75,340
  (Increase) decrease in cash held in escrow                                 (167,686)        267,236
                                                                         ------------    ------------

Net cash (used in) provided by operating activities                          (129,331)        553,293
                                                                         ------------    ------------

Cash flows from investing activities:

  Decrease in cash held in escrow                                             286,817         249,481
  Proceeds from sale of investments                                         3,435,000      18,942,480
  Costs paid relating to sale of properties                                  (438,161)     (2,237,891)
  Improvements to property and equipment                                      (59,318)       (428,090)
                                                                         ------------    ------------

Net cash provided by investing activities                                   3,224,338      16,525,980
                                                                         ------------    ------------

Cash flows from financing activities:

  Repayments of mortgage notes                                               (288,183)    (14,332,892)
  Increase in due to local general partners and affiliates                    534,067         779,473
  Decrease in due to local general partners and affiliates                    (41,445)       (418,711)
  Increase in deferred costs                                                   (3,834)              0
  Decrease in capitalization of consolidated subsidiaries
    attributable to minority interest                                        (212,161)     (1,233,355)
  Distribution                                                             (2,777,970)              0
                                                                         ------------    ------------

  Net cash used in financing activities                                    (2,789,526)    (15,205,485)
                                                                         ------------    ------------

  Net increase in cash and cash equivalents                                   305,481       1,873,788

  Cash and cash equivalents at beginning of period                          6,390,501       4,006,542
                                                                         ------------    ------------

  Cash and cash equivalents at end of period*                            $  6,695,982    $  5,880,330
                                                                         ============    ============

Summarized below are the components of the gain on sale of properties:

  Proceeds from sale of investments - net                                $ (2,996,839)   $(16,704,589)
  Decrease in property and equipment, net of accumulated depreciation       2,605,211      27,554,006
  Decrease in mortgage notes payable                                                0     (17,797,548)
  Decrease in due to general partners and affiliates                                0          (7,500)
  Decrease in due to local general partner and affiliates                           0      (4,604,506)
  Decrease in cash held in escrow                                              18,663       3,294,032
  Decrease in rents receivable                                                 14,532         322,446
  Decrease (increase) in other assets                                          38,109      (1,785,807)
  Increase (decrease) in accounts payable                                     254,160      (1,304,762)
  Decrease in accrued interest payable                                              0        (270,072)
  Decrease in security deposits payable                                       (18,663)       (247,688)
  Decrease in deferred cost                                                         0         574,529
  Decrease in capitalization of consolidated subsidiaries
    attributable to minority interest                                               0          52,369

* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $453,045 and $143,220, respectively.

           See accompanying notes to consolidated financial statements

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2007
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 15, 2007 and 2006, include the accounts of Liberty Tax Credit Plus L.P. (the "Partnership") and nine and sixteen subsidiary partnerships (each a "subsidiary partnership" or "Local Partnership"), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

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

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring
adjustments)   necessary  to  present  fairly  the  financial  position  of  the
Partnership as of December 15, 2007 and March 15, 2007, the results of operations for the three and nine months ended December 15, 2007 and 2006 and cash flows for the nine months ended December 15, 2007 and 2006. However, the operating results and cash flows for the nine months ended December 15, 2007 may not be indicative of the results for the year.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investments in the subsidiary partnerships have been charged to the Partnership. There were no such losses for the three and nine months ended December 15, 2007 and 2006. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

New Accounting Pronouncements
-----------------------------

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The provisions of this statement do not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. The provisions of this statement do not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries. The effective date for this provision is for fiscal year ends beginning after December 15, 2008. The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.


Note 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2007
                                   (Unaudited)


The costs incurred to related parties from operations for the three and nine months ended December 15, 2007 and 2006 were as follows:

                                                         Three Months Ended     Nine months Ended
                                                             December 15,          December 15,
                                                         -------------------   -------------------
                                                           2007       2006*      2007       2006*
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $ 77,125   $153,935   $305,125   $424,574
Expense reimbursement (b)                                  70,816     15,749    166,792    118,611
Local administrative fee (d)                                1,875      1,875      5,625      5,625
                                                         --------   --------   --------   --------
Total general and administrative-General Partners         149,816    171,559    477,542    548,810
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
  local general partners (c)                               75,456     75,571    228,013    227,391
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $225,272   $247,130   $705,555   $776,201
                                                         ========   ========   ========   ========

* Reclassified for comparative purpose.


The costs incurred to related parties from discontinued operations for the three and nine months ended December 15, 2007 and 2006 were as follows:

                                                         Three Months Ended     Nine months Ended
                                                             December 15,          December 15,
                                                         -------------------   -------------------
                                                           2007       2006*      2007       2006*
                                                         --------   --------   --------   --------
Local administrative fee (d)                             $  1,250   $  4,567   $  3,750   $ 13,703
                                                         --------   --------   --------   --------
Total general and administrative-General Partners           1,250      4,567      3,750     13,703
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
  local general partners (c)                               85,523     81,555    198,293    263,050
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $ 86,773   $ 86,122   $202,043   $276,753
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership ("Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,697,000 and $2,574,000 were accrued and unpaid as of December 15, 2007 and March 15, 2007, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $48,000 and $35,000 were accrued and unpaid as of December 15, 2007 and March 15, 2007, respectively.

(c) Property management fees incurred by the subsidiary partnerships in operations amounted to $224,792 and $257,303 and $617,747 and $833,960 for the three and nine months ended December 15, 2007 and 2006, respectively. Of these fees, $160,979 and $157,126 and $426,306 and $490,441 were incurred to affiliates of the local general partners, which include $85,523 and $81,555 and $198,293 and $263,050 of fees relating to discontinued operations.

(d) Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of December 15, 2007, the property and the related assets and liabilities of fifteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold. In addition, as of December 15, 2007, the Partnership has entered into an agreement to sell its limited partnership interest in one Local Partnership and two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 4).

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2007
                                   (Unaudited)


Subsequently, the Partnership sold its limited partnership interest in one Local Partnership (see Note 7). There can be no assurance as to when the Partnership will dispose of its remaining eight investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

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

On October 1, 2006, the Partnership sold its limited partnership interest in Shiloh Grove Limited Partnership ("Shiloh Grove") to the Local General Partner for a sales price of $149,990. The Partnership received proceeds of $49,990 on October 3, 2006 and additional payments of proceeds totaling $50,000 through December 15, 2007. The remaining $50,000 is to be paid in guaranteed payments payable on certain dates through April 1, 2008 and is included in other assets at December 15, 2007. The sale resulted in a gain of approximately $2,859,000 as a result of the write-off of the deficit basis in the property of approximately $2,709,000 at the time of the sale, and the $149,990 cash and guaranteed payments receivable from the sale.

On August 31, 2006, the Partnership sold its limited partnership interest in Alameda Towers Associates, L.P. ("Alameda Towers") to the Local General Partner for a sales price of $2,092,490. The Partnership received proceeds of $92,490 on September 5, 2006 and additional payments of proceeds totaling $820,000 through December 15, 2007. The remaining $1,180,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008, which is included in other assets at December 15, 2007. The sale resulted in a loss of approximately
$7,000,   resulting  from  the  write-off  of  the  basis  in  the  property  of approximately $2,099,000 and the $2,092,490 cash and guaranteed payments receivable from the sale, which was recorded during the quarter ended December 15, 2006. An adjustment to the loss of approximately $26,000 was recorded during the quarter ended March 15, 2007 resulting in an overall loss of approximately $33,000.

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wycoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. There were no distributions from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,800,000. The sale resulted in a gain of approximately $2,785,000, resulting from the write-off of the deficit basis in the property at the date of the sale which was recorded during the quarter ended September 15, 2006. The gain was adjusted by approximately $756,000 in loss, which was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $2,029,000.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2007
                                   (Unaudited)


Note 4 - Assets Held for Sale

On April 26, 2007, the Partnership entered into an agreement to sell its limited partnership interest in West Kinney Associates, L.P. ("West Kinney") to an affiliate of the Local General Partner for a sales price of $600,000 and the assumption of the outstanding mortgages and related accrued interest which amounted to approximately $4,475,000 on September 30, 2007. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in January 2008. No assurance can be given that the sale will actually occur. West Kinney has been classified as an asset held for sale as of the quarter ended June 15, 2007. As of September 30, 2007, West
Kinney had property and equipment, at cost, of approximately $7,187,000, accumulated depreciation of approximately $4,465,000 and mortgage debt of approximately $3,070,000.

On April 18, 2007, Quality Hill Historic District Phase II - A, L.P. ("Quality Hill") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,275,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in February 2008. No assurance can be given that the sale will actually occur. Quality Hill has been classified as an asset held for sale as of the quarter ended December 15, 2007. As of September 30, 2007, Quality Hill had property and equipment, at cost, of approximately $6,781,000, accumulated depreciation of approximately $2,994,000 and mortgage debt of approximately $3,871,000.

On September 28, 2006, Greenleaf Associates, L.P. ("Greenleaf") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $5,264,177 including the assumption of the mortgage debt. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in January 2008. No assurance can be given that the sale will actually occur. Greenleaf has been classified as an asset held for sale as of the quarter ended December 15, 2006. As of September 30, 2007, Greenleaf had property and equipment, at cost, of approximately $6,479,000, accumulated depreciation of approximately $3,923,000 and mortgage debt of approximately $4,491,000.

Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of December 15, 2007, Charles Drew, Concourse Artists, Grand Concourse, Greenleaf, Robin Housing,
United Penn, Quality Hill, Willoughby and West Kinney were classified as discontinued operations on the consolidated balance sheets. As of March 15,
2007, Alameda Towers, Concourse Artists, Charles Drew, Grand Concourse, Greenleaf, Robin Housing, Shiloh Grove, United Penn and Willoughby were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

                                                  December 15,     March 15,
                                                      2007            2007
                                                  ------------    ------------
Assets
  Property and equipment, net of accumulated
    depreciation of $11,448,809 and $9,605,003,
    respectively                                  $  9,151,257    $  5,252,734
  Cash and cash equivalents                            453,045         343,866
  Cash held in escrow                                1,116,079         722,334
  Deferred costs, net of accumulated
    amortization of $85,380 and $6,341,
    respectively                                        57,246          42,445
  Due from general partners and affiliates               8,772           8,772
  Other assets                                         300,941          92,804
                                                  ------------    ------------
Total assets                                      $ 11,087,340    $  6,462,955
                                                  ============    ============

Liabilities
  Mortgage notes payable                          $ 11,431,532    $  4,507,279
  Accounts payable and other liabilities             2,541,292         192,298
  Due to local general partners and affiliates         120,938         122,358
  Due to general partners and affiliates                24,375               0
  Minority interest                                   (126,205)       (230,482)
                                                  ------------    ------------
Total liabilities                                 $ 13,991,932    $  4,591,453
                                                  ============    ============


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 15, 2007, Charles Drew, which was sold during the current year, and Greenleaf, Quality Hill and West Kinney, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three and nine months ended December 15, 2006, Alameda Towers, Concourse Artists, Grand Concourse, Robin Housing, Shiloh Grove and Willoughby, which were sold during the nine months ended December 15, 2006, and Greenleaf and United Penn, which were classified as assets held for sale at December 15, 2006, and, in order to present comparable results for the three and nine months ended December 15, 2007, Charles Drew, Quality Hill and West Kinney, were all classified as discontinued operations on the consolidated financial statements.

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2007
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                                    Three Months Ended               Nine months Ended
                                                                        December 15,                    December 15,
                                                                ----------------------------    ----------------------------
                                                                    2007            2006*           2007            2006*
                                                                ------------    ------------    ------------    ------------
Revenues:

Rental income                                                   $    695,994    $  2,074,172    $  2,268,159    $  7,322,729
Other                                                                 14,514          43,663          34,317         133,384
Gain on sale of properties                                                 0       2,259,485          84,827      10,925,090
                                                                ------------    ------------    ------------    ------------
Total revenue                                                        710,508       4,377,320       2,387,303      18,381,203
                                                                ------------    ------------    ------------    ------------

Expenses:

General and administrative                                            90,440         367,991         435,915       1,299,108
General and administrative-related parties (Note 2)                   86,773          86,122         202,043         276,753
Repairs and maintenance                                              228,592         745,007         571,333       2,392,792
Operating                                                             69,282         191,445         307,287       1,040,504
Taxes                                                                 30,253         116,893          97,379         314,361
Insurance                                                             13,947         127,583          90,470         452,803
Interest                                                             170,894         438,760         525,703       1,619,698
Depreciation and amortization                                         42,565         304,653         277,713       1,330,330
                                                                ------------    ------------    ------------    ------------

Total expenses                                                       732,746       2,378,454       2,507,843       8,726,349
                                                                ------------    ------------    ------------    ------------

(Loss) income before minority interest                               (22,238)      1,998,866        (120,540)      9,654,854
Minority interest in (income) loss of subsidiaries
  from discontinued operations                                          (738)        666,918        (320,655)     (1,112,507)
                                                                ------------    ------------    ------------    ------------
Net (loss) income from discontinued operations                  $    (22,976)   $  2,665,784    $   (441,195)   $  8,542,347
                                                                ============    ============    ============    ============

(Loss) income - limited partners from discontinued operations   $    (22,746)   $  2,639,126    $   (436,783)   $  8,456,924
                                                                ============    ============    ============    ============

Number of BACs outstanding                                          15,987.5        15,987.5        15,987.5        15,987.5
                                                                ============    ============    ============    ============

(Loss) income from discontinued operations per BAC              $      (1.42)   $     165.08    $     (27.32)   $     528.97
                                                                ============    ============    ============    ============

Cash flows from Discontinued Operations:

                                                                                                     Nine months Ended
                                                                                                        December 15,
                                                                                                ----------------------------
                                                                                                    2007            2006*
                                                                                                ------------    ------------
Net cash (used in) provided by operating activities                                             $   (698,398)   $  5,477,343
                                                                                                ------------    ------------
Net cash provided by investing activities                                                       $  3,097,165    $ 16,503,514
                                                                                                ------------    ------------
Net cash used in financing activities                                                           $   (186,831)   $(16,586,735)
                                                                                                ------------    ------------

* Reclassified for comparative purposes.


Note 6 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Magnolia Arms Associates, LTD ("Magnolia Arms")
-----------------------------------------------
Magnolia Arms has not made its mortgage payments since August 2005 due to operating deficits and is currently in default. The mortgagee can take possession of the Property and other collateralized assets, collect the rents directly from the tenants and foreclose on the Property and other collateralized assets. There can be no assurance that Magnolia Arms will be able to cure the default. The mortgage payable was due as of June 30, 2007. Magnolia Arms received a material portion of its revenue from the City of Jacksonville Department of Housing and Urban Development ("Jacksonville HUD") under the federal government's Section 8 rent subsidy program. As of June 5, 2007, the contract between Jacksonville HUD and Magnolia Arms was terminated. Because of these circumstances, there is substantial doubt regarding whether the Local

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2007
                                   (Unaudited)


Partnership can continue as a going concern. The Partnership's investment in Magnolia Arms was written down to zero by prior years' losses and the minority interest was approximately $17,000 and $33,000 at December 15, 2007 and March 15, 2007, respectively. The net loss after minority interest for Magnolia Arms amounted to approximately $772,000 and $246,000 for the nine months ended December 15, 2007 and 2006, respectively. Magnolia Arms' Compliance Period ended as of December 31, 2003.

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

During 2005, Quality Hill entered into a Modification Agreement with the Missouri Housing Development Commission ("MHDC") which extended the maturity date of the permanent nonrecourse financing for the Quality Hill-Cordova Hotel Apartments, which is one of the two projects included in Quality Hill, to December 2006. The balance of this note as of September 30, 2007 was $405,076. Quality Hill was granted an extension which expired on December 31, 2007. As of the filing date of this report, no additional extension has been granted.

During 2005, Quality Hill entered into negotiations with both the Hall Family Foundation of Kansas ("Foundation") and Kansas City Downtown Minority Development Corporation ("DMDC") to extend the maturity dates of each note payable to December 2006. The combined balance of the Foundation notes is $2,339,108 and was due in full in December 2005 and the combined balance of the DMDC notes was $735,000 ($225,000 was due in December 2005 and $510,000 was due in May 2005). In February 2006, Quality Hill Received a one year extension on the Foundation note to December 31, 2006. In 2007, Quality Hill was granted another extension which expired on December 31, 2007. As of the filing date of this report, no additional extension has been granted.

The total of these three notes, $3,479,184, is included as a current liability in mortgage notes payable.

These items raise substantial doubt about Quality Hill's ability to continue as a going concern. The Partnership's investment in Quality Hill has been written down to zero by prior years' losses and the minority interest balance was $0 at both December 15, 2007 and March 15, 2007. The net loss after minority interest for Quality Hill amounted to approximately $235,000 and $223,000 for the nine months ended December 15, 2007 and 2006, respectively. Quality Hill's Compliance Period ended as of December 31, 2004.

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

                          LIBERTY TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 15, 2007
                                   (Unaudited)


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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 25% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of December 15, 2007, there are seven Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.


Note 7 - Subsequent Event

On December 27, 2007, the Partnership sold its limited partnership interest in Sartain School Venture ("Sartain") to the Local General Partner for a sales price of $14,600. The sale resulted in a gain of approximately $3,568,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $3,553,000 at the date of the sale and the $14,600 cash received from the sale, which will be recognized during the quarter ending March 15, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in thirty-one Local Partnerships. As of December 15, 2007, the properties and the related assets and liabilities of fifteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold. For a discussion of these sales of the Local Partnerships see Note 3. In addition, as of December 15, 2007, the Partnership has entered into an agreement to sell its limited partnership interest in one Local Partnership and two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see
Item 1, Note 4). Subsequently, the Partnership sold its limited partnership interest in one Local Partnership (see Item 1, Note 7).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Item 7 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 15, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 15, 2007.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. During the nine months ended December 15, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $60,000 and $18,000, respectively. Additionally, during the nine months ended December 15, 2007 and 2006, the Partnership received approximately $2,765,000 and $2,832,000 distributions of proceeds from sales, respectively.

For the nine months ended December 15, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $305,000. This increase is attributable to a decrease in cash held in escrow relating to investing activities ($287,000), proceeds from sale of investments ($3,435,000) and a net increase in due to local general partners and affiliates relating to finance activities ($493,000) which exceeded net cash used in operating activities ($129,000), improvements to property and equipment ($59,000), costs paid relating to sale of properties ($438,000), repayments of mortgage notes ($288,000), an increase in deferred cost ($4,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($212,000) and distributions ($2,778,000). Included in the adjustments to reconcile net loss to net cash used in operating activities are depreciation and amortization of approximately ($1,865,000) and a gain on sale of properties ($85,000).

Total expenses for the three and nine months ended December 15, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,928,688, $2,204,694, $5,716,100 and $6,193,846, respectively.

Accounts payable as of December 15, 2007 and March 15, 2007, were $2,408,318 and $4,890,335, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations, as of December 15, 2007 and March 15, 2007, totaled $263,754 and $95,669, respectively.

Accrued interest payable as of December 15, 2007 and March 15, 2007 was $5,308,448 and $6,616,457, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of December 15, 2007 and March 15, 2007, totaled $2,211,328 and $56,532, respectively.

A working capital reserve of approximately $5,597,000 remained unused at December 15, 2007.

The Partnership is not expected to have access to additional sources of financing.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $2,697,000 and $2,574,000 were accrued and unpaid as of December 15, 2007 and March 15, 2007, respectively. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

Critical Accounting Policies and Estimates
------------------------------------------

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

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

During the nine months ended December 15, 2007, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. Through December 15, 2007, the Partnership has recorded approximately $2,710,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. As of December 15, 2007 and March 15, 2007, the Partnership has recorded property and equipment net of accumulated depreciation of $9,151,257 and $5,252,734, respectively, as held for sale.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 15, 2007 and 2006 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Note 5).

Rental income decreased approximately 10% and 7% for the three and nine months ended December 15, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in vacancies due to the cancellation of a Section 8 contract at one Local Partnership (see Item 1, Note 6a) and a decrease in occupancy rates at two other Local Partnerships.

Other income increased approximately $23,000 and $21,000 for the three and nine months ended December 15, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in interest income earned on higher cash balances due to sales at the Partnership level, increases in early lease termination fees and bad debt recovery at a second Local Partnership partially offset by decreases in interest income and tenants' charges at a third Local Partnership.

Total expenses, excluding general and administrative, repairs and maintenance and operating, remained fairly consistent with an increase of approximately 2% and a decrease of approximately 3% for the three and nine months ended December 15, 2007 as compared to the corresponding periods in 2006.

General and administrative expenses increased approximately $36,000 and $196,000 for the three and nine months ended December 15, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in office payroll and expenses resulting from a change in management company at one Local Partnership, increases in office salaries and payroll taxes at a second Local Partnership and increases in selling and renting expenses and employee benefit expenses at a third Local Partnership.

Repairs and maintenance expenses decreased approximately $442,000 and $701,000 for the three and nine months ended December 15, 2007 as compared to the corresponding periods in 2006, primarily due to the receipt of a special grant in 2007 for labor and supplies needed for repairs to the property as well as decreases in major apartment repairs and boiler repairs at one Local Partnership and decreases in security, decorating and floor and carpeting contracts at a second Local Partnership.

Operating expenses increased approximately $131,000 for the three months ended December 15, 2007 as compared to the corresponding period in 2006, primarily due to the timing of invoices received from vendors at one Local Partnership.

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


                          LIBERTY TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                          By:  RELATED CREDIT PROPERTIES L.P.,
                               a General Partner


                               By:  Credit Properties GP LLC,
                                    its General Partner


Date: January 29, 2008
      ----------------
                                    By:  /s/ Robert L. Levy
                                         ------------------
                                         Robert L. Levy
                                         Chief Financial Officer



Date: January 29, 2008
      ----------------
                                    By:  /s/ Andrew J. Weil
                                         ------------------
                                         Andrew J. Weil
                                         President, Chief Executive Officer


                          By:  LIBERTY ASSOCIATES III, L.P.,
                               a General Partner


                               By:  Related Credit Properties L.P.,
                                    its General Partner


                                    By:  Credit Properties GP LLC,
                                         its General Partner


Date: January 29, 2008
      ----------------
                                         By:  /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: January 29, 2008
      ----------------
                                         By:  /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer