Form 10-K
period 2008-03-15
LIBERTY TAX CREDIT PLUS LP
filed 2008-06-13
CIK 818020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 15, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17015

LIBERTY TAX CREDIT PLUS L.P.
(Exact name of Registrant as specified in its charter)

Delaware	13-3446500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignment Certificates and Limited Partnership Interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [  ]  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [  ]   No   ☒

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 15, 2007 was ($31,409,000), based on Limited Partner equity (deficit) as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.  Business.

General

Liberty Tax Credit Plus L.P. (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on June 26, 1987. The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the “Related General Partner”) and Liberty Associates III L.P., a Delaware limited partnership (“Liberty Associates”, and together with the Related General Partner, the “General Partners”). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Credit Properties GP LLC (“Credit Properties”), a Delaware limited liability company.  The general partner of Liberty Associates is the Related General Partner.  The ultimate parent of the General Partners is Centerline Holding Company (“Centerline”).

On November 20, 1987, the Partnership commenced a public offering (the “Offering”) of Beneficial Assignment Certificates (“BACs”) representing assignments of limited partnership interests in the Partnership (“Limited Partnership Interests”), pursuant to a prospectus dated November 20, 1987, as supplemented by the supplements thereto dated January 14, 1988 and March 14, 1988 (as so supplemented, the “Prospectus”). As of April 4, 1988 (the date on which the Partnership held the final closing of the sale of BACs and on which the Offering was terminated), the Partnership had received $79,937,500 of gross proceeds of the Offering from 5,525 investors.

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as “Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) which own leveraged-low and moderate-income multifamily residential complexes (“Apartment Complexes”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties (“Rehabilitation Projects”, and together with the Apartment Complexes, the “Properties”) that are eligible for the historic rehabilitation tax credit (the “Historic Rehabilitation Tax Credit”).  The Partnership’s investment in each Local Partnership represents a 98% interest in each of the Local Partnerships.  The Partnership does not anticipate making any additional investments.  As of March 15, 2008, the Partnership has disposed of twenty-seven of its thirty-one original Properties and has entered into an agreement to sell its limited partnership interest in one Local Partnership.  Subsequently, on April 29, 2008, one Local Partnership entered into an agreement to sell its property and related assets and liabilities and the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships (see Item 8, Note 15).

Liberty Associates is the special limited partner in all of the Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner, which permit it to exercise control over the management and policies of the Local Partnerships.

The investment objectives of the Partnership are to:

1.
Entitle qualified BACs holders to substantial Tax Credits (and potentially Historic Rehabilitation Tax Credits) over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service referred to herein as the “Tax Credit Period”);

2.	Participate in any capital appreciation in the value of the Properties and provide distributions of sale or refinancing proceeds upon the disposition of Properties;

3.	Preserve and protect the Partnership’s capital;

4.	Provide cash distributions, when available, from the operations of Properties; and

5.
Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset active business income.

Each of the Local Partnerships in which the Partnership acquired an interest was allocated by respective state credit agencies the authority to recognize Tax Credits during the Tax Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period (the “Compliance Period”) commencing at the beginning of the Tax Credit Period. Once a Local Partnership became eligible to recognize Tax Credits, it could have lost such eligibility and suffered an event of “recapture” if its Property failed to remain in compliance with the Tax Credit requirements at any time during the Compliance Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

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

As of March 15, 2008, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Furthermore, at this time there can be no assurance that the Partnership will achieve this investment objective.  During the fiscal year ended March 15, 2008, distributions from sales proceeds were made to the BACs holders of approximately $2,800,000 and to the General Partners of approximately $28,000.  Through March 15, 2008, distributions from sales proceeds were made to the BACs holders of approximately $10,922,000 and to the General Partners of approximately $110,000.

The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost.  At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 15, 2008, the Partnership has recorded approximately $1,050,000 as an aggregate loss on impairment of assets or reduction of estimated fair value.  Through March 15, 2008, the Partnership has recorded approximately $3,760,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 33% of the Properties are located in any single state.

The Partnership is the beneficiary of certain subsidy agreements pursuant to which the United States Department of Housing and Urban Development (“HUD”) subsidizes the amount of rent that the Local Partnerships earn. There are substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of March 15, 2008, there are three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Sales of Underlying Properties/Local Partnership Interests

The Partnership is currently in the process of disposing of its investments.  As of March 15, 2008, the Partnership has disposed of twenty-seven of its thirty-one original investments and has entered into an agreement to sell its limited partnership interest in one Local Partnership.  Subsequently, on April 29, 2008, one Local Partnership has entered into an agreement to sell its property and related assets and liabilities and the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships (see Item 8, Note 15).

On March 5, 2008, Magnolia Arms Associates, Ltd. (“Magnolia”) transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure.  The transfer of assets of approximately $2,229,000 and liabilities of $7,169,000 will result in a gain of approximately $4,916,000, which will be recognized during the quarter ended June 30, 2008.  As of the transfer date, Magnolia had property and equipment, at cost, of approximately $8,696,000, accumulated depreciation of approximately $6,696,000 and mortgage debt of approximately $5,749,000.

On February 6, 2008, the property and the related assets and liabilities of Quality Hill Historic District – Phase II – A, L.P. (“Quality Hill”) were sold to an unaffiliated third party purchaser for a sales price of $3,275,000.  The Partnership received $375,000 as a distribution from this sale after the repayment of other liabilities, closing cost and distribution to minority interest of approximately $2,900,000.  The sale will result in a gain of approximately $2,048,000, which will be recognized during the quarter ended June 30, 2008.

On January 29, 2008, the property and the related assets and liabilities of Greenleaf Associates, L.P. (“Greenleaf”) were sold to an unaffiliated third party purchaser for a sales price of $5,084,177.  The Partnership received $169,291 as a distribution from this sale after the repayment of other liabilities, closing cost and distribution to minority interest of approximately $4,915,000.  The sale will result in a gain of approximately $1,733,000, which will be recognized during the quarter ended June 30, 2008.

On December 28, 2007, the Partnership sold its limited partnership interest in Sartain School Venture, L.P. (“Sartain”) to the Local General Partner for a sales price of $14,600.  The Partnership received no proceeds from this sale.  The sale resulted in a gain of approximately $3,474,000, resulting from the write-off of the deficit basis in property at the date of sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $30,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 11, 2007, the property and the related assets and liabilities of Charles Drew Court Associates, L.P. (“Charles Drew”) were sold to an unaffiliated third party purchaser for a sales price of $3,435,000.  The Partnership received $3,144,463 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interest of approximately $290,537.  The sale resulted in a loss of approximately $24,000, resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended June 15, 2007.  An adjustment of approximately $853,000 in gain was recorded during the quarter ended March 15, 2008, resulting in an overall gain of approximately $830,000.

On December 29, 2006, the property and the related assets and liabilities of United-Pennsylvanian, L.P. (“United Penn”) were sold to an unaffiliated third party purchaser for a sales price of $500,000 plus the assumption of the mortgage debt.  The Partnership received $217,227 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $283,000.  The sale resulted in a gain of approximately $2,225,000, resulting from the write-off of the deficit basis in the property at the date of the sale, which was recorded during the quarter ended March 15, 2007.  Adjustments to the gain of approximately $21,000 and $(33,000) were recorded during the quarters ended September 15, 2007 and March 15, 2008, respectively, resulting in an overall gain of approximately $2,191,000.

On October 1, 2006, the Partnership sold its limited partnership interest in Shiloh Grove Limited Partnership (“Shiloh Grove”) to the Local General Partner for a sales price of $149,990.  The Partnership received proceeds of $49,990 on October 3, 2006 and additional payments of proceeds totaling $50,000 through March 15, 2008.  The remaining $50,000 is to be paid in guaranteed payments payable on certain dates through April 1, 2008 and is included in other assets at March 15, 2008.  The sale resulted in a gain of approximately $2,859,000 as a result of the write-off of the deficit basis in the property of approximately $2,709,000 at the time of the sale, and the $149,990 cash and guaranteed payments receivable from the sale.

On August 31, 2006, the Partnership sold its limited partnership interest in Alameda Towers Associates, L.P. (“Alameda Towers”) to the Local General Partner for a sales price of $2,092,490.  The Partnership received proceeds of $92,490 on September 5, 2006 and additional payments of proceeds totaling $2,000,000 through March 15, 2008.  The sale resulted in a loss of approximately $7,000, resulting from the write-off of the basis in the property of approximately $2,099,000 and the $2,092,490 cash and guaranteed payments receivable from the sale, which was recorded during the quarter ended December 15, 2006.  Adjustments to the loss of approximately $(26,000) and $(74,000) were recorded during the quarter ended March 15, 2007 and March 31, 2008, respectively, resulting in an overall loss of approximately $107,000.

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wycoff Housing Associates, L.P. (“Willoughby”) were sold to an unaffiliated third party purchaser for a sales price of $4,800,000.  There were no distributions from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,800,000.  The sale resulted in a gain of approximately $2,785,000, resulting from the write-off of the deficit basis in the property at the date of the sale, which was recorded during the quarter ended September 15, 2006.  The gain was adjusted by approximately $756,000 in loss, which was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $2,029,000.

On May 1, 2006, the property and the related assets and liabilities of Grand Concourse Housing Associates, L.P. (“Grand Concourse”) were sold to an unaffiliated third party purchaser for a sales price of $4,937,500.  The Partnership received $797,203 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $4,140,000.  The sale resulted in a gain of approximately $2,104,000, resulting from the write-off of the deficit basis in the property at the date of the sale, which was recorded during the quarter ended September 15, 2006.  Adjustments to the gain of approximately $383,000 and $(5,000) were recorded during the quarters ended March 15, 2007 and March 15, 2008, respectively, resulting in an overall gain of approximately $2,482,000.

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. (“Concourse Artists”) were sold to an unaffiliated third party purchaser for a sales price of $1,797,500.  The Partnership received $278,553 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $1,519,000.  The sale resulted in a gain of approximately $672,000, resulting from the write-off of the deficit basis in the property at the date of the sale which was recorded during the quarter ended September 15, 2006.  An adjustment to the gain of approximately $28,000 was recorded during the quarters ended March 15, 2007, resulting in an overall gain of approximately $676,000.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. (“Robin Housing”) were sold to an unaffiliated third party purchaser for a sales price of $7,265,000.  The Partnership received $1,743,907 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $5,521,000.  The sale resulted in a gain of approximately $3,115,000, resulting from the write-off of the deficit basis in the property at the date of the sale which was recorded during the quarter ended September 15, 2006.  Adjustments to the gain of approximately $219,000 and $(24,000) were recorded during the quarters ended March 15, 2007 and March 15, 2008, respectively, resulting in an overall gain of approximately $3,334,000.

On September 15, 2005, the Partnership sold its limited partnership interest in Bayridge Associates, L.P. (“Bayridge”) to the Local General Partner for a sales price of $1,125,000.  The Partnership received proceeds of $1,113,587 from this sale after payment of closing costs of approximately $11,000.  The sale resulted in a gain of approximately $5,821,000, resulting from the write-off of the deficit basis in the property of approximately $4,707,000 at the date of the sale and the $1,113,587 cash received from the sale.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. (“Penn Alto”) were sold to an unaffiliated third party purchaser for a sales price of $1,625,000.  The proceeds were used for repayment of mortgages, other liabilities and closing costs of approximately $1,625,000.  During the quarter ended September 15, 2005, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $850,000.  The sale resulted in a gain of approximately $127,000 resulting from the write-off of the basis in the property at the date of the sale.  An adjustment to the gain of approximately ($190,000) was recorded during the quarter ended March 15, 2006, resulting in an overall loss of approximately $63,000.  The sale resulted in the liquidation of Penn Alto.

On June 8, 2005, the Partnership sold its limited partnership interest in Fox Glenn Investors, L.P. (“Fox Glenn”) to the Local General Partner for a sales price of $1,400,000.  The Partnership received proceeds of $200,000 and a note receivable for $1,200,000, which was paid in full on February 9, 2006, from this sale.  The sale resulted in a gain of approximately $3,098,000, resulting from the write-off of the deficit basis in the property at the date of the sale of approximately $1,698,000 and the $1,400,000 cash received from the sale.

On June 2, 2005, the Partnership sold its limited partnership interest in Lancaster Towers Associates, LTD (“Lancaster”) to an affiliate of the Local General Partner for a sales price of $449,750.  The Partnership received proceeds of $445,500 from this sale after the payment of closing costs of approximately $4,000 from the sales price.  During the quarter ended June 15, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,860,000.  The sale resulted in a loss of approximately $309,000, resulting from the write-off of the deficit basis in the property at the date of the sale.

On March 29, 2005, the property and the related assets and liabilities of Regent Street Associates, L.P. (“Regent Street”) were sold to an unaffiliated third party purchaser for the assumption of the outstanding debt plus an incentive payment of $100,000.  The Partnership received $100,000 from this transaction.  The sale originally resulted in a gain of approximately $1,436,000, resulting from the write-off of the deficit basis in the property of approximately $1,336,000 and the $100,000 cash received from the sale.  An adjustment to the gain of approximately $206,000 was recognized during the quarter ended March 15, 2006, resulting in an overall gain of $1,230,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $150,000 resulting from the write-off of payables owed to the Local General Partner and a non-cash contribution from the special limited partner of approximately $40,000 resulting from the write-off of payables owed to the special limited partner.  The sale resulted in the liquidation of Regent Street.

On February 17, 2005, the Partnership’s limited partnership interest in Redwood Villa Associates (“Redwood”) was sold to the Local General Partner for a sales price of $60,000.  The Partnership received proceeds of $59,400 from this sale.  The sale resulted in a gain of approximately $1,749,000, resulting from the write-off of the deficit basis in the property of approximately $1,690,000 and the $59,400 cash received from the sale.

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. (“Lund Hill”) were sold to an unaffiliated thirty party purchaser for a sales price of $6,500,000.  The Partnership received approximately $3,225,485 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $3,276,000.  The sale resulted in a gain of approximately $1,345,000 resulting from the write-off of the deficit basis in the property.  The sale resulted in the liquidation of Lund Hill.

Asset Held for Sale

On April 26, 2007, the Partnership entered into an agreement to sell its limited partnership interest in West Kinney Associates, L.P. (“West Kinney”) to an affiliate of the Local General Partner for a sales price of $600,000 and the assumption of the outstanding mortgages and related accrued interest which amounted to approximately $4,475,000 on September 30, 2007.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  West Kinney has been classified as an asset held for sale as of the quarter ended June 15, 2007.  As of March 15, 2008, West Kinney had property and equipment, at cost, of approximately $7,187,000, accumulated depreciation of approximately $4,465,000 and mortgage debt of approximately $3,017,000.

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

Employees
The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13 hereof.  In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

Item 1A.  Risk Factors

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of March 15, 2008, there are three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Partnership originally acquired an interest as a limited partner in thirty-one Local Partnerships.  The Partnership’s investment in each Local Partnership represents 98% of the partnership interests in the Local Partnership.  During the fiscal year ended March 15, 2008, the Partnership has sold its limited partnership interest in one Local Partnership, the property and the related assets and liabilities of three Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership and has entered into an agreement to sell its limited partnership interest in one Local Partnership.  Through the fiscal year ended March 15, 2008, the Partnership has sold its limited partnership interest in nine Local Partnerships, the properties and the related assets and liabilities of eighteen Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership and has entered into an agreement to sell its limited partnership interest in one Local Partnership.  Subsequently on April 29, 2008, one Local Partnership entered into an agreement to sell its property and related assets and liabilities and the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships (see Item 8, Note 15).  Set forth below is a schedule of the Local Partnerships including certain information concerning the Properties.  Further information concerning those Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

Local Partnership Schedule
Name and Location (Number of Units)	Date Acquired	% of Units Occupied at May 1,
		2008	2007	2006	2005	2004

B & C Housing Associates, L.P.	December 1987	99	99	95	96	94
Tulsa, OK (220)

State Street 86 Associates, L.P.	February 1988	96	100	96	99	100
Camden, NJ (200)

Fox Glenn Investors, L.P.	March 1988	(g)	(g)	(g)	98	96
Seat Pleasant, MD (172)

Shiloh-Grove, L.P. (Mt. Vernon)	February 1988	(i)	(i)	94	95	94
Columbus, OH (394)

Silver Blue Lake Apartments, LTD.	February 1988	(c)	(c)	(c)	(c)	(c)
Miami, FL (123)

Lancaster Towers Associates, LTD.	May 1988	(g)	(g)	(g)	100	100
Lancaster, NY (157)

West Kinney Associates, L.P.	June 1988	96	96	97	99	97
Newark, NJ (114)

Autumn Park Associates, L.P.	June 1988	(d)	(d)	(d)	(d)	96
Wilsonville, OR (144)

Regent Street Associates, L.P.	June 1988	(f)	(f)	(f)	(f)	94
Philadelphia, PA (80)

Magnolia Arms Associates, LTD.	July 1988	(l)	59	77	89	92
Jacksonville, FL (232)

Greenleaf Associates, L.P.	July 1988	(j)	100	100	100	100
Kansas City, Mo (195)

Alameda Towers Associates, L.P.	July 1988	(i)	(i)	98	99	94
San Juan, PR (150)

Dixie Apartment Associates, LTD.	July 1988	(a)	(a)	(a)	(a)	(a)
Miami, FL (29)

Ludlam Gardens Apartments, LTD.	July 1988	(a)	(a)	(a)	(a)	(a)
Miami, FL (90)

Grove Parc Associates, L.P. (Woodlawn)	July 1988	83	96	95	96	96
Chicago, IL (504)

2108 Bolton Drive Associates, L.P.	July 1988	(d)	(d)	(d)	(d)	85
Atlanta, GA (358)

Apple Creek Housing Associates, LTD.	June 1988	(b)	(b)	(b)	(b)	(b)
Arvado, CO (195)

Redwood Villa Associates	September 1988	(e)	(e)	(e)	(e)	98
San Diego, CA (92)

Charles Drew Court Associates, L.P.	September 1988	(j)	97	100	100	97
Atlantic City, NJ (38)

Walnut Park Plaza Associates, L.P.	September 1988	(e)	(e)	(e)	(e)	(e)
Philadelphia, PA (227)

Bayridge Associates, L.P.	December 1988	(g)	(g)	(g)	74	90
Beaverton, OR (246)

Local Partnership Schedule (continued)
Name and Location (Number of Units)	Date Acquired	% of Units Occupied at May 1,
		2008	2007	2006	2005	2004

United-Pennsylvanian, L.P.	December 1988	(h)	(h)	98	99	95
Erie, PA (112)

2051 Grand Concourse Associates, L.P.	November 1988	(h)	(h)	(h)	97	95
Bronx, NY (63)

Concourse Artists Housing Associates, L.P.	November 1988	(h)	(h)	(h)	100	96
Bronx, NY (23)

Willoughby/Wycoff Housing Associates, L.P.	November 1988	(h)	(h)	96	93	94
Brooklyn, NY (68)

Robin Housing Associates, L.P.	November 1988	(h)	(h)	(h)	96	99
Bronx, NY (100)

Lund Hill Associates, L.P.	January 1989	(d)	(d)	(d)	(d)	100
Superior, WI (150)

Tanglewood Apartments, L.P.	October 1988	(d)	(d)	(d)	(d)	97
Joplin, MO (176)

Quality Hill Historic District-Phase II-A, L.P.	March 1989	(j)	100	100	94	92
Kansas City, MO (49)

Penn Alto Associates, L.P.	June 1989	(f)	(f)	(f)	90	83
Altoona, PA (150)

Sartain School Venture, L.P.	August 1990	(k)	75	89	97	94
Philadelphia, PA (35)

(a) The properties and the related assets and liabilities were sold during the fiscal year ended March 15, 2003 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(b) The Partnership’s limited partnership interest was sold during the fiscal year ended March 15, 2003 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(c) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2004 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(d) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2005 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(e) The Partnership’s limited partnership interest was sold during the fiscal year ended March 15, 2005 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(f) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2006 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(g) The Partnership’s limited partnership interest was sold during the fiscal year ended March 15, 2006 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(h) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2007 (see Note 10 In Item 8. Financial Statements and Supplementary Data).
(i) The Partnership’s limited partnership interest was sold during the fiscal year ended March 15, 2007 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(j) The property and the related assets and liabilities were sold during the fiscal year ended March 15, 2008 (see Note 10 In Item 8. Financial Statements and Supplementary Data).
(k) The Partnership’s limited partnership interest was sold during the fiscal year ended March 15, 2008 (see Note 10 in Item 8. Financial Statements and Supplementary Data).
(l) The deed to the property and related assets and liabilities was transferred during the fiscal year ended March 15, 2008 (see Note 10 in Item 8. Financial Statements and Supplementary Data).

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Stockholders

None

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Partnership has issued 15,987.5 Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate gross proceeds of $79,937,500. All of the issued and outstanding Limited Partnership Interests have been issued to Liberty Credit Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued BACs to the purchasers thereof for an aggregate purchase price of $79,937,500. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established public trading market. Because of the provisions of the Revenue Act of 1987, unless there are further changes in such law, the Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in “publicly traded partnerships.”  Accordingly, the General Partners have imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. The restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

The Partnership has 5,173 registered holders of an aggregate of 15,987.5 BACs, as of May 28, 2008.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $2,000, are held by the two General Partners.

Certain Local Partnerships are subject to HUD restrictions which limit annual cash distributions to partners and restrict the Local Partnerships from selling or otherwise liquidating their assets without HUD’s approval during the period that the agreement with HUD is in existence.

There are no material legal restrictions in the Partnership Agreement on the ability to make distributions.  During the fiscal year ended March 15, 2008, distributions from sales proceeds were made to the BACs holders of approximately $2,800,000 and to the General Partners of approximately $28,000.  Through March 15, 2008, distributions from sales proceeds were made to the BACs holders of approximately $10,922,000 and to the General Partners of approximately $110,000.  The Partnership does not anticipate providing cash distributions to the BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

Transfer Procedures
The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests.  Such requests may occur in connection with tender offers for the Partnership’s units.  Such requests implicate the Partnership’s policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership’s advantageous tax status.

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service (“IRS”) regulations to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.  The 5% safe harbor, however, expired and is no longer available as of December 31, 2005.  Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

A brief summary of certain of the Partnership’s key policies, practices and requirements with respect to transfers and tender offers is as follows:

•	No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partners.

•
No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership’s own transfer documentation.  The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

•
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

•
In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership’s remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above.  At the end of each tax year, the General Partners, in its their discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

•	The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

The foregoing is solely a summary of the Partnership’s policies, requirements and practices with respect to transfers and tender offers.  More complete information, including a copy of the Partnership’s transfer documentation package, may be obtained from the Partnership.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

	Years Ended March 15,
OPERATIONS	2008	2007*	2006*/**	2005*/**	2004*

Revenues	$9,700,649	$9,243,991	$9,101,195	$8,827,526	$8,561,938
Operating expenses	(11,831,032)	(12,656,869)	(12,592,776)	(11,696,261)	(12,054,728)
Loss from operations before minority interest	(2,130,383)	(3,412,878)	(3,491,581)	(2,868,735)	(3,492,790)
Minority interest in loss of subsidiaries from operations	2,039	7,466	5,975	5,583	2,921
Loss from operations	(2,128,344)	(3,405,412)	(3,485,606)	(2,863,152)	(3,489,869)
Income (loss) from discontinued operations (including gain on sale of properties and minority interest) (Note 13)	454,393	9,418,848	7,152,199	7,841,629	(3,633,921)
Net (loss) income	$(1,673,951)	$6,013,436	$3,666,593	$4,978,477	$(7,123,790)
Loss from operations per BAC	$(131.80)	$(210.88)	$(215.84)	$(177.29)	$(216.10)
Income (loss) from discontinued operations per BAC	28.14	583.25	442.89	485.58	(225.03)
Net (loss) income per weighted average BAC	$(103.66)	$372.37	$227.05	$308.29	$(441.13)

Years Ended March 15,
FINANCIAL POSITION	2008	2007	2006**	2005**	2004

Total assets	$39,135,169	$47,655,776	$83,478,040	$120,741,704	$146,186,305
Total liabilities	$(68,780,013)	$(73,161,402)	$(117,613,852)	$(152,787,313)	$(182,204,819)
Minority interest	$579,276	$548,799	$692,096	$321,605	$(662,078)
Total partners’ deficit	$(29,065,568)	$(24,956,827)	$(33,443,716)	$(31,724,004)	$(36,680,592)
Distributions to BACs holders per weighted average BAC	$175.00	$172.00	$336.00	$0	$0

*	As reclassified for comparative purposes
**	As restated (Note 2)

During the years ended March 15, 2004 through 2008, total assets and liabilities decreased primarily due to the sale of the Partnership’s interests in the Local Partnerships and/or the underlying Properties.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in thirty-one Local Partnerships.  During the fiscal year ended March 15, 2008, the Partnership sold its limited partnership interest in one Local Partnership, the property and the related assets and liabilities of three Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership and entered into an agreement to sell its limited partnership interest in one Local Partnership.  Through the fiscal year ended March 15, 2008, the Partnership has sold its limited partnership interest in nine Local Partnerships, the properties and the related assets and liabilities of eighteen Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership and has entered into an agreement to sell its limited partnership interest in one Local Partnership.  Subsequently on April 11, 2008, one Local Partnership entered into an agreement to sell its property and related assets and liabilities and the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships (see Item 8, Note 15).

Short-Term

The Partnership’s primary source of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. During the years ended March 15, 2008, 2007 and 2006, such distributions amounted to approximately $3,611,000, $5,353,000 and $3,131,000, respectively, which included distributions from sales amounting to approximately $3,551,000, $5,279,000 and $3,030,000, respectively.  In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,255,000, $2,609,000 and $7,808,000 were accrued and unpaid as of March 15, 2008, 2007 and 2006, respectively.  During the year ended March 15, 2008 and 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote it off in the amount of approximately $363,000 and $5,251,000, respectively, resulting in a non-cash General Partner contribution of the same amount.  In particular, partnership management fees owed to the General Partners amounting to approximately $2,172,000, $2,574,000 and $7,697,000 were accrued and unpaid as of March 15, 2008, 2007 and 2006, respectively.  Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $84,000, $35,000 and $111,000 were accrued and unpaid as of March 15, 2008, 2007 and 2006, respectively.  Without the General Partners’ continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations.  The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During the year ended March 15, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $868,000.  This increase is attributable to proceeds from sale of investments of approximately ($5,056,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately ($1,031,000), which exceeded net cash used in operating activities of approximately ($3,901,000), an increase in cash held in escrow relating to investing activities of approximately ($61,000),  improvements to property and equipment of approximately ($397,000), costs paid relating to sale of properties of approximately ($24,000), an increase in deferred costs of approximately ($3,000), a net decrease in due to local general partners and affiliates relating to financing activities of approximately ($413,000) and repayments of mortgage notes of approximately ($422,000).  Included in the adjustments to reconcile net loss to net cash used in operating activities are depreciation and amortization of approximately ($2,372,000), loss on impairment of properties of approximately ($1,050,000) and gain on sale of investments and properties of approximately ($4,169,000).

Total expenses for the years ended March 15, 2008, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $7,266,286, $7,524,583 and $6,980,203, respectively.

Accounts payable as of March 15, 2008 and 2007 were $3,988,892 and $4,890,335, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 15, 2008 and 2007 was $1,312,357 and $6,616,457, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

A working capital reserve of approximately $6,916,000 remained unused at March 15, 2008.  During the year ended March 15, 2008, distributions from sales proceeds were made to the Limited Partners of approximately $2,800,000 and to the General Partners of approximately $28,000.

The Partnership is not expected to have access to additional sources of financing.

Long-Term

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted.

Sale of Underlying Properties/Local Partnership Interests
For a discussion of the sale of Properties in which the Partnership owns indirect interests, see Note 10 in Item 8.

Discontinued Operations
For a discussion of discontinued operations, see Note 13 in Item 8.

Tabular Disclosure of Contractual Obligations
The following table summarizes the Partnership’s commitments from continuing operations as of March 15, 2008, to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$23,188,688	$11,385,917	$51,058	$59,129	$11,692,584
Notes payable to local general partners (b)	12,689,670	139,670	12,550,000	0	0
Total	$35,878,358	$11,525,587	$12,601,058	$59,129	$11,692,584

(a)   The mortgage notes are payable in aggregate monthly installments of approximately $95,000 including principal and interest at rates varying from 1% to 7.5% per annum, through 2036. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnerships’ rents and leases is without further recourse.

(b) See Note 8(g) in Item 8.

The following table summarizes the Partnership’s commitments from discontinued operations as of March 15, 2008, to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$17,314,761	$9,352,939	$659,613	$761,377	$6,540,832

(a)  The mortgage notes are payable in aggregate monthly installments of approximately $65,000 including principal and interest at the rates of 1% to 12% per annum, through 2027.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership’s rents and leases is without further recourse.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Note 2 in Item 8.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on the disposal is disclosed in the Notes in Item 8.  Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

During the year ended March 15, 2008, the Partnership recorded approximately $1,050,000 as a loss on impairment of assets or reduction to estimated fair value.  Through March 15, 2008, the Partnership recorded approximately $3,760,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by Property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date.   Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 15,
	2008	2007*	2006*

Interest	$277,200	$274,267	$190,372
Other	703,832	75,922	99,035
Total other revenue	$981,032	$350,189	$289,407

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 15,
	2008	2007*	2006*

Interest	$43,641	$162,453	$183,553
Other	56,863	131,328	396,186
Total other revenue	$100,504	$293,781	$579,739
* Reclassified for comparative purposes.

Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur.  This “Fair Value Option” would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement was issue with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal year ends beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 15, 2008, 2007 and 2006 (the 2007, 2006 and 2005 Fiscal Years, respectively).

The net (loss) income for the 2007, 2006 and 2005 Fiscal Years totaled $(1,673,951), $6,013,436 (as restated) and $3,666,593, respectively.

The Partnership’s revenues continue to consist primarily of the results of the Partnership’s investment in consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Note 13 in Item 8).

2008 vs. 2007

Rental income decreased approximately 2% for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to increases in vacancies at two Local Partnerships partially offset by a rental rate increase and decrease in vacancy at one Local Partnership.

Other income increased approximately $631,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to a grant revenue received from the Department of Commerce and Economic Opportunity and an insurance reimbursement at one Local Partnership and an increase in interest income at the Partnership level resulting from the increase in proceeds from sale activities.

Total expenses, excluding general and administrative, general and administrative-related parties, repairs and maintenance, taxes and financial, remained fairly consistent with a decrease of approximately 2% for the 2007 Fiscal Year as compared to the 2006 Fiscal Year.

General and administrative expense increased approximately $426,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to withholding taxes expensed from the sale of one Local Partnership at the Partnership level and an increase in office salaries,  legal expense, auditing expense and health insurance expense at one Local Partnership.

General and administrative – related parties expenses decreased approximately $115,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to a decrease in partnership management fees resulting from the sale of properties, partially offset by an increase in expense reimbursement charges at the Partnership level.

Repairs and maintenance expense decreased approximately $804,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to a decrease in security contract, supplies and payroll costs at one Local Partnership and a decrease in maintenance contracts, payroll costs, security costs and supplies at a second Local Partnership.

Taxes expense increased approximately $93,000 for the 2007 Fiscal Year as compared to 2006 Fiscal Year, primarily due to an increase in real estate taxes as well as an adjustment for an underaccrual of 2006 taxes in the current year at one Local Partnership.

Interest expense decreased approximately $345,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to mortgage refinancing at one Local Partnership (see Note 7 in Item 8).

2007 vs. 2006

Rental income increased approximately 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to rental rate increases at the Local Partnerships.

Other income increased approximately $61,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to an increase in interest income at the Partnership level resulting from the increase in proceeds from the sale of properties.

Total expenses, excluding general and administrative – related parties and repairs, remained fairly consistent with an increase of approximately 2% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year.

General and administrative – related parties expense decreased approximately $532,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to a decrease in partnership management fees and expense reimbursement charges at the Partnership level resulting from the sale of properties.

Repairs and maintenance expense increased approximately $395,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to an increase in apartment repairs including painting, plastering and door replacements, boiler repairs and an increase in security costs at one Local Partnership, an increase in equipment and supplies expenses, maintenance contracts and payroll costs at a second Local Partnership and an increase in equipment repairs at a third Local Partnership.

Other

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

The Partnership does not have any other market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	17

	Consolidated Balance Sheets at March 15, 2008 and 2007	43

	Consolidated Statements of Operations for the Years Ended March 15, 2008, 2007 and 2006	44

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 15, 2008, 2007 and 2006	45

	Consolidated Statements of Cash Flows for the Years Ended March 15, 2008, 2007 and 2006	46

	Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus L.P. (A Delaware Limited Partnership) and Subsidiaries as of March 15, 2008 and 2007, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended March 15, 2008, 2007 and 2006 (the 2007, 2006 and 2005 Fiscal Years, respectively).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for 9 (Fiscal Year 2007), 10 (Fiscal Year 2006) and 11 (Fiscal Year 2005) subsidiary partnerships whose income (losses) aggregated $(1,205,209) (2007 Fiscal Year), $7,559,219 (2006 Fiscal Year) and $(1,341,700) (2005 Fiscal Year) and whose assets constituted 46% and 39% of the Partnership's assets at March 15, 2008 and 2007, presented in the accompanying consolidated financial statements.  The financial statements for these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus L.P. and Subsidiaries at March 15, 2008 and 2007 and the results of their operations and their cash flows for the years ended March 15, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 10, 2008

[FISHBEIN & COMPANY, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

Partners
State Street 86 Associates Limited Partnership

We have audited the accompanying balance sheets of STATE STREET 86 ASSOCIATES LIMITED PARTNERSHIP (A Limited Partnership) as of December 31, 2007 and 2006, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of State Street 86 Associates Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Fishbein & Company, P.C.
Horsham, Pennsylvania
February 21, 2008

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for a designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

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

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Grove Parc Associates Limited Partnership

We have audited the accompanying balance sheet of Grove Parc Associates Limited Partnership as of December 31, 2007, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform an audit of internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grove Parc Associates Limited Partnership as of December 31, 2007, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated April 21, 2008, on our consideration of Grove Parc Associates Limited Partnership's internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated April 21, 2008, on Grove Parc Associates Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 29 through 44 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C..
Taxpayer Identification Number:
52-1088612
Skokie, Illinois
April 21, 2008
Lead Auditor: Moarij Khan

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor we were engaged to perform an audit of internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 19, 2007, on our consideration of Grove Parc Associates Limited Partnership's internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated March 19, 2007, on Grove Parc Associates Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor we were engaged to perform, an audit of internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP as of December 31, 2006 and 2005, and the results of its operations, its changes in partners’ equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

On December 28, 2006, the Partnership sold substantially all its real and personal property for $500,000 and the assumption of substantially all its liabilities.  It is anticipated that once the remaining funds are distributed, the partnership will dissolve.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2007, on our consideration of UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 28, 2007, on UNITED-PENNSYLVANIAN LIMITED PARTNERSHIP’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that my audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lund Hill Associates as of March 31, 2005, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carter & Company
Destin, Florida
May 5, 2005

[RUBINBROWN LLP LETTERHEAD]

Independent Auditors' Report

Partners
Quality Hill Historic District –
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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 10 to the financial statements, the Partnership is trying to obtain extensions for its mortgage notes payable, and is not expected to have the operating cash flow to meet the financial obligations of its mortgage notes coming due.  This situation raises substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RubinBrown LLP
St. Louis, Missouri
February 6, 2006

[HAMILTON & MUSSER, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2005 (FINAL) and 2004, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership as of December 31, 2005 (FINAL) and 2004, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The partnership ceased operations in September 2005 as more fully explained in Note 1.

/s/ Hamilton & Musser, P.C.
Certified Public Accountants
Mechanicsburg, Pennsylvania
January 27, 2006

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Sartain School Venture

We have audited the accompanying balance sheet of Sartain School Venture as of November 9, 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture as of November 9, 2007 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sartain School Venture at December 31, 2006 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 28, 2007

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 15,
	2008	2007

Operating Assets
Property and equipment, at cost, less accumulated depreciation (Notes 2, 4, 7 and 10)	$16,109,674	$29,093,468
Cash and cash equivalents (Notes 2, 3 and 12)	7,007,120	6,046,635
Cash held in escrow (Notes 3 and 5)	2,325,637	2,940,919
Accounts receivable – tenants	116,669	208,079
Deferred costs, less accumulated amortization (Notes 2 and 6)	553,851	727,459
Other assets	595,986	2,176,261
Total operating assets	26,708,937	41,192,821
Assets from discontinued operations (Note 13)
Property and equipment held for sale, net of accumulated depreciation (Note 4)	10,588,776	5,252,734
Net assets held for sale	1,837,456	1,210,221
Total assets from discontinued operations	12,426,232	6,462,955
Total assets	$39,135,169	$47,655,776

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Operating Liabilities
Mortgage notes payable (Notes 3 and 7)	$23,188,688	$38,047,957
Accounts payable	3,988,892	4,890,335
Accrued interest payable	1,312,357	6,616,457
Security deposits payable	114,270	194,026
Due to local general partners and affiliates (Note 8)	15,546,224	16,096,222
Due to general partners and affiliates (Note 8)	2,355,472	2,724,952
Total operating liabilities	46,505,903	68,569,949
Liabilities from discontinued operations (Note 13)
Mortgage notes payable of assets held for sale (Note 7)	17,314,761	4,507,279
Net liabilities held for sale (including minority interest)	4,959,349	84,174
Total liabilities from discontinued operations	22,274,110	4,591,453
Total liabilities	68,780,013	73,161,402
Minority interests (Note 2)	(579,276)	(548,799)
Commitments and contingencies (Notes 7, 8 and 12)
Partners’ (deficit) capital
Limited partners (15,987.5 BACs issued and outstanding) (Note 1)	(33,680,498)	(29,223,352)
General partners	4,614,930	4,266,525
Total partners’ (deficit) capital	(29,065,568)	(24,956,827)
Total liabilities and partners’ (deficit) capital	$39,135,169	$47,655,776

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 15,
	2008	2007*	2006*

Operations:
Revenues
Rental income	$8,719,617	$8,893,802	$8,811,788
Other (Notes 1 and 12)	981,032	350,189	289,407
Total revenues	9,700,649	9,243,991	9,101,195
Expenses
General and administrative	2,016,480	1,590,661	1,506,281
General and administrative-related parties (Note 8)	815,057	929,854	1,461,636
Repairs and maintenance	2,526,779	3,331,131	2,936,447
Operating	1,695,036	1,704,576	1,685,027
Taxes	527,153	434,199	418,307
Insurance	500,838	464,016	434,141
Interest	2,040,650	2,385,676	2,428,675
Depreciation and amortization	1,709,039	1,816,756	1,722,262
Total expenses from operations	11,831,032	12,656,869	12,592,776
Loss from operations before minority interest	(2,130,383)	(3,412,878)	(3,491,581)
Minority interest in loss of subsidiaries from operations	2,039	7,466	5,975
Loss from operations	(2,128,344)	(3,405,412)	(3,485,606)
Discontinued Operations:
Income from discontinued operations (including minority interest and gain on sale of properties) (Note 13)	454,393	9,418,848	7,152,199
Net (loss) income	$(1,673,951)	$6,013,436	$3,666,593
Loss from operations – limited partners	$(2,107,060)	$(3,371,358)	$(3,450,750)
Income from discontinued operations (including minority interest and gain on sale of properties) – limited partners	449,849	9,324,660	7,080,677
Net (loss) income – limited partners	$(1,657,211)	$5,953,302	$3,629,927
Number of BACs outstanding	15,987.5	15,987.50	15,987.50
Loss from operations per BAC	$(131.80)	$(210.88)	$(215.84)
Income from discontinued operations (including minority interest and gain on sale of properties) per BAC	28.14	583.25	442.89
Net (loss) income per BAC	$(103.66)	$372.37	$227.05

* As reclassified for comparative purposes and restated (Note 2)
See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

	Total	Limited Partners	General Partner

Partners’ deficit – March 16, 2005	$(31,724,004)	$(30,684,345)	$(1,039,659)
Net income, year ended March 15, 2006 – as restated (Note 2)	3,666,593	3,629,927	36,666
Contribution – write-off of related party debt	40,000	0	40,000
Distributions	(5,426,305)	(5,372,042)	(54,263)
Partners’ deficit – March 15, 2006	(33,443,716)	(32,426,460)	(1,017,256)
Net income, year ended March 15, 2007	6,013,436	5,953,302	60,134
Contribution – write-off of partnership management fees related to sold properties	5,251,423	0	5,251,423
Distributions	(2,777,970)	(2,750,194)	(27,776)
Partners’ deficit – March 15, 2007	(24,956,827)	(29,223,352)	4,266,525
Net loss, year ended March 15, 2008	(1,673,951)	(1,657,211)	(16,740)
Contribution – write-off of partnership management fees related to sold properties	363,027	0	363,027
Contribution – write-off of related party debt	30,400	0	30,400
Distributions	(2,828,217)	(2,799,935)	(28,282)
Partners’ (deficit) capital – March 15, 2008	$(29,065,568)	$(33,680,498)	$4,614,930

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 15,
	2008	2007	2006*

Cash flows from operating activities:
Net (loss) income	$(1,673,951)	$6,013,436	$3,666,593
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of investments and properties	(4,168,518)	(13,589,123)	(12,812,224)
Loss on impairment of properties	1,049,629	0	2,710,000
Cancellation of indebtedness income	0	0	(68,576)
Accrued interest added to principal of mortgage note payable	233,911	212,646	244,190
Depreciation and amortization	2,372,291	4,099,372	5,649,412
Minority interest in loss (income) of subsidiaries	285,811	1,434,965	(332,292)
(Increase) decrease in assets:
Cash held in escrow	(39,563)	289,738	(286,678)
Accounts receivable - tenants	35,077	45,304	102,175
Other assets	(203,461)	83,654	254,256
Increase (decrease) in liabilities:
Accounts payable and other liabilities	(2,608,383)	1,099,785	689,952
Accrued interest payable	770,616	1,143,740	411,365
Security deposits payable	(17,693)	(14,176)	(5,739)
Due to general partners and affiliates	63,545	(47,681)	(274,228)
Total adjustments	(2,226,738)	(5,241,776)	(3,718,387)
Net cash (used in) provided by operating activities	(3,900,689)	771,660	(51,794)
Cash flows from investing activities:
Net improvements to property and equipment	(396,637)	(499,610)	(1,591,442)
(Increase) decrease in cash held in escrow	(60,955)	15,322	43,516
Proceeds from sale of investments and properties	5,056,150	19,797,480	12,628,433
Costs paid relating to sale of properties	(24,203)	(1,562,676)	(365,764)

Net cash provided by investing activities	4,574,355	17,750,516	10,714,743

Cash flows from financing activities:
Increase in deferred costs	(2,584)	(47,313)	0
Increase in due to local general partners and affiliates	839,857	711,156	3,262,378
Decrease in due to local general partners and affiliates	(1,252,747)	(970,806)	(56,117)
Decrease in due to selling partners	0	0	(1,412,272)
Repayment of mortgage notes	(421,975)	(14,247,725)	(10,128,276)
Increase (decrease) in capitalization of consolidated subsidiaries attributable to minority interest	1,031,393	(1,583,529)	2,324,747
Distributions	0	0	(5,426,305)

Net cash provided by (used in) financing activities	193,944	(16,138,217)	(11,435,845)

Net increase (decrease) in cash and cash equivalents	867,610	2,383,959	(772,896)

Cash and cash equivalents, beginning of year	6,390,501	4,006,542	4,779,438

Cash and cash equivalents, end of year**	$7,258,111	$6,390,501	$4,006,542

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$1,241,301	$3,384,998	$4,309,635

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(continued)

	Years Ended March 15,
	2008	2007	2006*

Summarized below are the components of the gain on sale of investments and properties:
Proceeds from sale of investments and properties – net	$(5,031,947)	$(18,234,804)	$(12,262,669)
Decrease in property and equipment, net of accumulated depreciation	4,659,242	29,328,469	24,067,665
Decrease in cash held in escrow	177,548	5,927,790	4,728,316
(Increase) decrease in prepaid expenses and other assets	1,743,863	(1,423,321)	129,885
Decrease in accounts receivable – tenants	36,647	122,767	288,636
Decrease in deferred costs	8,348	272,823	395,027
Decrease in mortgage notes payable	(1,863,723)	(20,713,932)	(21,979,037)
Decrease in accounts payable and other liabilities	(121,245)	(1,289,848)	(1,070,948)
Decrease in accrued interest payable	(3,613,435)	(3,344,863)	(133,168)
Decrease in security deposits payable	(31,354)	(289,677)	(200,607)
Increase (decrease) in due to general partners and affiliates	(5,828)	(7,500)	25,729
Decrease in due to local general partners and affiliate	(176,035)	(3,937,027)	(7,377,856)
Increase in capitalization of consolidated subsidiaries attributable to minority interest	49,401	0	(2,423,197)

Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of related party debt	$30,400	$0	$40,000
Contribution from write-off of partnership management fees related to sold properties	363,027	5,251,423	0
Increase in other assets – proceeds receivable from sale of partnership limited interest	0	(1,745,000)	0
Distribution payable	2,828,217	2,777,970	0

* As reclassified for comparative purposes and restated (Note 2)
**  Cash and cash equivalents, end of year, for the years ended March 15, 2008, 2007 and 2006, includes cash and cash equivalents from discontinued operations of $250,991, $343,866 and $245,660, respectively.

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

NOTE 1 - General

Liberty Tax Credit Plus L.P., a Delaware limited partnership (the “Partnership”), was organized on June 26, 1987, but had no activity until October 1, 1987 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on November 20, 1987.

The Partnership’s business is to invest as a limited partner in other limited partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit (the “Low-Income Housing Tax Credit”) enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. The Partnership had originally invested in thirty-one subsidiary partnerships.  During the fiscal year ended March 15, 2008, the Partnership has sold its limited partnership interest in one Local Partnership, the property and the related assets and liabilities of three Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership and entered into an agreement to sell its limited partnership interest in one Local Partnership.  Through the fiscal year ended March 15, 2008, the Partnership has sold its limited partnership interest in nine Local Partnerships, the properties and the related assets and liabilities of eighteen Local Partnerships transferred the deed to the property and the related assets and liabilities of one Local Partnership and has entered into an agreement to sell its limited partnership interest in one Local Partnership.  Subsequently on April 29, 2008, one Local Partnership entered into an agreement to sell its property and related assets and liabilities and the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships (see Note 15).

The general partners of the Partnership are Related Credit Properties L.P., a Delaware limited partnership (the “Related General Partner”) and Liberty Associates III L.P., a Delaware limited partnership (“Liberty Associates”, and together with the Related General Partner, the “General Partners”). The Related General Partner is also the special limited partner of the Partnership. The general partner of the Related General Partner is Credit Properties GP LLC (“Credit Properties”), a Delaware limited liability company.  The general partner of Liberty Associates is the Related General Partner.  The ultimate partner of the General Partners is Centerline Holding Company (“Centerline”).

The terms of the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and Beneficial Assignment Certificates (“BACs”) holders and 1% to the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements for the years ended March 15, 2008, 2007 and 2006 include the accounts of the Partnership and 9, 16 and 23 subsidiary partnerships, respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes, the Partnership’s fiscal year ends on March 15. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through March 15. The Partnership’s fiscal year ends on March 15 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership’s investment in each subsidiary partnership is equal to the respective subsidiary partnership’s partners’ equity less minority interest capital, if any.  Losses attributable to minority interests which exceed the minority interests’ investment in subsidiary partnerships have been charged to the Partnership.  There were no such losses for the years ended March 15, 2008, 2007 and 2006.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on the disposal is disclosed in the notes to the financial statements.  Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

During the year ended March 15, 2008, the Partnership recorded approximately $1,050,000 as a loss on impairment of assets or reduction to estimated fair value.  Through March 15, 2008, the Partnership recorded approximately $3,760,000 as an aggregate loss on impairment of assets or reduction to estimated fair value (see Note 13).

d)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date.   Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 15,
	2008	2007*	2006*

Interest	$277,200	$274,267	$190,372
Other	703,832	75,922	99,035

Total other revenue	$981,032	$350,189	$289,407

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 15,
	2008	2007*	2006*

Interest	$43,641	$162,453	$183,553
Other	56,863	131,328	396,186

Total other revenue	$100,504	$293,781	$579,739

*    Reclassified for comparative purposes.

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
MARCH 15, 2008

g)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

h)  Prior Period Adjustment

Grove Parc Associates, L.P. (“Grove Parc”)
The accompanying financial statement for the year ended March 15, 2006 were restated to correct an overstatement of interest in the computation of annual interest expense at Grove Parc.  Grove Parc executed a promissory note on March 16, 2006 to evidence the agreement reached at a prior date and was effective for all purposes as of March 1, 2004.  This promissory note bears an interest rate of 5% per annum compounded annually and is secured by the substantially all of Grove Parc’s property.  During the year ended December 31, 2006, Grove Parc made a prior period adjustment to restate the interest that was expensed at 7.39% per annum to reflect the 5% per annum interest rate retroactive to the terms of the promissory note executed on March 16, 2006.  The effects of the prior period adjustment resulted in the following changes:

Balance Sheet including discontinued:

	March 15,
	2006
	As previously Reported	As Restated

Due to local general partners and affiliates	$20,985,324	$20,415,257
Partners’ deficit	(34,013,783)	(33,443,716)

Statement of Operations including discontinued:

	Year ended March 15,
	2006
	As previously Reported	As Restated

Interest	$6,663,230	$6,319,204
Net income	3,322,567	3,666,593
Net income per BAC	205.74	227.04

i)  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur.  This “Fair Value Option” would be available on a contract by contract basis.  This statement is effective for the Partnership’s year changes occur.  This “Fair Value Option” would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not to have a material impact on the consolidated financial statements.

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
MARCH 15, 2008

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership’s mortgage notes payable from operations are as follows:

	March 15, 2008		March 15, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$5,334,892	$5,334,892	$6,145,494	$6,145,494
Not practicable	$17,853,796	*	$31,902,463	*

The estimated fair values of the Partnership’s mortgage notes payable from discontinued operations are as follows:

	March 15, 2008		March 15, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$755,633	$755,633	$0	$0
Not practicable	$16,559,128	*	$4,507,279	*

*     Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment from operations are as follows:

	March 15,		Estimated Useful Lives (Years)
	2008	2007

Land	$2,196,401	$2,864,994	-
Buildings and improvements	41,566,523	67,206,427	15 to 40
Other	1,540,350	1,807,554	3 to 20
	45,303,274	71,878,975
Less: Accumulated depreciation	(29,193,600)	(42,785,507)

	$16,109,674	$29,093,468

The initial cost to the Partnership, as shown on Schedule III in Item 15, includes $6,859,371 of acquisition fees paid to the General Partners, $809,661 of acquisition expenses and $2,870,719 of capitalized interest.

In connection with the development or rehabilitation of the Properties, the subsidiary partnerships have incurred developer’s fees of $23,360,275 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 15, 2008, 2007 and 2006 amounted to $1,688,557, $1,649,954 and $1,682,266, respectively.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

During the year ended March 15, 2008, the Partnership’s property decreased by approximately $26,600,000 as a result of sales and reclassification to discontinued operations (see Notes 10 and 13).

The components of property and equipment held for sale from discontinued operations are as follows:

	March 15,		Estimated Useful Lives (Years)
	2008	2007

Land	$1,349,183	$841,230	-
Buildings and improvements	27,163,918	14,002,020	15 to 40
Other	217,526	14,487	3 to 20
	28,730,627	14,857,737
Less: Accumulated depreciation	(18,141,851)	(9,605,003)

	$10,588,776	$5,252,734

Depreciation expense for the discontinued property and equipment for the years ended March 15, 2008, 2007 and 2006 amounted to $646,961, $1,949,595 and $3,866,641, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 15,
	2008	2007

Real estate taxes, insurance, and other	$438,311	$646,280
Reserve for replacements	1,765,967	2,093,186
Other	121,359	201,453

	$2,325,637	$2,940,919

Cash held in escrow included in the discontinued assets consists of the following:

	March 15,
	2008	2007

Real estate taxes, insurance, and other	$281,081	$30,447
Reserve for replacements	906,882	651,790
Other	72,623	40,097

	$1,260,586	$722,334

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operations are as follows:

	March 15,		Period (Months)
	2008	2007

Deferred costs, primarily financing expenses	$680,411	$1,153,898	**
Less: Accumulated amortization	(126,560)	(426,439)

	$553,851	$727,459

** Over the life of the respective mortgages.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

Amortization of deferred costs for the years ended March 15, 2008, 2007 and 2006 amounted to $20,482, $166,802 and $39,996, respectively.

During the years ended March 15, 2008 and 2007, there were decreases in deferred costs of $26,756 and $1,114,878, and net decreases in accumulated amortization of $18,408 and $842,055, respectively, due to write-offs, sales, and reclasses into discontinued operations.

The discontinued assets components of other deferred costs and their periods of amortization are as follows:

	March 15,		Period (Months)
	2008	2007

Financing expenses	$498,101	$48,786	**
Less: Accumulated amortization	(324,585)	(6,341)

	$173,516	$42,445

** Over the life of the respective mortgages.

Amortization of deferred costs in the discontinued assets for the years ended March 15, 2008, 2007 and 2006 amounted to $16,291 $333,021 and $60,509, respectively.

NOTE 7 - Mortgage Notes Payable

The mortgage notes from operations are payable in aggregate monthly installments of approximately $95,000 including principal and interest at rates varying from 1% to 7.5% per annum, through 2036. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership’s rents and leases and is without further recourse.

Annual principal payment requirements as of March 15, 2008 for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending	Amount

2008	$11,385,917
2009	24,593
2010	26,465
2011	28,480
2012	30,649
Thereafter	11,692,584

$23,188,688

Accrued interest payable at March 15, 2008 and 2007 was approximately $1,312,000 and $6,616,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

Grove Parc’s first mortgage note, dated December 1, 2000 in the original amount of $12,000,000, bearing interest at 7.45% per annum and monthly installments of $80,481, matures on January 1, 2036.  The note is collateralized by real estate held for lease and an assignment of rents and leases.  The mortgage is insured under Section 207 pursuant to Section 223(f) of the National Housing Act.  At December 31, 2007, Grove Parc was not current with its first mortgage as it was one month behind on its scheduled payment.  The mortgage was in technical default and on March 11, 2008 the mortgagee assigned the mortgage to HUD pursuant to the applicable FHA insurance (see Note 12).

The mortgage notes from discontinued operations are payable in aggregate monthly installments of approximately $65,000 including principal and interest at the rates of 1 to 12% per annum, through 2027.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership’s rents and leases is without further recourse.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

Annual principal payment requirements as of March 15, 2008 for each of the next five fiscal years and thereafter for the discontinuing liabilities are as follows:

Fiscal Year Ending	Amount

2008	$9,352,939
2009	317,991
2010	341,622
2011	367,030
2012	394,347
Thereafter	6,540,832

$17,314,761

Accrued interest payable for the discontinued liabilities at March 15, 2008 and 2007 was approximately $2,518,000 and $57,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

During 2005, Quality Hill entered into negotiations with both the Hall Family Foundation of Kansas (“Foundation”) and Kansas City Downtown Minority Development Corporation (“DMDC”) to extend the maturity dates of the notes payable to December 2006 which were due in full in December 2005.  During 2007, the Foundation extended the maturity date of its note to March 31, 2008 under the assumption that Quality Hill is actively seeking a buyer.  Quality Hill is in negotiations with DMDC to extend the note.  As of December 31, 2007, the combined balance of the Foundation notes of $2,573,019 and the DMDC notes of $735,000 is included as a current liability in mortgage notes payable.  On February 6, 2008, the property and the related assets and liabilities of Quality Hill were sold (see Note 10).

Magnolia Arms Associates, LTD (“Magnolia Arms”) has not made its mortgage payments since August 2005 due to operating deficits and was  in default on its mortgage.  The mortgagee can take possession of the Property and other collateralized assets, collect the rents directly from the tenants and foreclose on the Property.  As of December 31, 2007, the mortgage balance of approximately $5,749,000 has been shown as currently due.  On March 5, 2008, the deed to the property and related assets and liabilities was transferred to an unaffiliated third party in lieu of foreclosure (see Note 10).

See Notes 10 and 12 for other subsidiary partnerships’ financing activities.

NOTE 8 - Related Party Transactions

An affiliate of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the years ended March 15, 2008, 2007 and 2006 were as follows:

Related Party Fees – operations

	Years Ended March 15,
	2008	2007*	2006*

Partnership management fees (a)	$385,625	$544,199	$835,250
Expense reimbursement (b)	202,398	161,811	404,642
Local administrative fee (d)	5,000	5,000	5,000
Total general and administrative-General Partners	593,023	711,010	1,244,892
Property management fees incurred to affiliates of the Local General Partners (c)	222,034	218,844	216,744

Total general and administrative-related parties	$815,057	$929,854	$1,461,636

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

Related Party Fees – discontinued operations

	Years Ended March 15,
	2008	2007*	2006*

Local administrative fee (d)	$22,721	$7,500	$20,771
Total general and administrative-General Partners	22,721	7,500	20,771
Property management fees incurred to affiliates of the Local General Partners (c)	298,179	486,978	586,366

Total general and administrative-related parties	$320,900	$494,478	$607,137

* Reclassified for comparative purposes.

(a)  The General Partners are entitled to receive a Partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”)) for administering the affairs of the Partnership.  The Partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  During the year ended March 31, 2008 and 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote it off in the amount of approximately $363,000 and $5,251,000, respectively, resulting in a non-cash General Partner contribution of the same amount.  Partnership management fees owed to the General Partners amounting to approximately $2,172,000 and $2,574,000 were accrued and unpaid as of March 15, 2008 and 2007, respectively.

(b)  The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $84,000 and $35,000 were accrued and unpaid as of March 15, 2008 and 2007, respectively.

The General Partners have allowed for the accrual without payment of the amounts set forth in (a) and (b) but are under no obligation to continue to do so.

(c)  Property management fees incurred by subsidiary partnerships in operations amounted to $765,615, $1,153,623 and $1,370,964 for the years ended March 15, 2008, 2007 and 2006, respectively.  Of these fees $520,213, $705,822 and $803,110 were incurred to affiliates of the general partners of the Local Partnership (the “Local General Partners”), which includes $298,179, $486,978 and $586,366 of fees relating to discontinued operations.

(d)  Liberty Associates III L.P., the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(e)  Liberty Associates III L.P. received cash distributions of approximately $4,000 $8,000 and $10,000 during the years ended March 15, 2008, 2007 and 2006, respectively.

(f)  Due to local general partners and affiliates at March 15, 2008 and 2007 consists of the following:

	March 15,
	2008	2007

Operating advances	$21,408	$80,454
Development fee payable	0	16,058
Residual loan payable	52,500	52,500
Interest	2,677,452	1,954,517
Long-term notes payable (g)	12,689,670	12,689,670
Management and other fees	105,194	1,312,023

	$15,546,224	$16,096,222

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

Due to local general partners and affiliates at March 15, 2008 and 2007, included in the discontinued liabilities, consists of the following:

	March 15,
	2008	2007

Operating advances	$6,419	$57,314
Management and other fees	77,012	65,044

	$83,431	$122,358

(g)  Long-term notes payable consist of the following:

	March 15,
	2008	2007

Grove Parc Associates L.P. The promissory note bears an interest rate of 5% per annum compounded annually and is secured by the substantially all property of the Partnership. The entire loan balance is due, including principal and interest, and payable in full on April 1, 2010, or is immediately due and payable upon refinancing or sale of the project. Interest expense for the years ended March 15, 2008 and 2007 amounted to approximately $718,000 and $684,000 respectively.	$12,550,000	$12,550,000

B & C Housing This promissory note bears interest on the unpaid principal balance at the prime rate plus 2% per annum payable along with principal as and when permitted by the partnership agreement and payable only from surplus cash. Interest expense for the years ended March 15, 2008 and 2007 was approximately $14,000 for both years.	139,670	139,670

	$12,689,670	$12,689,670

NOTE 9 – Taxable Net Income

A reconciliation of the financial statement net income (loss) to the taxable net income (loss) for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended March 15,
	2008	2007	2006*

Financial statement
Net (loss) income	$(1,673,951)	$6,013,436	$3,666,593
Difference between depreciation and amortization expense recorded for financial reporting purposes and the accelerated cost recovery system utilized for income tax purposes	(144,695)	(883,527)	(544,756)
Difference resulting from parent company having a different fiscal year for income tax and financial reporting purposes	(126,215)	(68,333)	255,425
Difference between gain on sale of properties for financial reporting purposes and gain on sale for income tax purposes	732,594	(5,580,853)	(6,202,175)
Loss on impairment of fixed assets deducted for financial reporting purposes but not for tax purposes	1,049,629	0	2,710,000
Loss allocated to minority interest for income tax purposes	0	0	303,880
Difference resulting from forgiveness of related party debt considered a General Partner contribution for financial reporting purposes and income for tax purposes	363,027	5,251,423	0
Differences resulting principally from rental income recognized for income tax purposes and deferred for financial reporting purposes and interest and other operating expenses deducted for financial reporting purposes not deducted for income tax purposes	1,531,233	1,294,287	711,848
Prior period adjustments	0	0	(344,026)
Net income as shown on the income tax return for the calendar year ended	$1,731,622	$6,026,433	$556,789

*	As restated (Note 2)

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

NOTE 10 – Sale of Properties

The Partnership is currently in the process of disposing of its investments.  As of March 15, 2008, the Partnership has disposed of twenty-seven of its thirty-one original investments and has entered into an agreement to sell its limited partnership interest in one Local Partnership.  Subsequently, on April 29, 2008, one Local Partnership has entered into an agreement to sell its property and related assets and liabilities and the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships (see Item 8, Note 15).

On March 5, 2008, Magnolia Arms Associates, Ltd. (“Magnolia”) transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure.  The transfer of assets of approximately $2,229,000 and liabilities of $7,169,000 will result in a gain of approximately $4,916,000, which will be recognized during the quarter ended June 30, 2008.  As of the transfer date, Magnolia had property and equipment, at cost, of approximately $8,696,000, accumulated depreciation of approximately $6,696,000 and mortgage debt of approximately $5,749,000.

On February 6, 2008, the property and the related assets and liabilities of Quality Hill Historic District – Phase II – A, L.P. (“Quality Hill”) were sold to an unaffiliated third party purchaser for a sales price of $3,275,000.  The Partnership received $375,000 as a distribution from this sale after the repayment of other liabilities, closing cost and distribution to minority interest of approximately $2,900,000.  The sale will result in a gain of approximately $2,048,000, which will be recognized during the quarter ended June 30, 2008.

On January 29, 2008, the property and the related assets and liabilities of Greenleaf Associates, L.P. (“Greenleaf”) were sold to an unaffiliated third party purchaser for a sales price of $5,084,177.  The Partnership received $169,291 as a distribution from this sale after the repayment of other liabilities, closing cost and distribution to minority interest of approximately $4,915,000.  The sale will result in a gain of approximately $1,733,000, which will be recognized during the quarter ended June 30, 2008.

On December 28, 2007, the Partnership sold its limited partnership interest in Sartain School Venture, L.P. (“Sartain”) to the Local General Partner for a sales price of $14,600.  The Partnership received no proceeds from this sale.  The sale resulted in a gain of approximately $3,474,000, resulting from the write-off of the deficit basis in property at the date of sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $30,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 11, 2007, the property and the related assets and liabilities of Charles Drew Court Associates, L.P. (“Charles Drew”) were sold to an unaffiliated third party purchaser for a sales price of $3,435,000.  The Partnership received $3,144,463 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interest of approximately $290,537.  The sale resulted in a loss of approximately $24,000, resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended June 15, 2007.  An adjustment of approximately $853,000 in gain was recorded during the quarter ended March 15, 2008, resulting in an overall gain of approximately $830,000.

On December 29, 2006, the property and the related assets and liabilities of United-Pennsylvanian, L.P. (“United Penn”) were sold to an unaffiliated third party purchaser for a sales price of $500,000 plus the assumption of the mortgage debt.  The Partnership received $217,227 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $283,000.  The sale resulted in a gain of approximately $2,225,000, resulting from the write-off of the deficit basis in the property at the date of the sale, which was recorded during the quarter ended March 15, 2007.  Adjustments to the gain of approximately $21,000 and $(33,000) were recorded during the quarters ended September 15, 2007 and March 15, 2008, respectively, resulting in an overall gain of approximately $2,191,000.

On October 1, 2006, the Partnership sold its limited partnership interest in Shiloh Grove Limited Partnership (“Shiloh Grove”) to the Local General Partner for a sales price of $149,990.  The Partnership received proceeds of $49,990 on October 3, 2006 and additional payments of proceeds totaling $50,000 through March 15, 2008.  The remaining $50,000 is to be paid in guaranteed payments payable on certain dates through April 1, 2008 and is included in other assets at March 15, 2008.  The sale resulted in a gain of approximately $2,859,000 as a result of the write-off of the deficit basis in the property of approximately $2,709,000 at the time of the sale, and the $149,990 cash and guaranteed payments receivable from the sale.

On August 31, 2006, the Partnership sold its limited partnership interest in Alameda Towers Associates, L.P. (“Alameda Towers”) to the Local General Partner for a sales price of $2,092,490.  The Partnership received proceeds of $92,490 on September 5, 2006 and additional payments of proceeds totaling $2,000,000 through March 15, 2008.  The sale resulted in a loss of approximately $7,000, resulting from the write-off of the basis in the property of approximately $2,099,000 and the $2,092,490 cash and guaranteed payments receivable from the sale, which was recorded during the quarter ended December 15, 2006.  Adjustments to the loss of approximately $(26,000) and $(74,000) were recorded during the quarter ended March 15, 2007 and March 31, 2008, respectively, resulting in an overall loss of approximately $107,000.

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wycoff Housing Associates, L.P. (“Willoughby”) were sold to an unaffiliated third party purchaser for a sales price of $4,800,000.  There were no distributions from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,800,000.  The sale resulted in a gain of approximately $2,785,000, resulting from the write-off of the deficit basis in the property at the date of the sale, which was recorded during the quarter ended September 15, 2006.  The gain was adjusted by approximately $756,000 in loss, which was recorded during the quarter ended March 15, 2007, resulting in an overall gain of approximately $2,029,000.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

On May 1, 2006, the property and the related assets and liabilities of Grand Concourse Housing Associates, L.P. (“Grand Concourse”) were sold to an unaffiliated third party purchaser for a sales price of $4,937,500.  The Partnership received $797,203 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $4,140,000.  The sale resulted in a gain of approximately $2,104,000, resulting from the write-off of the deficit basis in the property at the date of the sale, which was recorded during the quarter ended September 15, 2006.  Adjustments to the gain of approximately $383,000 and $(5,000) were recorded during the quarters ended March 15, 2007 and March 15, 2008, respectively, resulting in an overall gain of approximately $2,482,000.

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. (“Concourse Artists”) were sold to an unaffiliated third party purchaser for a sales price of $1,797,500.  The Partnership received $278,553 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $1,519,000.  The sale resulted in a gain of approximately $672,000, resulting from the write-off of the deficit basis in the property at the date of the sale which was recorded during the quarter ended September 15, 2006.  An adjustment to the gain of approximately $28,000 was recorded during the quarters ended March 15, 2007, resulting in an overall gain of approximately $676,000.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. (“Robin Housing”) were sold to an unaffiliated third party purchaser for a sales price of $7,265,000.  The Partnership received $1,743,907 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $5,521,000.  The sale resulted in a gain of approximately $3,115,000, resulting from the write-off of the deficit basis in the property at the date of the sale which was recorded during the quarter ended September 15, 2006.  Adjustments to the gain of approximately $219,000 and $(24,000) were recorded during the quarters ended March 15, 2007 and March 15, 2008, respectively, resulting in an overall gain of approximately $3,334,000.

On September 15, 2005, the Partnership sold its limited partnership interest in Bayridge Associates, L.P. (“Bayridge”) to the Local General Partner for a sales price of $1,125,000.  The Partnership received proceeds of $1,113,587 from this sale after payment of closing costs of approximately $11,000.  The sale resulted in a gain of approximately $5,821,000, resulting from the write-off of the deficit basis in the property of approximately $4,707,000 at the date of the sale and the $1,113,587 cash received from the sale.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. (“Penn Alto”) were sold to an unaffiliated third party purchaser for a sales price of $1,625,000.  The proceeds were used for repayment of mortgages, other liabilities and closing costs of approximately $1,625,000.  During the quarter ended September 15, 2005, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $850,000.  The sale resulted in a gain of approximately $127,000 resulting from the write-off of the basis in the property at the date of the sale.  An adjustment to the gain of approximately ($190,000) was recorded during the quarter ended March 15, 2006, resulting in an overall loss of approximately $63,000.  The sale resulted in the liquidation of Penn Alto.

On June 8, 2005, the Partnership sold its limited partnership interest in Fox Glenn Investors, L.P. (“Fox Glenn”) to the Local General Partner for a sales price of $1,400,000.  The Partnership received proceeds of $200,000 and a note receivable for $1,200,000, which was paid in full on February 9, 2006, from this sale.  The sale resulted in a gain of approximately $3,098,000, resulting from the write-off of the deficit basis in the property at the date of the sale of approximately $1,698,000 and the $1,400,000 cash received from the sale.

On June 2, 2005, the Partnership sold its limited partnership interest in Lancaster Towers Associates, LTD (“Lancaster”) to an affiliate of the Local General Partner for a sales price of $449,750.  The Partnership received proceeds of $445,500 from this sale after the payment of closing costs of approximately $4,000 from the sales price.  During the quarter ended June 15, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,860,000.  The sale resulted in a loss of approximately $309,000, resulting from the write-off of the deficit basis in the property at the date of the sale.

On March 29, 2005, the property and the related assets and liabilities of Regent Street Associates, L.P. (“Regent Street”) were sold to an unaffiliated third party purchaser for the assumption of the outstanding debt plus an incentive payment of $100,000.  The Partnership received $100,000 from this transaction.  The sale originally resulted in a gain of approximately $1,436,000, resulting from the write-off of the deficit basis in the property of approximately $1,336,000 and the $100,000 cash received from the sale.  An adjustment to the gain of approximately $206,000 was recognized during the quarter ended March 15, 2006, resulting in an overall gain of $1,230,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $150,000 resulting from the write-off of payables owed to the Local General Partner and a non-cash contribution from the special limited partner of approximately $40,000 resulting from the write-off of payables owed to the special limited partner.  The sale resulted in the liquidation of Regent Street.

On February 17, 2005, the Partnership’s limited partnership interest in Redwood Villa Associates (“Redwood”) was sold to the Local General Partner for a sales price of $60,000.  The Partnership received proceeds of $59,400 from this sale.  The sale resulted in a gain of approximately $1,749,000, resulting from the write-off of the deficit basis in the property of approximately $1,690,000 and the $59,400 cash received from the sale.

On January 5, 2005, the property and the related assets and liabilities of Lund Hill Associates, L.P. (“Lund Hill”) were sold to an unaffiliated thirty party purchaser for a sales price of $6,500,000.  The Partnership received approximately $3,225,485 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interest of approximately $3,276,000.  The sale resulted in a gain of approximately $1,345,000 resulting from the write-off of the deficit basis in the property.  The sale resulted in the liquidation of Lund Hill.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

NOTE 11 – Asset Held for Sale

On April 26, 2007, the Partnership entered into an agreement to sell its limited partnership interest in West Kinney Associates, L.P. (“West Kinney") to an affiliate of the Local General Partner for a sales price of $600,000 and the assumption of the outstanding mortgages and related accrued interest which amounted to approximately $4,475,000 on September 30, 2007.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  West Kinney has been classified as an asset held for sale as of the quarter ended June 15, 2007.  As of March 15, 2008, West Kinney had property and equipment, at cost, of approximately $7,187,000, accumulated depreciation of approximately $4,465,000 and mortgage debt of approximately $3,016,000.

NOTE 12 – Commitments and Contingencies

a)  Lease Commitment

None

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  As of March 15, 2008, uninsured cash and cash equivalents approximated $7,250,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or HUD.  Such cash distributions are typically made from surplus cash flow.

d)  Tax Credits

A portion of the Tax Credits could be subject to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of the Local Partnership property or (iii) there is a reduction in the Local Partnership interest in the property at any time during the 15-year period (the “Compliance Period”) that began with the first tax year of the period of the Partnership’s entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service is referred to herein as the “Tax Credit Period”).  As of December 31, 2003, the Tax Credit Period for each Local Partnership had expired.  The Compliance Periods continue through December 31, 2008 with respect to the Properties depending upon when the Tax Credit Periods commenced.

e)  Other

Greenleaf Associates, L.P. (“Greenleaf”)
A former tenant brought suit against Greenleaf’s on-site manager for damages of $100,000.  An amended complaint does not specify an amount of damages.  The former tenant claims violation of the 14th Amendment, false arrest, obstruction of justice and civil conspiracy.  On March 26, 2008, Greenleaf’s motion to dismiss the case was granted by the court.  Greenleaf was sold on January 29, 2008 (see Note 13).

State Street 86 Associates, L.P. (“State Street”)
The Camden Redevelopment Agency has designated the Cramer Hill Waterfront Redevelopment Agency as a possible future redevelopment project.  This area includes Centennial Village, a 200-unit apartment project that State Street owns and operates.  There have been various lawsuits involving this redevelopment at this time.  Subsequently on April 29, 2008, State Street entered into a purchase and sale agreement to sell its property and related assets and liabilities (see Note 15).

Grove Parc Associates, L.P. (“Grove Parc”)
Grove Parc has experienced significant cash flow difficulties.  Grove Parc withdrew $431,716 from the replacement reserve of which $303,081 was used to pay operating expenses incurred by the Property.  Grove Parc has taken measures to improve the operations.  If these measures are not successful and the reserves are further depleted and the Local General Partner does not fund the operating deficits, Grove Parc may face foreclosure action which could result in the loss of tax benefits.   The mortgage was in technical default and on March 11, 2008 the mortgagee assigned the mortgage to HUD pursuant to the applicable FHA insurance. Grove Parc is in the process of selling the property with HUD approval.  Subsequently on April 11, 2008, the Partnership entered into an agreement to sell its limited partnership interest in Grove Parc (see Note 15).  As of June 10, 2008, the transaction is still in the process of obtaining HUD approval for a transfer of physical assets.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of March 15, 2008, there are three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 13 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of March 15, 2008, Magnolia, Greenleaf, Quality Hill and West Kinney were classified as discontinued operations on the consolidated balance sheets.  As of March 15, 2007, Alameda Towers, Concourse Artists, Charles Drew, Grand Concourse, Greenleaf, Robin Housing, Shiloh Grove, United Penn and Willoughby were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

	March 15, 2008	March 15, 2007

Assets
Property and equipment, net of accumulated depreciation of $18,141,851 and $9,605,003, respectively	$10,588,776	$5,252,734
Cash and cash equivalents	250,991	343,866
Cash held in escrow	1,260,586	722,334
Deferred costs, net of accumulated amortization of $324,585 and $6,341, respectively	173,516	42,445
Due from general partners and affiliates	0	8,772
Other assets	152,363	92,804
Total assets	$12,426,232	$6,462,955

Liabilities
Mortgage notes payable	$17,314,761	$4,507,279
Accounts payable and other liabilities	3,684,320	192,298
Due to local general partners and affiliates	83,431	122,358
Due to general partners and affiliates	24,998	0
Minority interest	1,166,600	(230,482)
Total liabilities	$22,274,110	$4,591,453

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 15, 2008, Charles Drew, Greenleaf, Magnolia, Sartain and Quality Hill, which were sold during current year, and West Kinney, which was classified as an asset held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the year ended March 15, 2007, Alameda, Concourse Artists, Grand Concourse, Robin Housing, Shiloh Grove, United Penn and Willoughby, which were sold during the year, and Charles Drew, Greenleaf, Quality Hill, Magnolia, Sartain and West Kinney, in order to present comparable results to the year ended March 31, 2008, were all classified as discontinued operations in the consolidated financial statements.  For the year ended March 15, 2006, Bayridge, Fox Glenn, Lancaster, Lund Hill, Penn Alto, Redwood and Regent Street, which were sold during the year, and Magnolia, Sartain, Charles Drew, Greenleaf, Quality Hill, West Kinney, Alameda, Concourse Artists, Grand Concourse, Robin Housing, Shiloh Grove, United Penn and Willoughby, in order to present comparable results to the year ended March 15, 2008, were all classified as discontinued operations in the consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

Consolidated Statements of Discontinued Operations:

	Years Ended March 15,
	2008	2007*	2006*

Revenues

Rental income	$3,576,564	$9,850,681	$15,654,043
Other (Note 2)	100,504	293,781	579,739
Gain on sale of investments and properties (Note 10)	4,168,518	13,589,123	12,812,223
Total revenue	7,845,586	23,733,585	29,046,005

Expenses

General and administrative	1,350,866	2,310,531	3,444,109
General and administrative-related parties (Note 8)	320,900	494,478	607,137
Repairs and maintenance	1,181,737	2,484,733	3,561,548
Operating	644,823	1,422,486	2,359,952
Taxes	263,798	526,324	764,402
Insurance	338,584	792,467	955,297
Interest	1,289,754	2,558,671	3,890,529
Depreciation and amortization	663,252	2,282,616	3,927,150
Loss on impairment of fixed assets	1,049,629	0	2,710,000

Total expenses	7,103,343	12,872,306	22,220,124

Income before minority interest	742,243	10,861,279	6,825,881
Minority interest in (income) loss of subsidiaries from discontinued operations	(287,850)	(1,442,431)	326,318
Net income from discontinued operations (including gain on sale of properties)	$454,393	$9,418,848	$7,152,199

Income – limited partners from discontinued operations (including gain on sale of properties)	$449,849	$9,324,660	$7,080,677

Number of BACs outstanding	15,987.5	15,987.5	15,987.5

Income discontinued operations (including gain on sale of properties) per BAC	$28.14	$583.25	$442.89

*    Reclassified for comparative purposes.

	Years Ended March 15,
	2008	2007*	2006*

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	$(2,615,327)	$685,600	$11,914,608
Net cash provided by investing activities	$6,325,942	$17,774,456	$10,732,724
Net cash used in financing activities	$(1,550,817)	$(12,321,257)	$(16,744,213)

*    Reclassified for comparative purposes.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

NOTE 14 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 15, 2008 and 2007.  The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).

	Quarter Ended
OPERATIONS	June 15, 2007	September 15, 2007	December 15, 2007	March 15, 2008

Revenues	$2,352,288	$2,203,592	$2,234,287	$2,910,482

Operating expenses	(3,099,023)	(2,452,881)	(3,157,739)	(3,121,389)

Loss from operations before minority interest	(746,735)	(249,289)	(923,452)	(210,907)

Minority interest in loss of subsidiaries from operations	550	551	1,469	(531)

Loss from operations	(746,185)	(248,738)	(921,983)	(211,438)

(Loss) income from discontinued operations (including gain on sale of properties and minority interest)	(890,248)	(322,541)	(353,126)	2,020,308

Net (loss) income	$(1,636,433)	$(571,279)	$(1,275,109)	$1,808,870

Net (loss) income– limited partnership	$(1,620,069)	$(565,566)	$(1,262,358)	$1,790,782

Net loss per weighted average BAC from operations	$(46.21)	$(15.41)	$(57.09)	$(13.09)

Net (loss) income per weighted average BAC from discontinued operations	(55.12)	(19.97)	(21.87)	125.10

Net (loss) income per weighted average BAC	$(101.33)	$(35.38)	$(78.96)	$112.01

	Quarter Ended
OPERATIONS	June 15, 2006*	September 15, 2006*	December 15, 2006*	March 15, 2007*

Revenues	$2,237,127	$2,363,722	$2,310,611	$2,332,531

Operating expenses	(3,288,392)	(2,932,977)	(3,255,594)	(3,179,906)

Loss from operations before minority interest	(1,051,265)	(569,255)	(944,983)	(847,375)

Minority interest in loss of subsidiaries from operations	1,022	844	2,715	2,885

Loss from operations	(1,050,243)	(568,411)	(942,268)	(844,490)

(Loss) income from discontinued operations (including gain on sale of properties and minority interest)	(1,035,141)	6,602,156	2,352,919	1,498,914

Net (loss) income	$(2,085,384)	$6,033,745	$1,410,651	$654,424

Net (loss) income – limited partnership	$(2,064,530)	$5,973,408	$1,396,544	$647,880

Net loss per weighted average BAC from operations	$(65.03)	$(35.20)	$(58.35)	$(52.30)

Net (loss) income per weighted average BAC from discontinued operations	(64.10)	408.83	145.70	92.82

Net (loss) income per weighted average BAC	$(129.13)	$373.63	$87.35	$40.52

* As reclassified for comparative purposes and restated (Note 2)

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 15, 2008

NOTE 15 – Subsequent Event

On April 29, 2008, State Street 86 Associates, L.P. (“State Street”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,500,000 plus the assumption of the mortgage debt.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The closing is expected to occur in the fourth quarter of 2008.  No assurance can be given that the sale will actually occur.  As of December 31, 2007, State Street had property and equipment, at cost, of approximately $13,923,000, accumulated depreciation of approximately $10,219,000 and mortgage debt of approximately $5,335,000.

On April 11, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Grove Parc Associates, L.P. (“Grove Parc”) to an affiliate of the Local General Partner for a sales price of $10,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The sale requires HUD approval.  At this time, the Partnership cannot determine when or if HUD will grant its approval.  As of December 31, 2007, Grove Parc had property and equipment, at cost, of approximately $21,965,000, accumulated depreciation of approximately $12,986,000 and mortgage debt of approximately $11,363,000.

On April 10, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in B & C Housing Associates, L.P. (“B & C Housing”) to an affiliate of the Local General Partner for a sales price of $75,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The sale requires HUD approval.  At this time, the Partnership cannot determine when or if HUD will grant its approval.  As of December 31, 2007, B & C Housing had property and equipment, at cost, of approximately $9,272,000, accumulated depreciation of approximately $5,921,000 and mortgage debt of approximately $6,491,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties, L.P. and Liberty Associates III, L.P., the general partners of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission.  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the framework in Internal Control-Integrated Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of the end of the period covered by this report, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (3) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s evaluation of effectiveness of internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 15, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The Partnership has no directors or officers. The Partnership’s affairs are managed and controlled by the General Partners. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the ultimate parent of the General Partner, Centerline Holding Company (“Centerline”) (which had been known as CharterMac until April 2007), has adopted a code of ethics.  See http://www.Centerline.com.

Certain information concerning the executive officers of Credit Properties GP LLC, the general partner of the Related General Partner (which, in turn, is the general partner of Liberty Associates), who may be deemed executive officers of the Partnership is set forth below.

Credit Properties GP LLC

Name	Position

Robert L. Levy	Chief Financial Officer
Andrew J. Weil	President, Chief Executive Officer

ROBERT L. LEVY, 42, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company (“AMAC”), a publicly traded real estate investment trust managed by an affiliate of Centerline Capital.  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 37, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The general partnership interests in the Partnership are owned as follows:

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Credit Properties L.P. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution- directly owned	98%

General Partnership Interest in the Partnership	Liberty Associates III L.P. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution- directly owned	2%

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

Item 14.  Principal Accounting Fees and Services

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 15, 2008 and 2007 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $65,400 and $79,900, respectively.

Audit Related Fees
None

Tax Fees
The aggregate fees billed by Weiser LLP  and its affiliates for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2007 and 2006 were approximately $8,600 for both years.

All Other Fees
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	17

	Consolidated Balance Sheets at March 15, 2008 and 2007	43

	Consolidated Statements of Operations for the Years Ended March 15, 2008, 2007 and 2006	44

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 15, 2008, 2007 and 2006	45

	Consolidated Statements of Cash Flows for the Years Ended March 15, 2008, 2007 and 2006	46

	Notes to Consolidated Financial Statements	48

(a) 2.	Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	74

	Schedule I – Condensed Financial Information of Registrant	75

	Schedule III – Real Estate and Accumulated Depreciation	78

	All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

(a) 3.	Exhibits

(3A)	Limited Partnership Agreement of Liberty Tax Credit Plus L.P. dated October 9, 1987 **

(3B)	Form of Amended and Restated Agreement of Partnership of Liberty Tax Credit Plus L.P. (attached to Prospectus as Exhibit A) **

(3C)	Certificate of Limited Partnership of Liberty Tax Credit Plus L.P., together with amendments filed September 14, 1987 and October 8, 1987 **

(10A)	Form of Subscription Agreement (attached to Prospectus as Exhibit B) **

(10B)	Form of Purchase Agreement for purchase of Local Partnership Interests **

(10C)	Form of Local Partnership Agreement **

Item 15.	Exhibits, Financial Statement Schedules (continued)
		Sequential Page

(21)	Subsidiaries of the Registrant - the Local Partnerships set forth in Item 2 may be considered subsidiaries of the Registrant.	68

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	71

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	72

(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)	73

**	Incorporated herein as an exhibit by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus L.P.’s Registration Statement on Form S-11, file No. 33-15479

(b)	Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

	B & C Housing Associates, L.P.	OK
	State Street 86 Associates, L.P.	DE
	West Kinney Associates, L.P.	NJ
	Grove Parc Associates, L.P. (Woodlawn)	IL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES L.P.,
a General Partner

			By:	Credit Properties GP LLC,
its General Partner

Date:	June 12, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer

Date:	June 12, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

		By:	LIBERTY ASSOCIATES III, L.P.,
a General Partner

			By:	Related Credit Properties L.P.,
its General Partner

				By:	Credit Properties GP LLC
its General Partner

Date:	June 12, 2008
					By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer,
Principal Accounting Officer

Date:	June 12, 2008
					By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy Robert L. Levy

Chief Financial Officer (principal financial officer and principal accounting officer) of Related Credit Properties L.P. (a General Partner of registrant) which is also the general partner of Liberty Associates III, L.P. (a General Partner of registrant)
June 12, 2008

/s/ Andrew J. Weil Andrew J. Weil

President, Chief Executive Officer (principal executive officer) of Related Credit Properties L.P. (a General Partner of registrant) which is also the general partner of Liberty Associates III, L.P. (a General Partner of registrant)
June 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Liberty Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus L.P. and subsidiaries included in the Form 10-K as presented in our opinion dated June 10, 2008 on page 17 and based on the reports of other auditors, we have also audited supporting Schedule I for the 2007, 2006 and 2005 Fiscal Years and Schedule III at March 15, 2008.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 10, 2008

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships):

LIBERTY TAX CREDIT PLUS L.P.
CONDENSED BALANCE SHEETS

ASSETS

	March 15,
	2008	2007

Cash and cash equivalents	$6,916,130	$5,363,101
Investment in subsidiary partnerships	749,433	685,144
Other assets	77,711	1,766,458

Total assets	$7,743,274	$7,814,703

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and other liabilities	$2,755,022	$2,818,835
Due to general partner and affiliates	2,301,722	2,611,202

Total liabilities	5,056,744	5,430,037

Partners’ equity	2,686,530	2,384,666

Total liabilities and partners’ equity	$7,743,274	$7,814,703

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners’ equity on the consolidated balance sheet will differ from partners’ equity shown above.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

LIBERTY TAX CREDIT PLUS L.P.
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 15,
	2008	2007	2006

Revenues	$266,293	$252,103	$199,419

Expenses

Administrative and management	571,099	268,177	223,282
Administrative and management-related parties	615,744	706,010	1,239,892

Total expenses	1,186,843	974,187	1,463,174

Loss from operations	(920,550)	(722,084)	(1,263,755)

Gain on sale on investment in subsidiary partnerships	3,474,407	2,825,505	2,119,965

Equity in loss of subsidiary partnerships (*)	(243,322)	(262,866)	(2,351,643)

Distribution income from subsidiary partnerships	456,519	7,891	24,346

Net income (loss)	$2,767,054	$1,848,446	$(1,471,087)

(*)   Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $3,530,575, $9,858,176 and $2,234,157 for the years ended March 15, 2008, 2007, and 2006, respectively.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

LIBERTY TAX CREDIT PLUS L.P.
CONDENSED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	2008	2007	2006

Cash flows from operating activities:

Net income (loss)	$2,767,054	$1,848,446	$(1,471,087)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment of subsidiary partnerships	(3,474,407)	(2,825,505)	(2,119,965)
Equity in loss of subsidiary partnerships	243,322	262,866	2,351,643
Distribution income from subsidiary partnerships	(456,519)	(7,891)	(24,346)
(Increase) decrease in assets:
Other assets	67,597	11,894	171,365
Increase (decrease) in liabilities:
Due to general partners and affiliates	53,547	138,436	(121,948)
Accounts payable and other liabilities	(101,684)	40,865	0

Total adjustments	(3,668,144)	(2,379,335)	256,749

Net cash used in operating activities	(901,090)	(530,889)	(1,214,338)

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnerships	1,621,150	497,480	2,573,046
Distributions to Partners	(2,777,970)	0	(5,426,305)
Distributions from subsidiaries	3,610,939	3,110,024	558,007

Net cash provided by (used in) investing activities	2,454,119	3,607,504	(2,295,252)

Net increase (decrease) in cash and cash equivalents	1,553,029	3,076,615	(3,509,590)

Cash and cash equivalents, beginning of year	5,363,101	2,286,486	5,796,076

Cash and cash equivalents, end of year	$6,916,130	$5,363,101	$2,286,486

LIBERTY TAX CREDIT PLUS L.P. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 15, 2008

		Initial Cost to Partnership			Gross Amount to which Carried at Close of Period
Subsidiary Partnership’s Residential Property	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition: Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed (a) (b)

B & C Housing Associates, L.P.
Tulsa, OK	$6,490,732	$727,300	$5,420,791	$3,172,047	$729,685	$8,590,453	$9,320,138	$5,943,518	1987	Dec. 1987	27.5 years
State Street 86 Associates, L.P.
Camden, NJ	5,334,892	861,947	12,460,882	647,632	864,332	13,106,129	13,970,461	10,241,488	1987	Feb. 1988	27.5 years
Fox Glenn Investors, L.P. (i)(j)(l)(m)
Seat Pleasant, MD	0	491,209	6,548,849	(7,040,058)	0	0	0	0	1987	Mar. 1988	15 to 27.5 years
Shiloh Grove L.P. (Mt Vernon) (f)(o)
Columbus, OH	0	764,874	16,618,743	(17,383,617)	0	0	0	0	1987	Feb. 1988	27.5 years
Silver Blue Lake Apartments Ltd. (e)(i)
Miami, FL	0	537,204	4,755,176	(5,292,380)	0	0	0	0	1987	Feb. 1988	27.5 years
Lancaster Towers Associates, Ltd. (i)(j)(l)(m)
Lancaster, NY	0	147,000	3,673,921	(3,820,921)	0	0	0	0	1987	May 1988	27.5 years
West Kinney Associates, L.P. (s)
Newark, NJ	3,015,640	262,466	6,072,924	899,489	264,850	6,970,029	7,234,879	4,487,085	1983	June 1988	27.5 years
Autumn Park Associates, L.P. (g)(i)(j)
Wilsonville, OR	0	369,932	2,251,887	(2,621,819)	0	0	0	0	1988	June 1988	15 to 27.5 years
Regent Street Associates, L.P. (i)(j)(k)(m)
Philadelphia, PA	0	40,000	7,387,283	(7,427,283)	0	0	0	0	1987	June 1988	27.5 years
Magnolia Arms Associates, Ltd. (t)
Jacksonville, FL	5,748,911	125,000	8,165,738	405,011	125,000	8,570,749	8,695,749	6,695,749	1987	July 1988	27.5 years
Greenleaf Associates L.P. (p)(q)
Kansas City, MO	4,486,558	695,000	5,125,103	669,301	695,000	5,794,404	6,489,404	3,923,425	1987	July 1988	27.5 years
Alameda Towers, Associates L.P. (o)
San Juan, PR	0	644,000	15,157,047	(15,801,047)	0	0	0	0	1987	July 1988	40 years
Dixie Apartment Associates, Ltd. (c)
Miami, FL	0	194,480	1,354,562	(1,549,042)	0	0	0	0	1987	July 1988	27.5 years
Ludlam Gardens Apartments, Ltd. (c)
Miami, FL	0	755,057	3,943,234	(4,698,291)	0	0	0	0	1987	July 1988	27.5 years
Grove Parc Associates, L.P. (Woodlawn)
Chicago, IL	11,363,064	600,000	9,386,536	12,026,139	602,384	21,410,291	22,012,675	13,008,599	1988	July 1988	27.5 to 31.5 years
2108 Bolton Drive Associates, L.P. (g)(i)(j)(m)
Atlanta, GA	0	835,000	6,599,896	(7,434,896)	0	0	0	0	1988	July 1988	15 to 27.5 years
Apple Creek Housing Associates, Ltd. (d)
Arvada, CO	0	618,136	10,973,665	(11,591,801)	0	0	0	0	1988	June 1988	28 years
Redwood Villa Associates (h)(i)(j)(m)
San Diego, CA	0	0	5,931,183	(5,931,183)	0	0	0	0	1988	Sept. 1988	27.5 years
Charles Drew Court Associates, L.P. (p)(q)
Atlantic City, NJ	0	100	7,893,416	(7,893,516)	0	0	0	0	1987	Sept. 1988	27.5 years
Walnut Park Plaza Associates, L.P. (h)(i)(j)
Philadelphia, PA	0	454,707	7,690,675	(8,145,382)	0	0	0	0	1988	Sept. 1988	35 years
Bayridge Associates, L.P. (i)(j)(l)(m)
Beaverton, OR	0	917,682	488,333	(1,406,015)	0	0	0	0	1988	Dec. 1988	15 to 27.5 years
United-Pennsylvanian, L.P.(i)(j)(m)(n)
Erie, PA	0	217,000	4,191,327	(4,408,327)	0	0	0	0	1988	Dec. 1988	15 to 25 years
2051 Grand Concourse Associates, L.P. (i)(j)(m)(n)
Bronx, NY	0	31,500	5,221,117	(5,252,617)	0	0	0	0	1986	Nov. 1988	27.5 years
Concourse Artists Housing Associates, L.P. (i)(j)(m)(n)
Bronx, NY	0	5,750	16,100	(21,850)	0	0	0	0	1986	Nov. 1988	27.5 years
Willoughby-Wycoff Housing Associates, L.P. (i)(j)(m)(n)
Brooklyn, NY	0	17,000	47,600	(64,600)	0	0	0	0	1987	Nov. 1988	27.5 years

LIBERTY TAX CREDIT PLUS L.P. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 15, 2008
(continued)

		Initial Cost to Partnership			Gross Amount to which Carried at Close of Period
Subsidiary Partnership’s Residential Property	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition: Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed (a) (b)

Robin Housing (i)(j)(m)(n)
Bronx, NY	0	26,750	70,700	(97,450)	0	0	0	0	1986	Nov. 1988	27.5 years
Lund Hill Associates, L.P. (g) (i) (j) (m)
Superior, WI	0	205,000	4,877,828	(5,082,828)	0	0	0	0	1988	Jan. 1989	20 to 40 years
Tanglewood Apartments, L.P. (g) (i) (j)
Joplin, MO	0	114,932	5,233,022	(5,347,954)	0	0	0	0	1988	Oct. 1988	27.5 years
Quality Hill Historic District-Phase II-A, L.P. (q)
Kansas City, MO	4,063,652	215,181	6,403,141	(307,727)	264,333	6,046,262	6,310,595	3,035,587	1988	Mar. 1989	20 to 40 years
Penn Alto Associates, L.P. (i)(j)(k)(m)
Altoona, PA	0	60,000	2,731,082	(2,791,082)	0	0	0	0	1989	June 1989	27.5 years
Sartain School Venture, L.P. (r)
Philadelphia, PA	0	3,883	3,486,875	(3,490,758)	0	0	0	0	1989	Aug. 1990	15 to 40 years
Less: Discontinued Operations	(17,314,761)	(8,748,843)	(152,910,427)	132,928,643	(1,349,183)	(27,381,444)	(28,730,627)	(18,141,851)

	$23,188,688	$2,189,247	$27,268,209	$15,845,818	$2,196,401	$43,106,873	$45,303,274	$29,193,600

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

(d)	The Partnership’s Local Partnership Interests in this Local Partnership was sold during the fiscal year ended March 15, 2003. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(e)
The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2004 and included as part of discontinued operations. See Note 10 in Item 8, Financial Statements and Supplementary Data.

(f)	The Partnership recorded the transfer of the deed in lieu of foreclosure to Bryden Road, a property owned by Shiloh. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(g)	The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2005. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(h)	The Partnership’s Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 15, 2005. See Note 10 in Item 8., Financial Statements and Supplementary Data.
(i)	These properties are included in discontinued operations for the year ended March 15, 2004. See Note 13 in item 8, Financial Statements and Supplementary Data.
(j)	These properties are included in discontinued operations for the year ended March 15, 2005. See Note 13 in item 8, Financial Statements and Supplementary Data.
(k)	The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2006. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(l)	The Partnership’s Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 15, 2006. See Note 10 in Item 8., Financial Statements and Supplementary Data.
(m)	These properties are included in discontinued operations for the year ended March 15, 2006. See Note 13 in item 8, Financial Statements and Supplementary Data.
(n)	The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2007. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(o)	The Partnership’s Local Partnership Interest in these Local Partnerships was sold during the fiscal year ended March 15, 2007. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(p)	These properties are included in discontinued operations for the year ended March 15, 2007. See Note 13 in Item 8, Financial Statements and Supplementary Data.
(q)	The Property and the related assets and liabilities were sold during the fiscal year ended March 15, 2008. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(r)	The Partnership’s Local Partnership Interest in these Local Partnerships was sold during the fiscal year ended March 15, 2008. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(s)	These properties are included in discontinued operations for the year ended March 15, 2008. See Note 13 in Item 8, Financial Statements and Supplementary Data.
(t)	The deed to the Property and related assets and liabilities was transferred during the fiscal year ended March 15, 2008. See Note 10 in Item 8, Financial Statements and Supplementary Data.

LIBERTY TAX CREDIT PLUS L.P. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 15, 2008
(continued)

	Cost or Property and Equipment			Accumulated Depreciation
	Year Ended March 15,
	2008	2007	2006	2008	2007	2006

Balance at beginning of period	$71,878,975	$123,093,973	$183,156,528	$42,785,507	$66,711,988	$96,840,139
Additions during period:
Improvements	396,637	616,000	1,591,442
Depreciation expense				2,335,518	3,599,549	5,548,907
Deduction during period:
Discontinued operations and dispositions	(26,972,338)	(51,830,998)	(61,653,997)	(15,927,425)	(27,526,030)	(35,677,058)
Balance at end of period	$45,303,274	$71,878,975	$123,093,973	$29,193,600	$42,785,507	$66,711,988

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