Form 10-Q
period 2008-06-15
LIBERTY TAX CREDIT PLUS LP
filed 2008-07-29
CIK 818020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17015

LIBERTY TAX CREDIT PLUS L.P.
(Exact name of Registrant as specified in its charter)

Delaware	13-3446500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No  ☒

PART I - Financial Information

Item 1. Financial Statements

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 15,	March 15,
	2008	2008
	(Unaudited)	(Audited)

ASSETS

Operating assets

Property and equipment, at cost, net of accumulated depreciation of $0 and $29,193,600, respectively	$0	$16,109,674
Cash and cash equivalents	4,066,010	7,007,120
Cash held in escrow	0	2,325,637
Accounts receivable - tenants	0	116,669
Deferred costs, net of accumulated amortization of $0 and $126,560, respectively	0	553,851
Other assets	4,232	595,986
Total operating assets	4,070,242	26,708,937
Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $34,093,819 and $18,141,851, respectively	18,444,334	10,588,776
Net assets held for sale	4,978,021	1,837,456
Total assets from discontinued operations	23,422,355	12,426,232
Total assets	$27,492,597	$39,135,169

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Operating liabilities

Mortgage notes payable	$0	$23,188,688
Accounts payable	31,416	3,988,892
Accrued interest payable	0	1,312,357
Security deposits payable	0	114,270
Due to local general partners and affiliates	0	15,546,224
Due to general partners and affiliates	2,296,076	2,355,472
Total operating liabilities	2,327,492	46,505,903
Liabilities from discontinued operations (Note 5)
Mortgage notes payable of assets held for sale	26,139,175	17,314,761
Net liabilities held for sale (including minority interest)	19,564,488	4,959,349
Total liabilities from discontinued operations	45,703,663	22,274,110
Total liabilities	48,031,155	68,780,013
Minority interests	0	(579,276)
Commitments and contingencies (Note 6)
Partners’ (deficit) capital
Limited partners (15,987.5 BACs issued and outstanding)	(25,238,758)	(33,680,498)
General partners	4,700,200	4,614,930
Total partners’ (deficit) capital	(20,538,558)	(29,065,568)
Total liabilities and partners’ (deficit) capital	$27,492,597	$39,135,169

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 15,
	2008	2007*

Operations:
Revenues
Other	$32,219	$48,992
Total revenues	32,219	48,992
Expenses
General and administrative	99,269	67,589
General and administrative – related parties (Note 2)	40,626	156,884
Total expenses from operations	139,895	224,473
Loss from operations	(107,676)	(175,481)
Discontinued Operations:
Income (loss) from discontinued operations (including minority interest gain (loss) on sale of properties) (Note 5)	8,634,686	(1,460,952)
Net income (loss)	$8,527,010	$(1,636,433)
Loss from operations – limited partners	$(106,599)	$(173,726)
Income (loss) from discontinued operations (including minority interest gain (loss) on sale of properties) – limited partners	8,548,339	(1,446,343)
Net income (loss) – limited partners	$8,441,740	$(1,620,069)
Number of BACs outstanding	15,987.5	15,987.5
Loss from operations per BAC	$(6.67)	$(10.87)
Income (loss) from discontinued operations (including minority interest gain (loss) on sale of properties) per BAC	534.69	(90.46)
Net income (loss) per BAC	$528.02	$(101.33)

* Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ (deficit) capital – March 16, 2008	$(29,065,568)	$(33,680,498)	$4,614,930
Net income	8,527,010	8,441,740	85,270
Partners’ (deficit) capital – June 15, 2008	$(20,538,558)	$(25,238,758)	$4,700,200

See accompanying notes to consolidated financial statements

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended June 15,
	2008	2007

Net income (loss)	$8,527,010	$(1,636,433)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on sale of properties	(8,238,274)	23,644
Depreciation and amortization	503,130	697,248
Minority interest in (income) loss of subsidiaries	(1,172,695)	279,790
Increase in accounts receivable – tenants	(440,122)	(104,996)
Decrease in other assets	152,891	21,897
Increase in accounts payable	309,380	475,399
(Decrease) increase in accrued interest payable	(46,229)	19,933
Increase (decrease) in security deposits payable	1,282	(5)
(Decrease) increase in due to general partners and affiliates	(5,646)	118,106
Increase in cash held in escrow	(26,029)	(413,925)

Net cash used in operating activities	(435,302)	(519,342)

Cash flows from investing activities:

Decrease in cash held in escrow	38,065	171,595
Proceeds from sale of investments	8,359,177	3,435,000
Costs paid relating to sale of properties	(420,168)	(458,750)
Improvements to property and equipment	0	(38,565)

Net cash provided by investing activities	7,977,074	3,109,280

Cash flows from financing activities:

Repayments of mortgage notes	(7,462,866)	(91,765)
Increase in due to local general partners and affiliates	119,902	302,376
Decrease in due to local general partners and affiliates	(76,484)	(6,902)
Increase in deferred cost	0	(3,834)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	0	(180,331)
Distributions	(2,828,217)	(2,777,970)
Net cash used in financing activities	(10,247,665)	(2,758,426)

Net decrease in cash and cash equivalents	(2,705,893)	(168,488)

Cash and cash equivalents at beginning of period	7,258,111	6,390,501

Cash and cash equivalents at end of period*	$4,552,218	$6,222,013

Summarized below are the components of the (gain) loss on sale of properties:
Proceeds from sale of investments – net	$(7,939,009)	$(2,976,250)
Decrease in property and equipment, net of accumulated depreciation	7,759,303	2,605,211
Decrease in deferred costs	170,237	0
Decrease in cash held in escrow	653,356	265,163
Decrease in rents receivable	63,165	4,393
Decrease in other assets	62,684	14,085
(Decrease) increase in accounts payable	(1,280,075)	130,538
Decrease in security deposits payable	(38,503)	(19,496)
Decrease in accrued interest payable	(679,595)	0
Decrease in mortgage notes payable	(6,901,408)	0
Decrease in due to local general partners and affiliates	(83,431)	0
Decrease in due to general partners and affiliates	(24,998)	0
* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $486,208 and $502,003, respectively.

See accompanying notes to consolidated financial statements

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 15, 2008
(Unaudited)

NOTE 1 - General

The consolidated financial statements for the three months ended June 15, 2008 and 2007, include the accounts of Liberty Tax Credit Plus L.P. (the “Partnership”) and seven and nine subsidiary partnerships (each a “subsidiary partnership” or “Local Partnership”), respectively, in which the Partnership is a limited partner. Through the rights of the Partnership and/or a general partner of the Partnership (a “General Partner”), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the “Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes, the Partnership’s fiscal quarter ends on June 15.  All subsidiary partnerships have fiscal quarters ending March 31.  Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 15.  The Partnership’s quarter ends on June 15 in order to allow adequate time for the subsidiary partnerships’ financial statements to be prepared and consolidated.  The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 15, 2008 and March 15, 2008, the results of operations and cash flows for the three months ended June 15, 2008 and 2007.  However, the operating results and cash flows for the three months ended June 15, 2008 may not be indicative of the results for the year.

Certain information and note disclosures which are normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the period ended March 15, 2008.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership’s investment in each subsidiary partnership is equal to the respective subsidiary partnership’s partners’ equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests’ investments in the subsidiary partnerships have been charged to the Partnership.  There were no such losses for the three months ended June 15, 2008 and 2007.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal year-ends beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

NOTE 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 15, 2008
(Unaudited)

The costs incurred to related parties from operations for the three months ended June 15, 2008 and 2007 were as follows:

	Three Months Ended June 15,
	2008	2007*

Partnership management fees (a)	$25,679	$119,625
Expense reimbursement (b)	14,947	37,259
Total general and administrative-related parties	$40,626	$156,884

* Reclassified for comparative purpose.

The costs incurred to related parties from discontinued operations for the three months ended June 15, 2008 and 2007 were as follows:

	Three Months Ended June 15,
	2008	2007*

Local administrative fee (d)	$6,930	$3,125
Total general and administrative-General Partners	6,930	3,125
Property management fees incurred to affiliates of the Local General Partners (c)	115,054	173,695
Total general and administrative-related parties	$121,984	$176,820
* Reclassified for comparative purposes.

(a)  The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”)), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partners amounting to approximately $2,198,000 and $2,172,000 were accrued and unpaid as of June 15, 2008 and March 15, 2008, respectively.

(b)  The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership.  These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $98,000 and $84,000 were accrued and unpaid as of June 15, 2008 and March 15, 2008, respectively.

(c)  Property management fees incurred by the subsidiary partnerships in operations amounted to $181,407 and $237,509 for the three months ended June 15, 2008 and 2007, respectively.  Of these fees, $115,054 and $173,695 were incurred to affiliates of the Local General Partners, all of which related to discontinued operations.

(d)  Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

NOTE 3 – Sale of Properties

The Partnership is currently in the process of disposing all of its investments.  It is anticipated that this process will be completed within one year.  As of June 15, 2008, the Partnership has sold its limited partnership interest in nine Local Partnerships, the property and the related assets and liabilities of eighteen Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of June 15, 2008, the Partnership has entered into agreements to sell its limited partnership interest in two Local Partnerships and one Local Partnership entered into an agreement to sell its property and the related assets and liabilities (see Note 4).  There can be no assurance as to when the Partnership will dispose of its remaining four investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 15, 2008
(Unaudited)

On March 5, 2008, Magnolia Arms Associates, Ltd. (“Magnolia”) transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure.  The transfer of assets of approximately $2,241,000 and liabilities of $7,505,000 resulted in a gain of approximately $5,239,000.

On February 6, 2008, the property and the related assets and liabilities of Quality Hill Historic District – Phase II – A, L.P. (“Quality Hill”) were sold to an unaffiliated third party purchaser for a sales price of $3,275,000.  The Partnership received $375,000 as a distribution from this sale after the repayment of other liabilities and closing cost of approximately $2,900,000.  The sale resulted in a gain of approximately $1,587,000, resulting from the write-off of the deficit basis in property at the date of sale.

On January 29, 2008, the property and the related assets and liabilities of Greenleaf Associates, L.P. (“Greenleaf”) were sold to an unaffiliated third party purchaser for a sales price of $5,084,177.  The Partnership received $169,291 as a distribution from this sale after the repayment of other liabilities, closing cost and distribution to minority interest of approximately $4,915,000.  The sale resulted in a gain of approximately $1,412,000, resulting from the write-off of the deficit basis in property at the date of sale.

On May 11, 2007, the property and the related assets and liabilities of Charles Drew Court Associates, L.P. (“Charles Drew”) were sold to an unaffiliated third party purchaser for a sales price of $3,435,000.  The Partnership received $3,144,463 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interest of approximately $291,000.  The sale resulted in a loss of approximately $24,000, resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended June 15, 2007.  An adjustment of approximately $853,000 in gain was recorded during the quarter ended March 15, 2008, resulting in overall gain of approximately $830,000.

NOTE 4 – Assets Held for Sale

On April 29, 2008, State Street 86 Associates, L.P. (“State Street”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,500,000 plus the assumption of the mortgage debt.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The closing is expected to occur in the fourth quarter of 2008.  No assurance can be given that the sale will actually occur.  As of March 31, 2008, State Street had property and equipment, at cost, of approximately $13,923,000, accumulated depreciation of approximately $10,353,000 and mortgage debt of approximately $5,332,000.

On April 11, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Grove Parc Associates, L.P. (“Grove Parc”) to an affiliate of the Local General Partner for a sales price of $10,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The sale requires HUD approval.  At this time, the Partnership cannot determine when or if HUD will grant its approval.  As of March 31, 2008, Grove Parc had property and equipment, at cost, of approximately $21,965,000, accumulated depreciation of approximately $13,179,000 and mortgage debt of approximately $11,363,000.

On April 10, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in B & C Housing Associates, L.P. (“B & C Housing”) to an affiliate of the Local General Partner for a sales price of $75,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The sale requires HUD approval.  At this time, the Partnership cannot determine when or if HUD will grant its approval.  As of March 31, 2008, B & C Housing had property and equipment, at cost, of approximately $9,272,000, accumulated depreciation of approximately $6,006,000 and mortgage debt of approximately $6,487,000.

On April 26, 2007, the Partnership entered into an agreement to sell its limited partnership interest in West Kinney Associates, L.P. (“West Kinney”) to an affiliate of the Local General Partner for a sales price of $600,000 and the assumption of the outstanding mortgages and related accrued interest, which amounted to approximately $4,475,000 on September 30, 2007.  This contract has currently expired and management is vigorously searching the market for a potential buyer.  West Kinney has been classified as an asset held for sale as of the quarter ended June 15, 2007.  As of March 31, 2008, West Kinney had property and equipment, at cost, of approximately $7,187,000, accumulated depreciation of approximately $4,465,000 and mortgage debt of approximately $2,957,000.

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of June 15, 2008, Grove Parc, B & C Housing, State Street and West Kinney, were classified as discontinued operations on the consolidated balance sheets.  As of March 15, 2008, Magnolia, Greenleaf, Quality Hill and West Kinney were classified as discontinued operations on the consolidated balance sheets.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 15, 2008
(Unaudited)

Consolidated Balance Sheets of Discontinued Operations:

	June 15, 2008	March 15, 2008

Assets
Property and equipment, net of accumulated depreciation of $34,093,819 and $18,141,851, respectively	$18,444,334	$10,588,776
Cash and cash equivalents	486,208	250,991
Cash held in escrow	2,920,831	1,260,586
Deferred costs, net of accumulated amortization of $131,597 and $324,585, respectively	548,814	173,516
Other assets	1,022,168	152,363
Total assets	$23,422,355	$12,426,232

Liabilities
Mortgage notes payable	$26,139,175	$17,314,761
Accounts payable and other liabilities	4,506,465	3,684,320
Due to local general partners and affiliates	15,589,642	83,431
Due to general partners and affiliates	53,750	24,998
Minority interest	(585,369)	1,166,600
Total liabilities	$45,703,663	$22,274,110

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 15, 2008, Greenleaf, Quality Hill and Magnolia, which were sold during the current quarter, and Grove Parc, B&C Housing, State Street and West Kinney, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements.  For the three months ended June 15, 2007, Charles Drew, which was sold during the three months ended June 15, 2007, Sartain School Venture, L.P., which was sold during the year ended March 31, 2008, Greenleaf and West Kinney, which were classified as assets held for sale at June 15, 2007, and, in order to present comparable results for the three months ended June 15, 2008, Grove Parc, B&C Housing, State Street, Quality Hill and Magnolia were all classified as discontinued operations on the consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 15, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended June 15,
	2008	2007*

Revenues:
Rental income	$2,577,230	$3,258,484
Other	320,490	118,782
Gain (loss) on sale of properties	8,238,274	(23,644)
Total revenue	11,135,994	3,353,622
Expenses:
General and administrative	536,243	622,659
General and administrative-related parties (Note 2)	121,984	176,820
Repairs and maintenance	894,948	896,811
Operating	572,630	795,892
Taxes	182,736	174,693
Insurance	171,176	183,547
Interest	691,155	987,115
Depreciation and amortization	503,131	697,247
Total expenses	3,674,003	4,534,784
Income (loss) before minority interest	7,461,991	(1,181,162)
Minority interest in loss (income) of subsidiaries from discontinued operations	1,172,695	(279,790)
Net income (loss) from discontinued operations (including gain (loss) on sale of properties)	$8,634,686	$(1,460,952)
Income (loss) – limited partners from discontinued operations (including gain (loss) on sale of properties)	$8,548,339	$(1,446,343)
Number of BACs outstanding	15,987.5	15,987.5
Income (loss) from discontinued operations (including gain (loss) on sale of properties) per BAC	$534.69	$(90.46)

Cash flows from Discontinued Operations:

	Three Months Ended June 15,
	2008	2007*

Net cash provided by (used in) operating activities	$1,931,548	$(471,146)
Net cash provided by investing activities	$7,902,866	$3,196,669
Net cash used in financing activities	$(7,419,448)	$(2,574,261)

*	Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)  Lease Commitment

None

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 15, 2008
(Unaudited)

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

e)  Other

Greenleaf Associates, L.P. (“Greenleaf”)
A former tenant brought suit against Greenleaf’s on-site manager for damages of $100,000.  An amended complaint does not specify an amount of damages.  The former tenant claims violation of the 14th Amendment, false arrest, obstruction of justice and civil conspiracy.  On March 26, 2008, Greenleaf’s motion to dismiss the case was granted by the court.  Greenleaf was sold on January 29, 2008 (see Note 3).

State Street 86 Associates, L.P. (“State Street”)
The Camden Redevelopment Agency has designated the Cramer Hill Waterfront Redevelopment Agency as a possible future redevelopment project.  This area includes Centennial Village, a 200-unit apartment project that State Street owns and operates.  There have been various lawsuits involving this redevelopment at this time.  On April 29, 2008, State Street entered into a purchase and sale agreement to sell its property and related assets and liabilities (see Note 4).

Grove Parc Associates, L.P. (“Grove Parc”)
Grove Parc has experienced significant cash flow difficulties.  Grove Parc withdrew $431,716 from the replacement reserve of which $303,081 was used to pay operating expenses incurred by the Property.  Grove Parc has taken measures to improve the operations.  If these measures are not successful and the reserves are further depleted and the Local General Partner does not fund the operating deficits, Grove Parc may face foreclosure action which could result in the recapture of Tax Credits.   The mortgage was in technical default and on March 11, 2008 the mortgagee assigned the mortgage to HUD pursuant to the applicable FHA insurance. Grove Parc is in the process of selling the property with HUD approval.  On April 11, 2008, the Partnership entered into an agreement to sell its limited partnership interest in Grove Parc (see Note 4).  As of the filing date of this report, the transaction is still in the process of obtaining HUD approval for a transfer of physical assets.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.  There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of June 15, 2008, there are three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in thirty-one Local Partnerships.  As of June 15, 2008, the Partnership has sold its limited partnership interest in nine Local Partnerships, the properties and the related assets and liabilities of eighteen Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership. For a discussion of these sales of the Local Partnerships see Note 3.  In addition, as of June 15, 2008, the Partnership has entered into agreements to sell its limited partnership interest in two Local Partnerships and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 4).

Short-Term

The Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the three months ended June 15, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $0 and $60,000, respectively.  Additionally, during the three months ended June 15, 2008 and 2007, the Partnership received approximately $0 and $2,765,000 distributions of proceeds from sales, respectively.

For the three months ended June 15, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $2,706,000.  This decrease is attributable to net cash used in operating activities ($435,000), costs paid relating to sale of properties ($420,000), repayments of mortgage notes ($7,463,000) and distributions ($2,828,000), which exceeded a decrease in cash held in escrow relating to investing activities ($38,000), proceeds from sale of investments ($8,359,000) and a net increase in due to local general partners and affiliates relating to finance activities ($43,000).  Included in the adjustments to reconcile net income to net cash used in operating activities are depreciation and amortization of approximately ($503,000) and a gain on sale of properties ($8,238,000).

Accounts payable as of June 15, 2008 and March 15, 2008, were $31,416 and $3,988,892, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations, as of June 15, 2008 and March 15, 2008, totaled $1,168,037 and $1,095,701, respectively.

Accrued interest payable as of June 15, 2008 and March 15, 2008 was $0 and $1,312,357, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of June 15, 2008 and March 15, 2008, totaled $3,104,346 and $2,517,813, respectively.

A working capital reserve at the Partnership level of approximately $4,066,000 remained unused at June 15, 2008.

The Partnership is not expected to have access to additional sources of financing.

Partnership management fees owed to the General Partners amounting to approximately $2,198,000 and $2,172,000 were accrued and unpaid as of June 15, 2008 and March 15, 2008, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 6 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the applicable Compliance Period, during which the properties owned by the Local  Partnerships must comply with various rent and other restrictions.  The Compliance Periods continue through December 31, 2008 with respect to such properties depending upon when the Tax Credit Periods commenced.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will, or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The Partnership is in the final stages of liquidating its portfolio, and as such, the portfolio is no longer geographically diverse.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Item 7 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 15, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 15, 2008.

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 15, 2008.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on the disposal is disclosed in the notes to the financial statements.  Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

During the three months ended June 15, 2008, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.  Through June 15, 2008, the Partnership has recorded approximately $3,760,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  As of June 15, 2008 and March 15, 2008, the Partnership has recorded property and equipment net of accumulated depreciation of $18,444,334 and $10,588,776, respectively, as held for sale.

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and as rents become due and charged to tenants’ accounts receivable if not received by the due date.   Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

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

Results of Operations

The General Partners are currently in the process of liquidating the Partnership and all of its remaining assets are classified as assets held for sale.  Therefore, all operations have been discontinued.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 12% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 15, 2008, the fair value of the mortgage notes payable.

The Partnership does not have any other market risk sensitive instruments.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer and Principal Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partners of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings – None

Item 1A.        Risk Factors – No changes

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.           Defaults upon Senior Securities – None

Item 4.           Submission of Matters to a Vote of Security Holders – None

Item 5.           Other Information – None

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

LIBERTY TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES L.P.,
a General Partner

			By:	Credit Properties GP LLC,
its General Partner

Date:	July 29, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	July 29, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

		By:	LIBERTY ASSOCIATES III, L.P.,
a General Partner

			By:	Related Credit Properties L.P.,
its General Partner

				By:	Credit Properties GP LLC
its General Partner

Date:	July 29, 2008
					By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	July 29, 2008
					By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer