Form 10-Q
period 2008-09-15
LIBERTY TAX CREDIT PLUS LP
filed 2008-10-30
CIK 818020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 15, 2008

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

PART I - Financial Information

Item 1.  Financial Statements

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 15,	March 15,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Operating assets
Property and equipment, at cost, net of accumulated depreciation of $0 and $29,193,600, respectively	$0	$16,109,674
Cash and cash equivalents	3,831,654	7,007,120
Cash held in escrow	0	2,325,637
Accounts receivable - tenants	0	116,669
Deferred costs, net of accumulated amortization of $0 and $126,560, respectively	0	553,851
Other assets	3,921	595,986
Total operating assets	3,835,575	26,708,937
Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $34,093,819 and $18,141,851, respectively	18,444,334	10,588,776
Net assets held for sale	4,904,131	1,837,456
Total assets from discontinued operations	23,348,465	12,426,232
Total assets	$27,184,040	$39,135,169
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating liabilities
Mortgage notes payable	$0	$23,188,688
Accounts payable	19,719	3,988,892
Accrued interest payable	0	1,312,357
Security deposits payable	0	114,270
Due to local general partners and affiliates	0	15,546,224
Due to general partners and affiliates	2,184,633	2,355,472
Total operating liabilities	2,204,352	46,505,903
Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	26,075,344	17,314,761
Net liabilities held for sale (including minority interest)	19,885,172	4,959,349
Total liabilities from discontinued operations	45,960,516	22,274,110
Total liabilities	48,164,868	68,780,013
Minority interests	0	(579,276)
Commitments and contingencies (Note 7)
Partners’ (deficit) capital
Limited partners (15,987.5 BACs issued and outstanding)	(25,676,606)	(33,680,498)
General partners	4,695,778	4,614,930
Total partners’ (deficit) capital	(20,980,828)	(29,065,568)
Total liabilities and partners’ (deficit) capital	$27,184,040	$39,135,169

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 15,		Six Months Ended September 15,
	2008	2007*	2008	2007*

Operations:
Revenues
Other	$24,157	$78,585	$56,376	$127,577
Total revenues	24,157	78,585	56,376	127,577
Expenses
General and administrative	42,845	51,040	142,114	118,629
General and administrative – related parties (Note 2)	93,281	167,092	133,907	323,976
Total expenses from operations	136,126	218,132	276,021	442,605
Loss from operations	(111,969)	(139,547)	(219,645)	(315,028)
Discontinued Operations:
(Loss) income from discontinued operations (including minority interest and gain on sale of properties) (Note 6)	(330,301)	(431,732)	8,304,385	(1,892,684)
Net (loss) income	$(442,270)	$(571,279)	$8,084,740	$(2,207,712)
Loss from operations – limited partners	$(110,850)	$(138,152)	$(217,449)	$(311,878)
(Loss) income from discontinued operations (including minority interest and gain on sale of properties) – limited partners	(326,998)	(427,414)	8,221,341	(1,873,757)
Net (loss) income - limited partners	$(437,848)	$(565,566)	$8,003,892	$(2,185,635)
Number of BACs outstanding	15,987.5	15,987.5	15,987.5	15,987.5
Loss from operations per BAC	$(6.94)	$(8.64)	$(13.60)	$(19.51)
(Loss) income from discontinued operations per BAC	(20.45)	(26.74)	514.23	(117.20)
Net (loss) income per BAC	$(27.39)	$(35.38)	$500.63	$(136.71)

* Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ (deficit) capital – March 16, 2008	$(29,065,568)	$(33,680,498)	$4,614,930
Net income	8,084,740	8,003,892	80,848
Partners’ (deficit) capital – September 15, 2008	$(20,980,828)	$(25,676,606)	$4,695,778

See accompanying notes to consolidated financial statements

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended September 15,
	2008	2007

Net income (loss)	$8,084,740	$(2,207,712)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of properties	(8,518,263)	(84,827)
Depreciation and amortization	519,127	1,282,336
Minority interest in (income) loss of subsidiaries	(1,038,047)	307,464
(Increase) decrease in accounts receivable – tenants	(134,172)	23,861
Decrease (increase) in other assets	219,209	(191,775)
Increase in accounts payable	272,570	2,877
Increase in accrued interest payable	380,929	300,447
Increase (decrease) in security deposits payable	1,934	(6,674)
(Decrease) increase in due to general partners and affiliates	(117,089)	70,906
Decrease (increase) in cash held in escrow	210,974	(206,185)
Net cash used in operating activities	(118,088)	(709,282)
Cash flows from investing activities:
(Increase) decrease in cash held in escrow	(384,418)	55,361
Proceeds from sale of investments	8,359,177	3,435,000
Costs paid relating to sale of properties	(286,454)	(438,161)
Improvements to property and equipment	0	(59,318)
Net cash provided by investing activities	7,688,305	2,992,882
Cash flows from financing activities:
Repayments of mortgage notes	(7,526,697)	(192,317)
Increase in due to local general partners and affiliates	9,765	327,537
Decrease in due to local general partners and affiliates	(47,592)	(24,749)
Increase in deferred costs	0	(3,834)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	0	(212,161)
Distribution	(2,828,217)	(2,777,970)
Net cash used in financing activities	(10,392,741)	(2,883,494)
Net decrease in cash and cash equivalents	(2,822,524)	(599,894)
Cash and cash equivalents at beginning of period	7,258,111	6,390,501
Cash and cash equivalents at end of period*	$4,435,587	$5,790,607
Summarized below are the components of the gain on sale of properties:
Proceeds from sale of investments – net	$(8,072,723)	$(2,996,839)
Decrease in property and equipment, net of accumulated depreciation	7,748,517	2,605,211
Decrease in mortgage notes payable	(6,901,408)	0
Decrease in due to general partner and affiliates	(24,998)	0
Decrease in due to local general partner and affiliates	(83,431)	0
Decrease in cash held in escrow	653,356	18,663
Decrease in rents receivable	63,165	14,532
Decrease in other assets	62,684	38,109
(Decrease) increase in accounts payable	(1,281,775)	254,160
Decrease in accrued interest payable	(679,595)	0
Decrease in security deposits payable	(38,503)	(18,663)
Decrease in deferred cost	170,163	0
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(133,715)	0

* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $603,933 and $389,670, respectively.

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 15, 2008
(Unaudited)

NOTE 1 - General

The consolidated financial statements for the six months ended September 15, 2008 and 2007, include the accounts of Liberty Tax Credit Plus L.P. (the “Partnership”) and seven and nine subsidiary partnerships (each a “subsidiary partnership” or “Local Partnership”), respectively, in which the Partnership is a limited partner.  Through the rights of the Partnership and/or a general partner of the Partnership (a “General Partner”), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the “Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes, the Partnership’s fiscal quarter ends on September 15.  All subsidiary partnerships have fiscal quarters ending June 30.  Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 15.  The Partnership’s quarter ends on September 15 in order to allow adequate time for the subsidiary partnerships’ financial statements to be prepared and consolidated.  The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 15, 2008 and March 15, 2008, the results of operations for the three and six months ended September 15, 2008 and 2007 and cash flows for the six months ended September 15, 2008 and 2007.  However, the operating results and cash flows for the six months ended September 15, 2008 may not be indicative of the results for the year.

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

The Partnership’s investment in each subsidiary partnership is equal to the respective subsidiary partnership’s partners’ equity less minority interest capital, if any.  Losses attributable to minority interests which exceed the minority interests’ investments in the subsidiary partnerships have been charged to the Partnership.  There were no such losses for the three and six months ended September 15, 2008 and 2007.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAF No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles.  SFAF No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  The standard is effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards.  SFAF No. 162 is not expected to have an impact on the Partnership’s consolidated financial statements.

NOTE 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships.  An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 15, 2008
(Unaudited)

The costs incurred to related parties from operations for the three and six months ended September 15, 2008 and 2007 were as follows:

	Three Months Ended September 15,		Six Months Ended September 15,
	2008	2007*	2008	2007*

Partnership management fees (a)	$78,335	$108,375	$104,014	$228,000
Expense reimbursement (b)	14,946	58,717	29,893	95,976
Total general and administrative-related parties	$93,281	$167,092	$133,907	$323,976

* Reclassified for comparative purpose.

The costs incurred to related parties from discontinued operations for the three and six months ended September 15, 2008 and 2007 were as follows:

	Three Months Ended September 15,		Six Months Ended September 15,
	2008	2007*	2008	2007*

Local administrative fee (d)	$(1,930)	$3,125	$5,000	$6,250
Total general and administrative-General Partners	(1,930)	3,125	5,000	6,250
Property management fees incurred to affiliates of the local general partners (c)	79,341	91,632	194,395	265,327
Total general and administrative-related parties	$77,411	$94,757	$199,395	$271,577
* Reclassified for comparative purpose.

(a)  The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”)), for administering the affairs of the Partnership.  The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partners amounting to approximately $2,142,000 and $2,172,000 were accrued and unpaid as of September 15, 2008 and March 15, 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

(b)  The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership’s behalf.  The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partners performs asset monitoring for the Partnership.  These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $31,000 and $84,000 were accrued and unpaid as of September 15, 2008 and March 15, 2008, respectively.

(c)  Property management fees incurred by the subsidiary partnerships in operations amounted to $148,252 and $155,446 and $329,659 and $392,955 for the three and six months ended September 15, 2008 and 2007, respectively.  Of these fees, $79,341 and $91,632 and $194,395 and $265,327 were incurred to affiliates of the Local General Partners, all of which related to discontinued operations.

(d)  Liberty Associates III L.P., a General Partner and the special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

NOTE 3 – Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 15, 2008
(Unaudited)

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At September 15, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 15, 2008		Fair Value Measurements at September 15, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$26,075,344	$26,075,344	$0	$0	$26,075,344

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing all of its investments.  It is anticipated that this process will be completed within one year.  As of September 15, 2008, the Partnership has sold its limited partnership interest in nine Local Partnerships, the property and the related assets and liabilities of seventeen Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of September 15, 2008, the Partnership has entered into agreements to sell its limited partnership interest in two Local Partnerships and one Local Partnership entered into an agreement to sell its property and the related assets and liabilities (see Note 5).  Subsequently, the Partnership sold its limited partnership interest in one of those Local Partnerships (see Note 8).  There can be no assurance as to when the Partnership will dispose of its remaining three investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On March 5, 2008, Magnolia Arms Associates, Ltd. (“Magnolia”) transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure.  The transfer of assets of approximately $2,241,000 and liabilities of $7,505,000 resulted in a gain of approximately $5,239,000.

On February 6, 2008, the property and the related assets and liabilities of Quality Hill Historic District – Phase II – A, L.P. (“Quality Hill”) were sold to an unaffiliated third party purchaser for a sales price of $3,275,000.  The Partnership received $375,000 as a distribution from this sale after the repayment of other liabilities, closing cost and distributions to minority interest of approximately $2,900,000.  The sale resulted in a gain of approximately $1,587,000, resulting from the write-off of the deficit basis in property at the date of sale, which was recorded during the quarter ended June 15, 2008.  An adjustment of approximately $280,000 in gain was recorded during the quarter ended September 15, 2008, resulting in an overall gain of approximately $1,867,000.

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

On May 11, 2007, the property and the related assets and liabilities of Charles Drew Court Associates, L.P. (“Charles Drew”) were sold to an unaffiliated third party purchaser for a sales price of $3,435,000.  The Partnership received $3,144,463 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interest of approximately $291,000.  The sale resulted in a loss of approximately $24,000, resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended June 15, 2007.  Adjustments of approximately $88,000 and $766,000 in gain were recorded during the quarters ended September 15, 2007 and March 15, 2008, respectively, resulting in overall gain of approximately $830,000.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 15, 2008
(Unaudited)

NOTE 5 – Assets Held for Sale

On April 29, 2008, State Street 86 Associates, L.P. (“State Street”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,500,000 plus the assumption of the mortgage debt.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The sale requires HUD approval.  At this time, the Partnership cannot determine when or if HUD will grant its approval.  State Street has been classified as an asset held for sale as of the quarter ended June 15, 2008.  As of June 30, 2008, State Street had property and equipment, at cost, of approximately $13,923,000, accumulated depreciation of approximately $10,353,000 and mortgage debt of approximately $5,330,000.

On April 11, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Grove Parc Associates, L.P. (“Grove Parc”) to an affiliate of the Local General Partner for a sales price of $10,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  As of June 30, 2008, Grove Parc had property and equipment, at cost, of approximately $21,965,000, accumulated depreciation of approximately $13,179,000 and mortgage debt of approximately $11,363,000.  Subsequently, on September 30, 2008, the Partnership sold its limited partnership interest in Grove Parc (see Note 8).

On April 10, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in B & C Housing Associates, L.P. (“B & C Housing”) to an affiliate of the Local General Partner for a sales price of $75,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The sale requires HUD approval.  At this time, the Partnership cannot determine when or if HUD will grant its approval.  B & C Housing has been classified as an asset held for sale as of the quarter ended June 15, 2008.  As of June 30, 2008, B & C Housing had property and equipment, at cost, of approximately $9,272,000, accumulated depreciation of approximately $6,006,000 and mortgage debt of approximately $6,483,000.

On April 26, 2007, the Partnership entered into an agreement to sell its limited partnership interest in West Kinney Associates, L.P. (“West Kinney”) to an affiliate of the Local General Partner for a sales price of $600,000 and the assumption of the outstanding mortgages and related accrued interest, which amounted to approximately $4,475,000 on September 30, 2007.  This contract has currently expired and management is vigorously searching the market for a potential buyer.  West Kinney has been classified as an asset held for sale as of the quarter ended June 15, 2007.  As of June 30, 2008, West Kinney had property and equipment, at cost, of approximately $7,187,000, accumulated depreciation of approximately $4,465,000 and mortgage debt of approximately $2,899,000.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of September 15, 2008, Grove Parc, B & C Housing, State Street and West Kinney, were classified as discontinued operations on the consolidated balance sheets.  As of March 15, 2008, Magnolia, Greenleaf, Quality Hill and West Kinney were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

	September 15, 2008	March 15, 2008

Assets
Property and equipment, net of accumulated depreciation of $34,093,819 and $18,141,851, respectively	$18,444,334	$10,588,776
Cash and cash equivalents	603,933	250,991
Cash held in escrow	3,106,311	1,260,586
Deferred costs, net of accumulated amortization of $136,734 and $324,585, respectively	543,677	173,516
Other assets	650,210	152,363
Total assets	$23,348,465	$12,426,232

Liabilities
Mortgage notes payable	$26,075,344	$17,314,761
Accounts payable and other liabilities	4,907,463	3,684,320
Due to local general partners and affiliates	15,508,397	83,431
Due to general partners and affiliates	53,750	24,998
Minority interest	(584,438)	1,166,600
Total liabilities	$45,960,516	$22,274,110

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 15, 2008, Greenleaf, Quality Hill and Magnolia, which were sold during the current year, and Grove Parc, B&C Housing, State Street and West Kinney, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements.  For the three and six months ended September 15, 2007, Charles Drew, which was sold during the six months ended September 15, 2007, Sartain School Venture, L.P., which was sold during the year ended March 31, 2008, Greenleaf and West Kinney, which were classified as assets held for sale at September 15, 2007, and, in order to present comparable results for the three and six months ended September 15, 2008, Grove Parc, B&C Housing, State Street, Quality Hill and Magnolia, were all classified as discontinued operations on the consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 15, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 15,		Six Months Ended September 15,
	2008	2007*	2008	2007*

Revenues:
Rental income	$2,425,631	$3,139,438	$5,002,861	$6,397,922
Other	68,234	(55,597)	388,724	63,185
Gain on sale of properties	279,989	108,471	8,518,263	84,827
Total revenue	2,773,854	3,192,312	13,909,848	6,545,934
Expenses:
General and administrative	519,264	631,202	1,055,507	1,253,861
General and administrative-related parties (Note 2)	77,411	94,757	199,395	271,577
Repairs and maintenance	990,990	662,831	1,885,938	1,559,642
Operating	486,312	418,613	1,058,942	1,214,505
Taxes	151,087	154,305	333,823	328,998
Insurance	149,602	198,100	320,778	381,647
Interest	578,845	851,473	1,270,000	1,838,588
Depreciation and amortization	15,997	585,089	519,127	1,282,336
Total expenses	2,969,508	3,596,370	6,643,510	8,131,154
(Loss) income before minority interest	(195,654)	(404,058)	7,266,338	(1,585,220)
Minority interest in (income) loss of subsidiaries from discontinued operations	(134,648)	(27,674)	1,038,047	(307,464)
Net (loss) income from discontinued operations (including gain on sale of properties)	$(330,302)	$(431,732)	$8,304,385	$(1,892,684)
(Loss) income – limited partners from discontinued operations (including gain on sale of properties)	$(326,999)	$(427,414)	$8,221,341	$(1,873,757)
Number of BACs outstanding	15,987.5	15,987.5	15,987.5	15,987.5
(Loss) income from discontinued operations (including gain on sale of properties) per BAC	$(20.45)	$(26.74)	$514.23	$(117.20)

Cash Flows from Discontinued Operations:

	Six Months Ended September 15,
	2008	2007*

Net cash provided by (used in) operating activities	$2,214,264	$(422,923)
Net cash provided by investing activities	$7,614,097	$2,839,502
Net cash used in financing activities	$(7,430,809)	$(2,671,333)

*  Reclassified for comparative purposes.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 15, 2008
(Unaudited)

NOTE 7 – Commitments and Contingencies

a)  Lease Commitment

None

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.

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

e)  Other

Greenleaf
A former tenant brought suit against Greenleaf’s on-site manager for damages of $100,000.  An amended complaint does not specify an amount of damages.  The former tenant claims violation of the 14th Amendment, false arrest, obstruction of justice and civil conspiracy.  On March 26, 2008, Greenleaf’s motion to dismiss the case was granted by the court.  Greenleaf was sold on January 29, 2008 (see Note 4).

State Street
The Camden Redevelopment Agency has designated the Cramer Hill Waterfront Redevelopment Agency as a possible future redevelopment project.  This area includes Centennial Village, a 200-unit apartment project that State Street owns and operates.  There have been various lawsuits involving this redevelopment at this time.  On April 29, 2008, State Street entered into a purchase and sale agreement to sell its property and related assets and liabilities (see Note 5).

Grove Parc
Grove Parc experienced significant cash flow difficulties.  Grove Parc withdrew $431,716 from the replacement reserve of which $303,081 was used to pay operating expenses incurred by the Property.  The mortgage was in technical default and on March 11, 2008 the mortgagee assigned the mortgage to HUD pursuant to the applicable FHA insurance. On April 11, 2008, the Partnership entered into an agreement to sell its limited partnership interest in Grove Parc (see Note 5).  Subsequently, on September 30, 2008, the Partnership sold its limited partnership interest in Grove Parc (see Note 8).

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.  There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments.  HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of September 15, 2008, there are three Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD’s approval.  Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 8 – Subsequent Event

On September 30, 2008, the Partnership sold its limited partnership interest in Grove Parc to an affiliate of the Local General Partner for a sales price of $10,000.  The sale will result in a gain of approximately $18,236,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $18,226,000 at the date of the sale and the $10,000 received from the sale, which will be recognized during the quarter ending December 15, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in thirty-one Local Partnerships.  As of September 15, 2008, the Partnership has sold its limited partnership interest in nine Local Partnerships, the properties and the related assets and liabilities of seventeen Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  For a discussion of sales of the Local Partnerships see Note 4.  In addition, as of September 15, 2008, the Partnership has entered into agreements to sell its limited partnership interest in two Local Partnerships and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 5).  Subsequently, the Partnership sold its limited partnership interest in one of those Local Partnerships (see Note 8).

Short-Term

The Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the six months ended September 15, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $0 and $60,000, respectively.  Additionally, during the six months ended September 15, 2008 and 2007, the Partnership received approximately $0 and $2,765,000 distributions of proceeds from sales, respectively.

For the six months ended September 15, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $2,823,000.  This decrease is attributable to net cash used in operating activities ($118,000), costs paid relating to sale of properties ($286,000), repayments of mortgage notes ($7,527,000), a net decrease in due to local general partners and affiliates relating to finance activities ($38,000), an increase in cash held in escrow relating to investing activities ($384,000) and distributions ($2,828,000), which exceeded proceeds from sale of investments ($8,359,000).  Included in the adjustments to reconcile net income to net cash used in operating activities are depreciation and amortization of approximately ($519,000) and a gain on sale of properties ($8,518,000).

Accounts payable as of September 15, 2008 and March 15, 2008, were $19,719 and $3,988,892, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations, as of September 15, 2008 and March 15, 2008, totaled $1,227,452 and $1,095,701, respectively.

Accrued interest payable as of September 15, 2008 and March 15, 2008 was $0 and $1,312,357, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of September 15, 2008 and March 15, 2008, totaled $3,531,504 and $2,517,813, respectively.

A working capital reserve at the Partnership level of approximately $3,832,000 remained unused at September 15, 2008.

The Partnership is not expected to have access to additional sources of financing.

Partnership management fees owed to the General Partners amounting to approximately $2,142,000 and $2,172,000 were accrued and unpaid as of September 15, 2008 and March 15, 2008, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 7 to the financial statements.  Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.  However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the applicable Compliance Period, during which the properties owned by the Local  Partnerships must comply with various rent and other restrictions.  The Compliance Periods continue through December 31, 2008 with respect to such properties depending upon when the Tax Credit Periods commenced.

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

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 15, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 15, 2008.

Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At September 15, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 15, 2008		Fair Value Measurements at September 15, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$26,075,344	$26,075,344	$0	$0	$26,075,344

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

During the six months ended September 15, 2008, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.  Through September 15, 2008, the Partnership has recorded approximately $3,760,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  As of September 15, 2008 and March 15, 2008, the Partnership has recorded property and equipment net of accumulated depreciation of $18,444,334 and $10,588,776, respectively, as held for sale.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 12% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 15, 2008, as well as in Item 2, the fair value of the mortgage notes payable.

The Partnership does not have any other market risk sensitive instruments.

Item 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Chief Financial Officer of Related Credit Properties L.P. and Liberty Associates III, L.P., the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 15, 2008.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 15, 2008, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

The Partnership’s Annual Report on Form 10-K did not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 15, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

LIBERTY TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES L.P.,
a General Partner

			By:	Credit Properties GP LLC,
its General Partner

Date:	October 30, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	October 30, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

		By:	LIBERTY ASSOCIATES III, L.P.,
a General Partner

			By:	Related Credit Properties L.P.,
its General Partner

				By:	Credit Properties GP LLC
its General Partner

Date:	October 30, 2008
					By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	October 30, 2008
					By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer