Form 10-Q
period 2008-12-15
LIBERTY TAX CREDIT PLUS LP
filed 2009-01-28
CIK 818020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 15, 2008

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

PART I - Financial Information

Item 1.  Financial Statements

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 15,	March 15,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Operating assets
Property and equipment, at cost, net of accumulated depreciation of $0 and $29,193,600, respectively	$0	$16,109,674
Cash and cash equivalents	4,113,946	7,007,120
Cash held in escrow	0	2,325,637
Accounts receivable - tenants	0	116,669
Deferred costs, net of accumulated amortization of $0 and $126,560, respectively	0	553,851
Other assets	2,781	595,986
Total operating assets	4,116,727	26,708,937
Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $20,892,221 and $18,141,851, respectively	9,633,255	10,588,776
Net assets held for sale	3,881,007	1,837,456
Total assets from discontinued operations	13,514,262	12,426,232
Total assets	$17,630,989	$39,135,169
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating liabilities
Mortgage notes payable	$0	$23,188,688
Accounts payable	24,368	3,988,892
Accrued interest payable	0	1,312,357
Security deposits payable	0	114,270
Due to local general partners and affiliates	0	15,546,224
Due to general partners and affiliates	165,972	2,355,472
Total operating liabilities	190,340	46,505,903
Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	14,648,341	17,314,761
Net liabilities held for sale (including minority interest)	3,379,482	4,959,349
Total liabilities from discontinued operations	18,027,823	22,274,110
Total liabilities	18,218,163	68,780,013
Minority interests	0	(579,276)
Commitments and contingencies (Note 7)
Partners’ (deficit) capital
Limited partners (15,987.5 BACs issued and outstanding)	(7,570,296)	(33,680,498)
General partners	6,983,122	4,614,930
Total partners’ (deficit) capital	(587,174)	(29,065,568)
Total liabilities and partners’ (deficit) capital	$17,630,989	$39,135,169

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 15,		Nine Months Ended December 15,
	2008	2007*	2008	2007*

Operations:
Revenues
Other	$22,889	$77,097	$79,265	$204,674
Total revenues	22,889	77,097	79,265	204,674
Expenses
General and administrative	30,274	115,103	172,388	233,732
General and administrative – related parties (Note 2)	46,791	147,941	180,698	471,917
Total expenses from operations	77,065	263,044	353,086	705,649
Loss from operations	(54,176)	(185,947)	(273,821)	(500,975)
Discontinued Operations:
Income (loss) from discontinued operations (including minority interest and gain on sale of properties) (Note 6)	18,343,377	(1,089,162)	26,647,762	(2,981,846)
Net income (loss)	$18,289,201	$(1,275,109)	$26,373,941	$(3,482,821)
Loss from operations – limited partners	$(53,634)	$(184,088)	$(271,083)	$(495,965)
Income (loss) from discontinued operations (including minority interest and gain on sale of properties) – limited partners	18,159,943	(1,078,270)	26,381,285	(2,952,028)
Net income (loss) – limited partners	$18,106,309	$(1,262,358)	$26,110,202	$(3,447,993)
Number of BACs outstanding	15,987.5	15,987.5	15,987.5	15,987.5
Loss from operations per BAC	$(3.35)	$(11.51)	$(16.96)	$(31.02)
Income (loss) from discontinued operations per BAC	1,135.88	(67.45)	1,650.12	(184.65)
Net income (loss) per BAC	$1,132.53	$(78.96)	$1,633.16	$(215.67)

* Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ (deficit) capital – March 16, 2008	$(29,065,568)	$(33,680,498)	$4,614,930
Net income	26,373,941	26,110,202	263,739
Contribution – write-off of partnership management fees related to sold properties	2,069,453	0	2,069,453
Contribution – write-off of related party debt	35,000	0	35,000
Partners’ (deficit) capital – December 15, 2008	$(587,174)	$(7,570,296)	$6,983,122

See accompanying notes to consolidated financial statements

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended December 15,
	2008	2007

Net income (loss)	$26,373,941	$(3,482,821)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of properties	(26,680,542)	(84,827)
Depreciation and amortization	524,314	1,865,027
Minority interest in (income) loss of subsidiaries	(1,019,913)	302,332
Increase in accounts receivable – tenants	(7,864)	(16,056)
Decrease in other assets	186,586	202,699
Increase in accounts payable	398,632	209,878
Increase in accrued interest payable	360,777	846,786
Decrease in security deposits payable	(2,641)	(10,449)
(Decrease) increase in due to general partners and affiliates	(66,297)	205,786
Increase in cash held in escrow	(1,819)	(167,686)
Net cash provided by (used in) operating activities	65,174	(129,331)
Cash flows from investing activities:
(Increase) decrease in cash held in escrow	(447,694)	286,817
Proceeds from sale of investments	8,369,177	3,435,000
Costs paid relating to sale of properties	(286,454)	(438,161)
Improvements to property and equipment	0	(59,318)
Net cash provided by investing activities	7,635,029	3,224,338
Cash flows from financing activities:
Repayments of mortgage notes	(7,590,636)	(288,183)
Increase in due to local general partners and affiliates	9,765	534,067
Decrease in due to local general partners and affiliates	(47,592)	(41,445)
Increase in deferred costs	0	(3,834)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	0	(212,161)
Distribution	(2,828,217)	(2,777,970)
Net cash used in financing activities	(10,456,680)	(2,789,526)
Net (decrease) increase in cash and cash equivalents	(2,756,477)	305,481
Cash and cash equivalents at beginning of period	7,258,111	6,390,501
Cash and cash equivalents at end of period*	$4,501,634	$6,695,982
Summarized below are the components of the gain on sale of properties:
Proceeds from sale of investments – net	$(8,082,723)	$(2,996,839)
Decrease in property and equipment, net of accumulated depreciation	16,559,595	2,605,211
Decrease in mortgage notes payable	(18,264,472)	0
Decrease in due to general partners and affiliates	(39,998)	0
Decrease in due to local general partner and affiliates	(15,105,829)	0
Decrease in cash held in escrow	1,089,991	18,663
Decrease in rents receivable	112,648	14,532
Decrease in other assets	173,305	38,109
(Decrease) increase in accounts payable	(2,007,315)	254,160
Decrease in accrued interest payable	(1,442,747)	0
Decrease in security deposits payable	(97,924)	(18,663)
Decrease in deferred cost	558,641	0
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(133,714)	0
Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of related party debt	$35,000	$0
Contribution from write-off of partnership management fees related to sold properties	2,069,453	0
*Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $387,688 and $453,045, respectively.

See accompanying notes to consolidated financial statements

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 15, 2008
(Unaudited)

NOTE 1 - General

The consolidated financial statements for the nine months ended December 15, 2008 and 2007, include the accounts of Liberty Tax Credit Plus L.P. (the “Partnership”) and seven and nine subsidiary partnerships (each a “subsidiary partnership” or “Local Partnership”), respectively, in which the Partnership is a limited partner.  Through the rights of the Partnership and/or a general partner of the Partnership (a “General Partner”), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partners of each subsidiary partnership (the “Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.  As of January 12, 2009, the Partnership has disposed of all thirty-one of its original investments.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes, the Partnership’s fiscal quarter ends on December 15.  All subsidiary partnerships have fiscal quarters ending September 30.  Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 15.  The Partnership’s quarter ends on December 15 in order to allow adequate time for the subsidiary partnerships’ financial statements to be prepared and consolidated.  The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 15, 2008 and March 15, 2008, the results of operations for the three and nine months ended December 15, 2008 and 2007 and cash flows for the nine months ended December 15, 2008 and 2007.  However, the operating results and cash flows for the nine months ended December 15, 2008 may not be indicative of the results for the year.

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

The Partnership’s investment in each subsidiary partnership is equal to the respective subsidiary partnership’s partners’ equity less minority interest capital, if any.  Losses attributable to minority interests which exceed the minority interests’ investments in the subsidiary partnerships have been charged to the Partnership.  There were no such losses for the three and nine months ended December 15, 2008 and 2007.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  We do not expect the adoption of FSP FAS 157-3 to have a material effect on our consolidated financial statements.

NOTE 2 - Related Party Transactions

An affiliate of the General Partners has a 1% interest, as a special limited partner, in each of the subsidiary partnerships.  An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties from operations for the three and nine months ended December 15, 2008 and 2007 were as follows:

	Three Months Ended December 15,		Nine Months Ended December 15,
	2008	2007*	2008	2007*

Partnership management fees (a)	$52,500	$77,125	$156,514	$305,125
Expense reimbursement (b)	(5,709)	70,816	24,184	166,792
Total general and administrative-related parties	$46,791	$147,941	$180,698	$471,917

* Reclassified for comparative purpose.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 15, 2008
(Unaudited)

The costs incurred to related parties from discontinued operations for the three and nine months ended December 15, 2008 and 2007 were as follows:

	Three Months Ended December 15,		Nine Months Ended December 15,
	2008	2007*	2008	2007*

Local administrative fee (d)	$2,500	$3,125	$7,500	$9,375
Total general and administrative-General Partners	2,500	3,125	7,500	9,375
Property management fees incurred to affiliates of the local general partners (c)	75,792	160,979	270,187	426,306
Total general and administrative-related parties	$78,292	$164,104	$277,687	$435,681

* Reclassified for comparative purpose.

(a)  The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”)), for administering the affairs of the Partnership.  The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  During the quarter ended December 15, 2008, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $2,069,000, resulting in a non-cash General Partner contribution of the same amount.  Partnership management fees owed to the General Partners amounting to approximately $125,000 and $2,172,000 were accrued and unpaid as of December 15, 2008 and March 15, 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

(b)  The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership’s behalf.  The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partners performs asset monitoring for the Partnership.  These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $15,000 and $84,000 were accrued and unpaid as of December 15, 2008 and March 15, 2008, respectively.

(c)  Property management fees incurred by the subsidiary partnerships in operations amounted to $142,282 and $224,792 and $471,941 and $617,747 for the three and nine months ended December 15, 2008 and 2007, respectively.  Of these fees, $75,792 and $160,979 and $270,187 and $426,306 were incurred to affiliates of the Local General Partners, all of which related to discontinued operations.

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

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 15, 2008
(Unaudited)

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At December 15, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 15, 2008		Fair Value Measurements at December 15, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$14,648,341	$14,648,341	$0	$0	$14,648,341

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing all of its investments.  As of December 15, 2008, the Partnership has sold its limited partnership interest in ten Local Partnerships, the property and the related assets and liabilities of seventeen Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of December 15, 2008, the Partnership has entered into agreements to sell its limited partnership interest in two Local Partnerships and one Local Partnership entered into an agreement to sell its property and the related assets and liabilities (see Note 5).  Subsequently, the Partnership’s limited partnership interest in two Local Partnerships and the property and the related assets and liabilities of one Local Partnership were sold (see Note 8) and as such, the Partnership has disposed of all of its investments.  Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investment.

On September 30, 2008, the Partnership sold its limited partnership interest in Grove Parc to an affiliate of the Local General Partner for a sales price of $10,000.  The sale resulted in a gain of approximately $17,892,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $17,882,000 at the date of the sale and the $10,000 received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $35,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

On January 29, 2008, the property and the related assets and liabilities of Greenleaf Associates, L.P. (“Greenleaf”) were sold to an unaffiliated third party purchaser for a sales price of $5,084,177.  The Partnership received $269,886 as a distribution from this sale after the repayment of other liabilities, closing cost and distribution to minority interest of approximately $4,814,000.  The sale resulted in a gain of approximately $1,412,000, resulting from the write-off of the deficit basis in property at the date of sale, which was recorded during the quarter ended June 15, 2008.  An adjustment of approximately $270,000 in gain was recorded during the quarter ended December 15, 2008, resulting in an overall gain of approximately $1,682,000.

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

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 15, 2008
(Unaudited)

NOTE 5 – Assets Held for Sale

On April 29, 2008, State Street 86 Associates, L.P. (“State Street”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,500,000 plus the assumption of the mortgage debt.   State Street has been classified as an asset held for sale as of the quarter ended June 15, 2008.  As of September 30, 2008, State Street had property and equipment, at cost, of approximately $13,923,000, accumulated depreciation of approximately $10,353,000 and mortgage debt of approximately $5,329,000.  Subsequently, on January 12, 2009, the property and the related assets and liabilities of State Street were sold (see Note 8).

On April 10, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in B & C Housing Associates, L.P. (“B & C Housing”) to an affiliate of the Local General Partner for a sales price of $75,000.  B & C Housing has been classified as an asset held for sale as of the quarter ended June 15, 2008.  As of September 30, 2008, B & C Housing had property and equipment, at cost, of approximately $9,272,000, accumulated depreciation of approximately $6,006,000 and mortgage debt of approximately $6,479,000.  Subsequently, on December 31, 2008, the Partnership sold its limited partnership interest in B&C Housing (see Note 8).

On November 20, 2008, the Partnership entered into a new assignment and assumption agreement to sell its limited partnership interest in West Kinney Associates, L.P. (“West Kinney”) to an affiliate of the Local General Partner for a sales price of $125,000.  West Kinney has been classified as an asset held for sale as of the quarter ended June 15, 2007.  As of September 30, 2008, West Kinney had property and equipment, at cost, of approximately $7,187,000, accumulated depreciation of approximately $4,465,000 and mortgage debt of approximately $2,841,000.  Subsequently, on December 31, 2008, the Partnership sold its limited partnership interest in West Kinney (see Note 8).

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of December 15, 2008, Grove Parc, B & C Housing, State Street and West Kinney, were classified as discontinued operations on the consolidated balance sheets.  As of March 15, 2008, Magnolia, Greenleaf, Quality Hill and West Kinney were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

	December 15, 2008	March 15, 2008

Assets
Property and equipment, net of accumulated depreciation of $20,892,221 and $18,141,851, respectively	$9,633,255	$10,588,776
Cash and cash equivalents	387,688	250,991
Cash held in escrow	2,945,745	1,260,586
Deferred costs, net of accumulated amortization of $29,885 and $324,585, respectively	150,012	173,516
Other assets	397,562	152,363
Total assets	$13,514,262	$12,426,232

Liabilities
Mortgage notes payable	$14,648,341	$17,314,761
Accounts payable and other liabilities	3,456,037	3,684,320
Due to local general partners and affiliates	485,999	83,431
Due to general partners and affiliates	3,750	24,998
Minority interest	(566,304)	1,166,600
Total liabilities	$18,027,823	$22,274,110

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 15, 2008, Greenleaf, Quality Hill, Magnolia and Grove Parc, which were sold during the current year, and B&C Housing, State Street and West Kinney, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements.  For the three and nine months ended December 15, 2007, Charles Drew, which was sold during the nine months ended December 15, 2007, Sartain School Venture, L.P., which was sold during the year ended March 31, 2008, Greenleaf, West Kinney and Quality Hill, which were classified as assets held for sale at December 15, 2007, and, in order to present comparable results for the three and nine months ended December 15, 2008, Grove Parc, B&C Housing, State Street and Magnolia, were all classified as discontinued operations on the consolidated financial statements.

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 15, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 15,		Nine Months Ended December 15,
	2008	2007*	2008	2007*

Revenues:
Rental income	$2,341,919	$2,929,037	$7,344,780	$9,326,959
Other	386,765	37,479	775,489	100,664
Gain on sale of properties	18,162,279	0	26,680,542	84,827
Total revenue	20,890,963	2,966,516	34,800,811	9,512,450
Expenses:
General and administrative	436,012	513,813	1,491,519	1,767,674
General and administrative-related parties (Note 2)	78,292	164,104	277,687	435,681
Repairs and maintenance	836,203	957,236	2,722,141	2,516,878
Operating	335,001	446,019	1,393,943	1,660,524
Taxes	103,465	168,977	437,288	497,975
Insurance	96,703	160,054	417,481	541,701
Interest	638,589	1,067,916	1,908,589	2,906,504
Depreciation and amortization	5,187	582,691	524,314	1,865,027
Total expenses	2,529,452	4,060,810	9,172,962	12,191,964
Income (loss) before minority interest	18,361,511	(1,094,294)	25,627,849	(2,679,514)
Minority interest in (income) loss of subsidiaries from discontinued operations	(18,134)	5,132	1,019,913	(302,332)
Net income (loss) from discontinued operations (including gain on sale of properties)	$18,343,377	$(1,089,162)	$26,647,762	$(2,981,846)
Income (loss) – limited partners from discontinued operations (including gain on sale of properties)	$18,159,943	$(1,078,270)	$26,381,285	$(2,952,028)
Number of BACs outstanding	15,987.5	15,987.5	15,987.5	15,987.5
Income (loss) from discontinued operations (including gain on sale of properties) per BAC	$1,135.88	$(67.45)	$1,650.12	$(184.65)

Cash Flows from Discontinued Operations:

	Nine Months Ended December 15,
	2008	2007*

Net cash provided by operating activities	$2,323,853	$1,651,862
Net cash provided by investing activities	$7,560,821	$3,126,833
Net cash used in financing activities	$(7,494,748)	$(2,577,365)

*  Reclassified for comparative purposes.

NOTE 7 – Commitments and Contingencies

a)  Lease Commitment

None

LIBERTY TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 15, 2008
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

d)  Tax Credits

The Tax Credit Periods and Compliance Periods for each Local Partnership have expired with each Local Partnership having utilized its full Tax Credits without recapture.

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

State Street
The Camden Redevelopment Agency has designated the Cramer Hill Waterfront Redevelopment Agency as a possible future redevelopment project.  This area includes Centennial Village, a 200-unit apartment project that State Street owns and operates.  There have been various lawsuits involving this redevelopment at this time.  On April 29, 2008, State Street entered into a purchase and sale agreement to sell its property and related assets and liabilities (see Note 5) and the property was subsequently sold on January 12, 2009 (see Note 8).

Grove Parc
Grove Parc experienced significant cash flow difficulties.  Grove Parc withdrew $431,716 from the replacement reserve of which $303,081 was used to pay operating expenses incurred by the Property.  The mortgage was in technical default and on March 11, 2008 the mortgagee assigned the mortgage to HUD pursuant to the applicable FHA insurance.  On September 30, 2008, the Partnership sold its limited partnership interest in Grove Parc (see Note 4).

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.    Subsequent to December 15, 2008, the Partnership has disposed of all of its investments in subsidiary partnerships (see Note 8).

NOTE 8 – Subsequent Events

As of January 12, 2009, the Partnership has disposed of all thirty-one of its original investments.  During the fourth fiscal quarter ending March 15, 2009, the Partnership will commence the process of winding up its operations.  In accordance with the provisions of the Partnership Agreement, a cash distribution is expected to be made during 2009 from available cash less costs incurred to terminate the Partnership.

On January 12, 2009, the property and the related assets and liabilities of State Street were sold to an unaffiliated third party purchaser for a sales price of $1,500,000 plus the assumption of the mortgage debt.  The Partnership received $275,000 as a distribution from this sale after the repayment of other liabilities and closing cost of approximately $ 1,225,000.  The sale will result in a gain of approximately $33,000, resulting from the write-off of the deficit basis in property at the date of sale, which will be recognized during the quarter ending March 15, 2009.

On December 31, 2008, the Partnership sold its limited partnership interest in West Kinney to an affiliate of the Local General Partner for a sales price of $125,000.  The sale will result in a gain of approximately $1,305,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $1,180,000 at the date of the sale and the $125,000 received from the sale, which will be recognized during the quarter ending March 15, 2009.

On December 31, 2008, the Partnership sold its limited partnership interest in B&C Housing to an affiliate of the Local General Partner for a sales price of $75,000.  The sale will result in a gain of approximately $4,313,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $4,238,000 at the date of the sale and the $75,000 received from the sale, which will be recognized during the quarter ending March 15, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in thirty-one Local Partnerships.  As of December 15, 2008, the Partnership has an interest in three remaining Local Partnerships, all of which were subsequently sold in December 2008 and January 2009. During the fourth fiscal quarter ending March 15, 2009, the Partnership will commence the process of winding up its operations.  In accordance with the provisions of the Partnership Agreement, a cash distribution is expected to be made during 2009 from available cash less costs incurred to terminate the Partnership.

Short-Term

The Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the nine months ended December 15, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $0 and $60,000, respectively.  Additionally, during the nine months ended December 15, 2008 and 2007, the Partnership received approximately $270,000 and $2,765,000 distributions of proceeds from sales, respectively.

For the nine months ended December 15, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $2,756,000.  This decrease is attributable to costs paid relating to sale of properties ($286,000), repayments of mortgage notes ($7,591,000), a net decrease in due to local general partners and affiliates relating to finance activities ($38,000), an increase in cash held in escrow relating to investing activities ($448,000) and distributions ($2,828,000), which exceeded net cash provided by operating activities ($65,000) and proceeds from sale of investments ($8,369,000).  Included in the adjustments to reconcile net income to net cash provided by operating activities are depreciation and amortization of approximately ($524,000) and a gain on sale of properties ($26,681,000).

Accounts payable as of December 15, 2008 and March 15, 2008, were $24,368 and $3,988,892, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations, as of December 15, 2008 and March 15, 2008, totaled $623,326 and $1,095,701, respectively.

Accrued interest payable as of December 15, 2008 and March 15, 2008 was $0 and $1,312,357, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of December 15, 2008 and March 15, 2008, totaled $2,748,200 and $2,517,813, respectively.

A working capital reserve at the Partnership level of approximately $4,114,000 remained unused at December 15, 2008.

The Partnership is not expected to have access to additional sources of financing.

During the quarter ended December 15, 2008, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $2,069,000, resulting in a non-cash General Partner contribution of the same amount.  Partnership management fees owed to the General Partners amounting to approximately $125,000 and $2,172,000 were accrued and unpaid as of December 15, 2008 and March 15, 2008, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

For a discussion of contingencies that affected certain Local Partnerships prior to their disposition, see Item 1, Note 7 to the financial statements.     The Tax Credit Periods and Compliance Periods for each Local Partnership have expired with each Local Partnership having utilized its full Tax Credits without recapture.  Subsequent to December 15, 2008, the Partnership has disposed of all of its investments in subsidiary partnerships (see Note 8).

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will, or are likely to impact liquidity in a material way.  Management believes the only impact would be from laws that have not yet been adopted.  The Partnership has liquidated its portfolio and is in the final stages of winding up its affairs.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

The Partnership disclosed in Item 7 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 15, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 15, 2008.

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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At December 15, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 15, 2008		Fair Value Measurements at December 15, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$14,648,341	$14,648,341	$0	$0	$14,648,341

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

During the nine months ended December 15, 2008, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.  Through December 15, 2008, the Partnership has recorded approximately $3,760,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  As of December 15, 2008 and March 15, 2008, the Partnership has recorded property and equipment net of accumulated depreciation of $9,633,255 and $10,588,776, respectively, as held for sale.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership had mortgage notes that were payable in aggregate monthly installments including principal and interest at rates varying from 1% to 12% per annum.  The Partnership does not believe there was a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes had fixed rates.  The Partnership disclosed in Item 8, Note 3 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 15, 2008, as well as in Item 2, the fair value of the mortgage notes payable.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 15, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

LIBERTY TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES L.P.,
a General Partner

			By:	Credit Properties GP LLC,
its General Partner

Date:	January 28, 2009
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	January 28, 2009
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

		By:	LIBERTY ASSOCIATES III, L.P.,
a General Partner

			By:	Related Credit Properties L.P.,
its General Partner

				By:	Credit Properties GP LLC
its General Partner

Date:	January 28, 2009
					By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	January 28, 2009
					By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer